Form 10-Q
period 1998-07-04
V I TECHNOLOGIES INC
filed 1998-08-13
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 4, 1998


         ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


                          Commission File No. 0-24241


                            V.I. TECHNOLOGIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

  DELAWARE                                               11-3238476
  --------                                               ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                   155 Duryea Road, Melville, New York 11747
                   -----------------------------------------
               (Address of principal executive offices)(Zip code)


      Registrant's telephone number, including area code:  (516) 752-7314

  ------------------------------------------------------------------------------
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   (  )                          No   (X)

  The number of shares outstanding of each of the Registrant's classes of common stock as of August 4, 1998:


         Title of Class                         Shares Outstanding
    Common Stock, $.01 par value                   12,265,493

                            V. I. TECHNOLOGIES, INC.

                                     INDEX



PART I.               FINANCIAL INFORMATION                                                PAGE
-------               ---------------------                                                ----

Item 1.               Financial Statements:

                      Condensed Balance Sheets at July 4, 1998
                            and December 31, 1997                                            3

                      Condensed Statements of Operations for
                            the thirteen and twenty-six weeks
                            ended July 4, 1998 and July 5, 1997                              4

                      Condensed Statements of Cash Flows for the
                            twenty-six weeks ended July 4, 1998
                            and July 5, 1997                                                 5

                      Condensed Statements of Stockholders' Equity
                            for the twenty-six weeks ended
                            July 4, 1998 and the years ended
                            December 31, 1997 and 1996                                       6

                      Notes to Condensed Financial Statements                                7

Item 2.               Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                                       9


PART II.              OTHER INFORMATION
--------              -----------------

Item 2.               Changes in Securities and Use of Proceeds                             11

Item 6.               Exhibits and Reports on Form 8-K                                      13



SIGNATURES                                                                                  14

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            V. I. TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                       JULY 4, 1998 AND DECEMBER 31, 1997
                      (In thousands except for share data)

                                                               July 4,                  December 31,
                                                                1998                        1997
                                                                ----                        ----
                                                              (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                    $ 39,969                  $  5,250
   Trade receivables                                               3,986                     1,355
   Other receivables, net                                            813                       895
   Due from related parties                                          124                        -
   Inventory                                                       2,747                       575
   Prepaid expenses and other current assets                         517                       321
                                                        -----------------         -----------------
      Total current assets                                        48,156                     8,396

Property, plant and equipment, net                                28,025                    29,050
Other assets, net                                                    674                       721
                                                        -----------------         -----------------
      Total assets                                              $ 76,855                  $ 38,167
                                                        =================         =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                            $  2,687                  $  2,687
   Current portion of capital lease obligations                    1,157                       964
   Current portion of advance from customer                          450                       338
   Deferred revenue                                                1,868                        -
   Accounts payable and accrued expenses                           9,571                     6,814
   Due to related parties                                             -                        368
                                                        -----------------         -----------------
      Total current liabilities                                   15,733                    11,171

Long-term debt, less current portion                               6,719                     8,062
Capital lease obligations, less current portion                    3,973                     4,593
Advance from customer, less current portion                        2,550                     2,663
                                                        -----------------         -----------------
      Total liabilities                                           28,975                    26,489
                                                        -----------------         -----------------


Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
       1,000,000 at July 4, 1998 and 500 at December 31,
       1997; no shares issued and outstanding                         -                         -
   Common stock, par value $.01 per share; authorized
       30,000,000 shares; issued and outstanding  11,939,152 at
       July 4, 1998 and 7,852,723 at December 31, 1997               119                        78
   Additional paid-in-capital                                     82,585                    38,298
   Note receivable from stockholder                                 (250)                      (35)
   Accumulated deficit                                           (34,574)                  (26,663)
                                                        -----------------         -----------------
      Total stockholders' equity                                  47,880                    11,678
                                                        -----------------         -----------------

      Total liabilities and stockholders' equity                $ 76,855                  $ 38,167
                                                        =================         =================


     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JULY 5, 1997
               (In thousands except for share and per share data)
                                  (UNAUDITED)

                                                      Thirteen Weeks                               Twenty-six Weeks
                                                          Ended                                          Ended
                                                 -------------------------                    -------------------------------
                                                July 4,              July 5,                July 4,              July 5,
                                                 1998                 1997                   1998                 1997
                                                 ----                 ----                   ----                 ----

Revenue                                          $    7,946           $    4,429             $   12,067           $    8,162
                                         ===================  ===================    ===================  ===================

Costs and expenses:
   Cost of sales                                      5,363                4,002                 10,105                7,471
   Research and development, net                      1,748                1,196                  3,395                2,534
   Selling, general and administrative
    expenses                                          2,214                  603                  3,538                1,355
   Charge related to research
    collaboration                                        -                    -                   2,202                   -
                                         -------------------  -------------------    -------------------  -------------------
Total operating costs and expenses                    9,325                5,801                 19,240               11,360
                                         -------------------  -------------------    -------------------  -------------------

Loss from operations                                 (1,379)              (1,372)                (7,173)              (3,198)

Interest income                                         114                  128                    167                  163
Interest expense                                       (431)                (130)                  (905)                (260)
                                         -------------------  -------------------    -------------------  -------------------
Interest expense, net                                  (317)                  (2)                  (738)                 (97)
                                         -------------------  -------------------    -------------------  -------------------

Net loss                                         $   (1,696)          $   (1,374)            $   (7,911)          $   (3,295)
                                         ===================  ===================    ===================  ===================


Basic and diluted net loss per share                 $(0.18)              $(0.19)                $(0.91)              $(0.49)
                                         ===================  ===================    ===================  ===================

Weighted average common shares
 outstanding used in computing basic and
 diluted net loss per share                       9,381,000            7,346,000              8,738,000            6,700,000
                                         ===================  ===================    ===================  ===================

The accompanying notes are an integral part of the condensed financial statements.


                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JULY 5, 1997
                                 (In thousands)
                                  (UNAUDITED)


                                                                              July 4,                  July 5,
                                                                               1998                     1997
                                                                       ------------------       ------------------
Cash flows provided by (used in) operating activities:
 Net loss                                                                         $(7,911)                 $(3,295)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                    2,014                    1,368
   Debt refinancing costs                                                              -                      (856)
   Compensation expense in connection with acceleration of
     option vesting                                                                   281                       -
   Charge related to research collaboration                                         2,202                       -
 Changes in operating accounts:
   Trade receivables                                                               (2,631)                    (580)
   Other receivables, net                                                              82                      555
   Due to/from related parties                                                       (492)                     (89)
   Inventory                                                                       (2,172)                    (221)
   Prepaid expenses and other current assets                                         (238)                     (56)
   Deferred revenue                                                                 1,868                       -
   Accounts payable and accrued expenses                                            2,617                    3,545
                                                                       -------------------      -------------------

Net cash provided by (used in) operating activities                                (4,380)                     371
                                                                       -------------------      -------------------

Cash flows used in investing activities:
 Additions to property, plant and equipment                                          (900)                  (3,041)
                                                                       -------------------      -------------------

Net cash used in investing activities                                                (900)                  (3,041)
                                                                       -------------------      -------------------

Cash flows provided by financing activities:
 Proceeds from issuance of common stock, net of
      issuance costs                                                               41,634                   14,950
 Proceeds from issuance of common stock upon exercise
      of options                                                                      136                       -
 Advances from customer                                                                -                     1,000
 Principal repayment of long-term debt                                             (1,344)                  (1,750)
 Principal repayment of capital lease obligations                                    (427)                    (313)
 Principal repayment of note payable                                                   -                    (2,827)
                                                                       -------------------      -------------------

Net cash provided by financing activities                                          39,999                   11,060
                                                                       -------------------      -------------------

Net increase in cash and cash equivalents                                          34,719                    8,390

Cash and cash equivalents at beginning of year                                      5,250                    4,752
                                                                       -------------------      -------------------

Cash and cash equivalents at end of period                                        $39,969                  $13,142
                                                                       ===================      ===================

The accompanying notes are an integral part of the condensed financial statements.


                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND THE YEARS ENDED DECEMBER 31,
                                 1997 AND 1996
                        (In thousands except share data)
                                  (UNAUDITED)

                                                                        Common          Common
                                                                        Stock           Stock        Additional
                                                                        -----           -----         Paid-In
                                                                        Shares          Amount        Capital
                                                                 ----------------    ------------    --------------
Balance at December 31, 1995                                            4,472,271            $ 45       $19,426
Issuance of shares of common stock in connection with a loan
 agreement                                                                129,964               1           362
Issuance of shares of common stock upon exercise of stock
 options and warrants                                                   1,440,072              14         4,011
Issuance of warrant to purchase 3,577 shares of common stock in
 connection with a lease agreement                                             -               -             10
Net loss                                                                       -               -             -
                                                                 -----------------   -------------   --------------
Balance at December 31, 1996                                            6,042,307              60        23,809
Issuance of shares of common stock in connection with a private
 placement, net of issuance costs of $859                               1,797,894              18        14,073
Compensation expense in connection with issuance of stock options              -               -            381
Issuance of shares of common stock upon exercise of stock
 options                                                                   12,522              -             35
Net loss                                                                       -               -             -
                                                                 -----------------   -------------   --------------
Balance at December 31, 1997                                            7,852,723              78        38,298
Issuance of shares of common stock in connection with initial
 public offering, net of costs of $1,286                                3,000,000              30        32,164
Issuance of shares of common stock in connection with a private
 placement                                                                925,070               9         8,991
Issuance of shares of common stock to New York Blood Center
 in satisfaction of obligation                                             35,778               1           299
Change in connection with  research collaboration                              -               -          2,202
Issuance of shares of common stock upon exercise of stock options         125,581               1           350
Compensation expense in connection with acceleration of option
 vesting                                                                       -               -            281
Net loss                                                                       -               -             -
                                                                 -----------------   -------------   --------------
Balance at July 4, 1998                                                11,939,152        $    119     $  82,585
                                                                 =================   =============   ==============
                                                                           Note
                                                                     Receivable From    Accumulated   Stockholders'
                                                                       Stockholder        Deficit         Equity
                                                                 -------------------   ------------   -------------
Balance at December 31, 1995                                         $            -      $(10,839)    $  8,632
Issuance of shares of common stock in connection with a loan
 agreement                                                                        -            -           363
Issuance of shares of common stock upon exercise of stock
 options and warrants                                                             -            -         4,025
Issuance of warrant to purchase 3,577 shares of common stock in
 connection with a lease agreement                                                -            -            10
Net loss                                                                          -        (4,125)      (4,125)
                                                                      ---------------  ------------   ----------
Balance at December 31, 1996                                                      -       (14,964)       8,905
Issuance of shares of common stock in connection with a private
 placement, net of issuance costs of $859                                         -            -        14,091
Compensation expense in connection with issuance of stock options                 -            -           381
Issuance of shares of common stock upon exercise of stock
 options                                                                         (35)          -            -
Net loss                                                                          -       (11,699)     (11,699)
                                                                      ---------------  ------------   ----------
Balance at December 31, 1997                                                     (35)     (26,663)      11,678
Issuance of shares of common stock in connection with initial
 public offering, net of costs of $1,286                                          -            -        32,194
Issuance of shares of common stock in connection with a private
 placement                                                                        -            -         9,000
Issuance of shares of common stock to New York Blood Center
 in satisfaction of obligation                                                    -            -           300
Change in connection with  research collaboration                                 -            -         2,202
Issuance of shares of common stock upon exercise of stock options               (215)          -           136
Compensation expense in connection with acceleration of option
 vesting                                                                          -            -           281
Net loss                                                                          -        (7,911)      (7,911)
                                                                      ---------------  ------------   ----------
Balance at July 4, 1998                                              $          (250)    $(34,574)    $ 47,880
                                                                      ===============  ============   ==========

The accompanying notes are an integral part of the condensed financial statements.


ep                            V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the Company's prospectus dated June 10, 1998.

     In the opinion of management, the accompanying financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity of V.I. Technologies, Inc. for the interim periods. Interim results are not necessarily indicative of results for a full year.

     Stock Split

     In February 1998, the Board of Directors authorized and the stockholders approved a 1-for-2.795 reverse split of the Company's common stock which became effective on February 23, 1998. All share and per share amounts included in the accompanying condensed financial statements and footnotes have been restated to reflect the reverse stock split.

     Fiscal Year

     The Company changed its fiscal year-end to 52 weeks, beginning with the fiscal year ending January 2, 1999, as reported in the Company's Form 8-K filed August 11, 1998. Such fiscal period corresponds with the Company's natural business year.

     Inventory

     Costs incurred in connection with plasma fractionation processing services and with the production of VIPLAS/SD are included in inventories and expensed upon recognition of related revenues. Such costs include direct labor and processing overheads. The processed plasma is supplied and owned by the Company's customers and is not included in inventory. Supplies used are stated at the lower of cost, as determined using the average cost method, or net realizable value.

     Revenue Recognition

     Revenue from plasma fractionation processing services and the production of VIPLAS/SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations. Deferred revenue represents billings for the VIPLAS/SD product awaiting satisfaction of certain quality control requirements.

     Research and Development

     All research and development costs are charged to operations as incurred. Revenue from research and development grants and collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such revenue totaled $0.1 million and $0.5 million for the thirteen weeks ended July 4, 1998 and July 5, 1997, respectively, and $0.5 million and $0.7 million for the twenty-six weeks ended July 4, 1998 and July 5, 1997, respectively.

     Reclassification

     Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

2.   Initial Public Offering
     -----------------------

     On June 15, 1998, the Company completed an initial public offering ("IPO") of 3,000,000 shares of the Company's common stock, par value $.01 per share, at $12.00 per share, raising gross proceeds of $36,000,000 before underwriters' commissions and expenses. The Company intends to use the net proceeds to fund costs associated with the commercialization of VIPLAS/SD, clinical trials, research and development and for capital investments and other general corporate purposes.

3.   Inventory
     ---------

     Classification of inventories at July 4, 1998 and December 31, 1997 were as follows (in thousands):

                                            1998                  1997
                                        ------------         --------------
        Work in process                       $2,367                  $ 211
        Supplies                                 380                    364
                                      --------------       ----------------
                                              $2,747                  $ 575
                                      ==============       ================

4.   Earnings Per Share
     ------------------

     Earnings per share is computed in accordance with the provisions of SFAS No. 128 "Earnings per Share", which became effective for the Company as of December 31, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. Earnings per share for the thirteen and twenty-six weeks ended July 4, 1998 and July 5, 1997 do not include the exercise of stock options and warrants because the effect of such inclusion would be antidilutive. For the thirteen weeks ended July 4, 1998 and July 5, 1997, the weighted average number of common shares outstanding used to compute both basic and diluted earnings per share was 9,381,000 and 7,346,000, respectively. For the twenty-six weeks ended July 4, 1998 and July 5, 1997, the weighted average number of common shares outstanding used to compute both basic and diluted earnings per share was 8,738,000 and 6,700,000, respectively.


5.   Subsequent Events
     -----------------

     On July 17, 1998, the Company repaid in full its settlement agreement with Bayer Corporation in the amount of $1,937,000. This agreement, which originated in January 1996, carried an interest at a rate of prime plus 2% and increased to prime plus 3% on July 1, 1998.

     As part of the Company's initial public offering, an over-allotment option on up to 450,000 shares of the Company's common stock was exercisable for a 30-day period expiring on July 10, 1998. On July 10, 1998, the underwriters partially exercised their over-allotment option for an additional 325,000 shares priced at $12.00 per share, raising additional gross proceeds of $3,900,000 before underwriters' commissions and expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue
-------

Revenue increased from $4.4 million for the second quarter of 1997 to $7.9 million for the second quarter of 1998, an increase of $3.5 million. Revenue increased from $8.2 million for the twenty-six weeks ended July 5, 1997 to $12.1 million for the twenty-six weeks ended July 4, 1998, an increase of $3.9 million. The increase for both the quarter and twenty-six weeks was largely due to sales of VIPLAS/SD, which was approved by the FDA in May 1998. Sales of blood fractions were also up slightly for the quarter and year-to-date, resulting from an increase in processing volume partially offset by a decrease in unit pricing under the Processing Agreement with Bayer Corporation.

Cost of Sales
-------------

Cost of sales includes costs related to processing fractionated products and those costs formerly classified as facility costs. In 1998, such facility costs include manufacturing costs associated with the production ramp-up of VIPLAS/SD in anticipation of FDA marketing approval, which was obtained in May 1998. In 1997, such costs included employee wages and related benefits, materials and other supplies associated with product test runs, equipment maintenance, internal validation and quality control procedures, and the testing of new machinery associated with VIPLAS/SD production.

Cost of sales increased from $4.0 million for the quarter ended July 5, 1997 to $5.4 million for the quarter ended July 4, 1998, an increase of $1.4 million. For the twenty-six weeks, cost of sales increased from $7.5 million for 1997 to $10.1 million for 1998, an increase of $2.6 million. The increase for the quarter and year-to-date was primarily due to processing costs related to the production ramp-up of VIPLAS/SD.

As a percentage of revenue, cost of sales was 67% and 84%, respectively, for the quarter and twenty-six weeks ended July 4, 1998. This was a significant improvement from the comparative 1997 periods, which did not contain revenue from the sale of VIPLAS/SD.

Research and Development
------------------------

Research and development costs increased from $1.2 million for the second quarter of 1997 to $1.7 million for the second quarter of 1998, an increase of $0.5 million. These costs increased from $2.5 million for the twenty-six weeks of 1997 to $3.4 million for the twenty-six weeks of 1998, an increase of $0.9 million. The increase in research and development costs for both the thirteen and twenty-six weeks is due to the expanded activities in the Company's VIGuard RBCC and VIGuard PC programs, expanded clinical trials for VIGuard Fibrin Sealant and additional development activities.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased from $0.6 million for the second quarter of 1997 to $2.2 million for the second quarter of 1998, an increase of $1.6 million, and from $1.4 million for the twenty-six weeks ended July 5, 1997 to $3.5 million for the twenty-six weeks ended July 4, 1998, an increase of $2.1 million. The increase for the thirteen and twenty-six weeks is principally due to administrative costs associated with the hiring of new personnel as well as legal expenses. The legal expense increase related to formulating agreements with collaborators and to responding to a Civil Investigative Demand from the U.S. Department of Justice. The Company anticipates that selling, general and administrative expenses will decline from the level of spending incurred in the second quarter of 1998.

Charge Related to Research Collaboration
----------------------------------------

During the first quarter of 1998, the Company recorded a one-time charge of $2.2 million for research collaboration with Pall Corporation. The charge occurred in connection with an equity investment in the Company made by Pall under the collaboration agreement and reflects the difference between the amount paid for equity and the fair market value of the common stock at that date. The Pall collaboration covers the development and marketing of systems employing the Company's LAC and Quencher viral inactivation technologies for red blood cell and platelet concentrates.

Net Interest Expense
--------------------

Net interest expense increased by $0.3 million for the second quarter and by $0.6 million for the twenty-six weeks ended July 4, 1998 versus the comparable periods in 1997. This increase reflects additional debt outstanding in the respective periods.

Net Loss
--------

The Company's net loss increased from $1.4 million for the second quarter of 1997 to $1.7 million for the second quarter of 1998, an increase of $0.3 million, and from $3.3 million for the twenty-six weeks ended July 5, 1997 to $7.9 million for the twenty-six weeks ended July 4, 1998, an increase of $4.6 million. The principal causes of the increased net loss were operating expenses associated with VIPLAS/SD in relation to revenues and the charge related to the research collaboration described above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations since inception primarily through $32.1 million of private placements of common equity securities, $21.5 million of debt and lease financings, $31.6 million of revenues derived under its Processing Agreement with Bayer, $4.2 million of upfront and development fees from United States Surgical Corporation ("U.S. Surgical") and $32.2 million from the initial public offering of common equity securities. Over the term of the Processing Agreement with Bayer, which expires in December 2001, aggregate revenues to the Company will be approximately $100 million, subject to compliance by the Company with its performance obligations under the agreement. In addition, the Company receives research and development funding under a collaboration agreement from U.S. Surgical, related to the direct costs associated with clinical and regulatory activities for the development of VIGuard Fibrin Sealant. The Company also receives funding for research and development from Pall Corporation as part of a cost sharing agreement in connection with the research collaboration described above.

As of July 4, 1998, the Company had working capital of $32.4 million, including cash and cash equivalents of $40.0 million. As of December 31, 1997, there was working capital of $(2.8) million, including cash and cash equivalents of $5.3 million. During the first half of 1998 working capital increased by $35.2 million including an increase in cash and cash equivalents of $34.7 million.
The increase in working capital and cash is primarily due to the Company's financing activities, which provided cash of $38.9 million. These proceeds were mainly generated through the Company's initial public offering, which provided cash of $32.2 million, as well as through a private placement for $5.0 million. The increase in working capital and cash from financing activities was partially offset by a $3.2 million use of cash for operating activities attributable to net loss and adjustments of $3.4 million as well as a $0.9 million use of cash for investing activities.

The Company believes that its existing funds and funds expected to be generated from operations will be sufficient to meet cash requirements in the foreseeable future.

Year 2000
---------

The Company is aware of the challenges associated with the inability of certain computer systems to properly format information after December 31, 1999 (the "Year 2000 Challenge"). The Company is modifying its computer systems to address the Year 2000 Challenge and does not expect that the cost of modifying such systems will be material. The Company believes it will fully remediate any of its Year 2000 Challenges in advance of the year 2000 and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such challenges. The Company does not have any information concerning the status of Year 2000 Challenges of its suppliers and customers.

Forward-Looking Statements
--------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company has filed with the Securities and Exchange Commission pursuant to the Exchange Act.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) Effective upon the consummation of the Company's initial public offering (the "Offering") of shares of its common stock, par value $.01 per share (the "Common Stock") on June 15, 1998, the Company's Certificate of Incorporation and By-Laws were each amended and restated.

The Amended and Restated Certificate of Incorporation (the "Restated Certificate") provides the Board of Directors of the Company with the authority to issue up to 1,000,000 shares of Preferred Stock of the Company in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders of the Company. The issuance of Preferred Stock could adversely affect the voting power of the holders of Common Stock and restrict their rights to receive payment upon a liquidation of the Company and could have the effect of delaying, deferring or preventing a change in control of the Company.

In addition to providing the Board of Directors of the Company with the ability to issue shares of Preferred Stock, the Restated Certificate and the Amended and Restated By-Laws (the "Restated By-Laws") contain several other provisions that are commonly considered to discourage unsolicited takeover bids and which limit the power of the Common Stock. The Restated Certificate contains a provision classifying the Board of Directors into three classes with staggered three-year terms. The Restated Certificate also includes a provision prohibiting stockholder action by written consent except as otherwise provided by law.

The Restated Certificate requires the approval of the holders of at least 66 2/3% of the outstanding capital stock of the Company prior to: (i) the merger of the Company into another entity, (ii) the sale or disposition of all or substantially all of the Company's assets, (iii) the issuance or transfer by the Company of its securities having a market value in excess of $500,000 and (iv) engaging in any other business combination transaction unless, in each case, such transaction has been approved by a majority of the Board of Directors.

Provisions of the Restated By-Laws and the Restated Certificate provide that the stockholders may amend the Restated By-Laws or certain provisions of the Restated Certificate only with the vote of 66 2/3% of the Company's outstanding capital stock. The Restated By-Laws provide that nominations for directors may not be made by stockholders at any annual or special meeting unless the stockholder intending to make a nomination notifies the Company of its intention a specified period in advance and furnishes certain information. The Restated By-Laws also provide that special meetings of the Company's stockholders may only be called by the President or the Board of Directors of the Company and require advance notice of business to be brought by a stockholder before the annual meeting.

Article TENTH of the Restated Certificate provides that the Company shall, to the fullest extent permitted by the Delaware General Corporation Law, as amended from time to time, indemnify each person who is or was a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he is or was, or has agreed to become a director or officer of the Company, or is or was serving, or has agreed to serve, at the request of the Company, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise. Article TENTH further permits the Board to authorize the grant of indemnification rights to other employees and agents of the Company and such rights may be equivalent to, or greater or less than, those set forth in Article TENTH.

The Restated By-Laws provide that the Company shall, to the full extent permitted by the Delaware General Corporation Law, as amended from time to time, and the Restated Certificate, indemnify each person whom it may indemnify pursuant thereto.

The Restated By-Laws also provide that the Company shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity or arising out of such person's status as such whether or not the Company would have the power to indemnify such person against such liability under the provisions of the General Corporation Law of Delaware.

Article NINTH of the Restated Certificate provides that directors shall not be personally liable to the Company or its stockholders for monetary damages or for breach of fiduciary duty as a director, whether or not an individual continues to be a director at the time such liability is asserted, except for liability
(i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derives an improper personal benefit.

(c) On June 15, 1998 the Registrant issued 448,028 shares of Common Stock, at a price of $11.16 per share, to Pall Corporation. No underwriter was engaged in connection with the foregoing issuance of shares of Common Stock. The shares were issued in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

(d) Use of proceeds information is provided herewith in connection with the Offering. The Company's Registration Statement on Form S-1 (File No. 333-46933) was declared effective by the Securities and Exchange Commission on June 9, 1998. The first closing for the Offering was held on June 15, 1998 and a second overallotment closing was held on July 15, 1998. The Offering has terminated.

In the Offering, the Company sold in its two closings an aggregate of 3,325,000 shares (with an aggregate offering price to the public of $39,900,000) out of the 3,450,000 shares of Common Stock (with an aggregate offering price of $41,400,000) registered in the Offering. The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc.

In connection with the Offering, the Company incurred the following expenses through July 4, 1998: underwriting discounts and commissions of $2,520,000 and other expenses of $850,000. After expenses incurred through July 4, 1998, and not including the sale of 325,000 shares of Common Stock sold upon the closing of the overallotment option on July 15, 1998, the Company's net proceeds from the Offering were $32,194,000 as of July 4, 1998.

The Company intends to use the net proceeds to fund costs associated with the commercialization of VIPLAS/SD (approximately $9,000,000), clinical trials (approximately $3,000,000), research and development (approximately $8,000,000) and for capital investments (approximately $12,000,000, including the possible addition of a new pooling room and filling machine for VIPLAS/SD and the expansion of the manufacturing facility for VIGuard Fibrin Sealant) and other general corporate purposes (approximately $1,000,000). As of July 4, 1998, none of the proceeds of the Offering have been used and all such proceeds are currently invested in short term investment funds pending final use.


Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits
             --------

                 4.1 Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on Form S-1, filed with the Commission on February 26, 1998 (File No. 333-46933).

                 4.2 Amended and Restated By-Laws of the Registrant. Incorporated by reference to Exhibit 3.10 to the Registrant's Registration Statement on Form S-1, filed with the Commission on February 26, 1998 (File No. 333-46933).

                 4.3 Form of Certificate for Common Stock. Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on February 26, 1998 (File No. 333-46933).

                 27.1      Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V.I. TECHNOLOGIES, INC.
                                -----------------------
                                (Registrant)



Date:  August 12, 1998          /s/ John R. Barr
----------------------          ----------------
                                John R. Barr
                                President, Chief Executive Officer




Date:  August 12, 1998          /s/ Thomas T. Higgins
----------------------          ---------------------
                                Thomas T. Higgins
                                Executive Vice President, Operations
                                and Chief Financial Officer