Form 10-Q
period 1998-10-03
V I TECHNOLOGIES INC
filed 1998-11-16
CIK 1040017

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 3, 1998


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


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

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  (X)               No  (  )

The number of shares outstanding of each of the Registrant's classes of common stock as of November 9, 1998

     Title of Class                                     Shares Outstanding
Common Stock, $.01 par value                                 12,324,340

                           V. I. TECHNOLOGIES, INC.

                                     INDEX



PART I.         FINANCIAL INFORMATION                                   PAGE

Item 1.         Financial Statements

                Condensed balance sheets at October 3, 1998
                and December 31, 1997                                   3

                Condensed statements of operations for the
                thirteen and thirty-nine weeks ended October 3,
                1998 and October 4, 1997                                4

                Condensed statements of cash flows for the
                thirty-nine weeks ended October 3, 1998
                and October 4, 1997                                     5

                Condensed statement of stockholders' equity
                for the thirty-nine weeks ended October 3, 1998         6

                Notes to condensed financial statements                 7



Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations           9


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                      14

Item 2.         Changes in Securities and Use of Proceeds              14

Item 6.         Exhibits and Reports on Form 8-K                       15



SIGNATURES                                                             16

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
                     (In thousands, except for share data)

                                                                        October 3,      December 31,
                                                                           1998            1997
                                                                        (Unaudited)
                                                                         ---------      -----------
                        ASSETS
Current assets:
  Cash and cash equivalents                                               $41,915         $ 5,250
  Trade receivables                                                         4,562           1,355
  Other receivables, net                                                       40             895
  Inventory                                                                 2,612             575
  Prepaid expenses and other current assets                                   697             321
                                                                          -------         -------
        Total current assets                                               49,826           8,396

Property, plant and equipment, net                                         28,653          29,050
Other assets, net                                                             631             721
                                                                          -------         -------
        Total assets                                                      $79,110         $38,167
                                                                          =======         =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                        $2,687         $ 2,687
  Current portion of capital lease obligations                              1,157             964
  Current portion of advance from customer                                    450             338
  Deferred revenue                                                          1,816               -
  Accounts payable and accrued expenses                                     8,257           6,814
  Due to related parties, net                                                 358             368
                                                                          -------         -------
        Total current liabilities                                          14,725          11,171

Long-term debt, less current portion                                        6,047           8,063
Capital lease obligations, less current portion                             3,696           4,593
Advance from customer, less current portion                                 2,550           2,662
                                                                          -------         -------
        Total liabilities                                                  27,018          26,489
                                                                          =======         =======

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
   1,000,000 at October 3, 1998 and 500 at December 31, 1997;
   no shares issued and outstanding                                             -               -
Common stock, par value $.01 per share; authorized 29,000,000 shares; issued and outstanding  12,286,163 at October 3, 1998 and
 7,852,723 at December 31, 1997                                               123              78
Additional paid-in-capital                                                 86,307          38,298
Note receivable from stockholder                                             (250)            (35)
Accumulated deficit                                                       (34,088)        (26,663)
                                                                          -------         -------
        Total stockholders' equity                                         52,092          11,678
                                                                          -------         -------
        Total liabilities and stockholders' equity                        $79,110         $38,167
                                                                          =======         =======

The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except for share data)

                                                     Thirteen Weeks               Thirty-nine Weeks
                                                         Ended                          Ended
                                                October 3,   October 4,         October 3,   October 4,
                                                   1998         1997               1998         1997
                                                -----------------------         -----------------------
Revenue                                          $11,660       $3,171            $23,727      $11,333

Costs and expenses:
  Cost of sales                                    7,818        5,420             17,923       12,891
  Research and development, net                    1,894        1,093              5,288        3,627
  Selling, general and administrative expenses     1,648        1,019              5,187        2,374
  Charge related to research collaboration             -            -              2,202            -
                                                  ------       ------             ------       ------
Total operating costs and expenses                11,360        7,532             30,600       18,892
                                                  ------       ------             ------       ------

Income (loss) from operations                        300       (4,361)            (6,873)      (7,559)

Interest income (expense), net                       186            -               (552)         (97)
                                                  ------       ------             ------       ------

Net income (loss)                                   $486      $(4,361)           $(7,425)     $(7,656)
                                                  ======       ======             ======       ======

Basic and diluted net income (loss) per share      $0.04       $(0.56)            $(0.75)      $(1.08)
                                                  ======       ======             ======       ======

Weighted average shares used in calculation of:
  Basic earnings per share                        12,250        7,840              9,897        7,063
  Diluted earnings per share                      13,218        7,840              9,897        7,063

The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Thirty-nine Weeks Ended
                                                                October 3,              October 4,
                                                                  1998                     1997
                                                                ----------              ----------
Cash flows used in operating activities:
  Net loss                                                      $(7,425)                $(7,656)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 3,021                   2,133
    Compensation expense in connection with acceleration of
     option vesting                                                 284                       -
    Charge related to research collaboration                      2,202                       -
Changes in operating accounts:
  Trade receivables                                              (3,207)                   (814)
  Other receivables, net                                            855                   1,455
  Due to/from related parties                                       (10)                    (52)
  Inventory                                                      (2,037)                   (373)
  Prepaid expenses and other current assets                        (394)                   (517)
  Deferred revenue                                                1,816                       -
  Accounts payable and accrued expenses                           1,682                    (502)
                                                                -------                 -------

Net cash used in operating activities                            (3,213)                 (6,326)
                                                                -------                 -------
Cash flows used in investing activities:
  Additions to property, plant and equipment                     (2,496)                 (3,556)
                                                                -------                 -------

Net cash used in investing activities                            (2,496)                 (3,556)
                                                                -------                 -------

Cash flows provided by financing activities:
  Proceeds from sale of common stock, net of
   issuance costs                                                44,899                  14,094
  Proceeds from issuance of common stock upon exercise
   of options                                                       195                       -
  Proceeds from issuance of notes payable                             -                   1,473
  Principal repayment of long-term debt                          (2,016)                 (1,750)
  Principal repayment of capital lease obligations                 (704)                   (431)
                                                                -------                 -------

Net cash provided by financing activities                        42,374                  13,386
                                                                -------                 -------

Net increase in cash and cash equivalents                        36,665                   3,504

Cash and cash equivalents at beginning of year                    5,250                   4,752
                                                                -------                 -------

Cash and cash equivalents at end of period                      $41,915                  $8,256
                                                                =======                 =======

The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                  (Unaudited)

                                                                                            Note
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998        Common      Common   Additional   Receivable
                                                       Stock       Stock     Paid-In        From      Accumulated   Stockholders'
                                                      (Shares)    (Amount)   Capital    Stockholder     Deficit         Equity
                                                     -----------  --------  ----------  ------------  ------------  ---------------

Balance at December 31, 1997                          7,852,723        78       38,298          (35)      (26,663)          11,678
Issuance of shares of common stock in connection
  with Initial Public Offering, including exercise
  of underwriter's over-allotment option              3,325,000        33       35,825            -             -           35,858
Issuance of shares of common stock to Pall
  Corporation in connection with private placements     925,070         9        8,991            -             -            9,000
Issuance of shares of common stock to New York
  Blood Center in satisfaction of obligation             35,778         1          299            -             -              300
Charge in connection with  research collaboration             -         -        2,202            -             -            2,202
Compensation expense in connection with
  acceleration of option vesting                              -         -          284            -             -              284
Issuance of shares of common stock upon exercise
  of stock options                                      147,592         2          408         (215)            -              195
Net loss                                                      -         -            -            -        (7,425)          (7,425)
                                                     ==========      ====      =======  ===========   ===========          =======
Balance at October 3, 1998                           12,286,163      $123      $86,307        $(250)     $(34,088)         $52,092
                                                     ==========      ====      =======  ===========   ===========          =======

The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Prospectus dated June 10, 1998 for the year ended December 31, 1997.

    Certain reclassifications were made to prior year amounts to conform to the 1998 presentation.

    Stock Split

    In February 1998, the Board of Directors authorized and the stockholders approved a 1-for-2.795 reverse split of the Company's common stock, which became effective on February 23, 1998. All share and per share amounts included in the accompanying condensed financial statements and footnotes have been restated to reflect the reverse stock split.

    Fiscal Year

    As reported in the Company's Form 8-K filed August 11, 1998, the Company changed from a calendar year to a 52-53 week fiscal year ending on the Saturday closest to December 31, beginning with the fiscal year ending January 2, 1999. Such fiscal period corresponds with the Company's natural business year.

    Inventory

    Costs incurred in connection with plasma fractionation processing services and with the production of PLAS+SD are included in inventories and expensed upon recognition of related revenues. Such costs include direct labor and processing overheads. The processed plasma is supplied and owned by the Company's customers and is not included in inventory. Inventory is stated at the lower of cost, as determined using the average cost method, or net realizable value.

    Revenue Recognition

    Revenue from plasma fractionation processing services and the production of PLAS+SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations. Deferred revenue represents billings for the PLAS+SD product awaiting satisfaction of certain quality control requirements.

    Research and Development

    All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such reimbursement totaled $0.5 million and $0.1 million for the thirteen weeks ended October 3, 1998 and October 4, 1997, respectively, and $1.0 million and $0.7 million for the thirty-nine weeks ended October 3, 1998 and October 4, 1997, respectively.

2.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share for the thirty-nine weeks ended October 3, 1998 and the thirteen and thirty-nine weeks ended October 4, 1997 do not include the effect of dilutive options because the inclusion of such securities would be antidilutive.

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                   Thirteen Weeks                  Thirty-nine Weeks
                                                       Ended                            Ended
                                             October 3,      October 4,        October 3,      October 4,
                                                1998            1997              1998           1997
                                                ----            ----              ----           ----
Numerator:

Numerator for basic and diluted
 earnings per share-net income (loss)           $486          $(4,361)          $(7,425)        $(7,656)
                                        =================================================================
Denominator:
Denominator for basic earnings
 per share-weighted average shares            12,250            7,840             9,897           7,063

Effect of dilutive securities -
 stock options                                   968                -                 -               -
                                        -----------------------------------------------------------------
Denominator for diluted earnings
 per share-adjusted weighted
 average shares                               13,218            7,840             9,897           7,063

Basic and diluted earnings per share           $0.04           $(0.56)           $(0.75)         $(1.08)
                                        =================================================================

3.   Exercise of Over-Allotment Option

     As part of the Company's initial public offering, an over-allotment option on up to 450,000 shares of the Company's common stock was exercisable for a 30-day period expiring on July 10, 1998. On July 10, 1998, the underwriters partially exercised their over-allotment option for an additional 325,000 shares priced at $12.00 per share, raising additional gross proceeds of $3,900,000 before underwriters' commissions and expenses. The Company intends to use the net proceeds to fund costs associated with the continuing market introduction of PLAS+SD, research and development, capital investments and general corporate purposes.

4.   Inventory

     Inventory consists of the following at October 3, 1998 and December 31, 1997 (in thousands):

                                 1998        1997
                                ------       ----
Work in process                 $2,150       $211
Supplies                           462        364
                                ------       ----
                                $2,612       $575
                                ======       ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

V.I. Technologies, Inc. is a leading developer of a broad portfolio of blood products and systems using its proprietary viral inactivation technologies. The Company's technologies are intended to address the risks of viral contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

The Company's predecessor, Melville Biologics, Inc., was formed more than 15 years ago by New York Blood Center, Inc. ("NYBC"), a world leader in research and development in the fields of hematology and transfusion medicine, to process plasma fractions and derivatives, and to facilitate its research efforts. Effective January 1, 1995, the NYBC transferred to the Company substantially all of the assets of the predecessor Company, including a cGMP manufacturing facility used primarily to produce plasma fractions and related operating and product licenses. In addition, several NYBC scientists who were inventors of most of VITEX's core technologies became employees of the Company and have been continuing their research efforts at VITEX.

The Company reported net income of $486,000 for the third quarter ended October 3, 1998 and its accumulated deficit to that date was $34.1 million. Operating results will vary from period to period and, accordingly, net income for the quarter ended October 3, 1998 may not necessarily be indicative of results to be expected in future periods. The significant risk factors that affect the Company are described in the Prospectus dated June 10, 1998.

The Company's revenues are derived from sales of plasma fractions and transfusion plasma. Its research and development programs extend viral inactivation technologies to wound closure and red blood cell concentrates.

Plasma Fractions

VITEX produces plasma fractions principally for Bayer Corporation ("Bayer") under terms of a processing agreement whose initial term extends through 2001. Under this agreement, Bayer is obligated to provide the Company with a specified quantity of plasma annually and the Company is obligated to return plasma fractions to Bayer within certain specified periods. The agreement is structured as a take-or-pay arrangement under which Bayer is obligated to pay VITEX a fixed fee per liter of fractionated plasma whether or not Bayer fulfills its obligation to supply plasma to the Company. In the event that VITEX does not provide fractions as required under the agreement, or upon the occurrence of other events of default, Bayer has certain rights to take over and operate the fractionation portion of the Company's production facility.

Due to an industry-wide shortage of fractionation capacity, in conjunction with preliminary solicitations from Bayer and others, the Company is planning to expand its fractionation capacity by 15% in 1999, at an estimated cost of $0.5 million. Although the Company believes that it can accomplish the expansion and achieve attractive margins on the increased volume, there can be no assurance as to the eventual commercial success of the project.

Transfusion Plasma

The Company's virally inactivated transfusion plasma product, PLAS+SD, was approved for marketing by the FDA on May 6, 1998. This product is sold under an exclusive distribution agreement with the American National Red Cross ("ANRC") which extends to September 2002. Under the agreement, the ANRC has an annual requirement to purchase stated minimum quantities of PLAS+SD to maintain its exclusive rights. Once the ANRC places its annual purchase order with VITEX, it is obligated to supply VITEX with a sufficient quantity of plasma to enable VITEX to fulfill the order. The ANRC must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. In the past, there has been variability in the rate of plasma supply from the ANRC. This situation could recur in future periods, which could negatively impact the timing of revenue recognition, production scheduling and ultimately, production costs. Under the agreement, the ANRC is required to pay to the Company a fixed price per unit of PLAS+SD plus a royalty equal to the amount by which the average selling price by the ANRC exceeds a stated amount. The Company and the ANRC have each committed to spend minimum amounts for marketing PLAS+SD in 1998 and 1999.

The Company is delivering PLAS+SD under the initial purchase order of the ANRC distribution agreement. End customer sales of PLAS+SD by the ANRC have been rising since product introduction but at a slower rate than anticipated thereby causing higher than expected inventory levels. VITEX and the ANRC are presently in discussions concerning the second annual purchase order and, in light of the ANRC inventory situation and slower market penetration, these discussions are covering the full scope of the distribution arrangement between the companies. The eventual outcome of these discussions cannot be predicted at this time; however, it is possible that a revised agreement will emerge in which there could be new distribution terms, revised pricing and volume commitments, sharing of market risk or a combination of these elements. The Company expects that the negotiations will be concluded in the fourth quarter of 1998. Additionally, the Company has decided to direct a portion of its marketing commitment to establishing a sales force which will work with the ANRC in developing product demand.

The next product generation to PLAS+SD is Universal, a product under development by the Company, which, in addition to the characteristics of PLAS+SD, would eliminate the need for matching donor and recipient blood types. This product is in pre-clinical evaluation and the Company intends to file with the FDA, during the first half of 1999, a license supplement to its current IND in early 1999.

Following Universal is Universal UVC, which adds a second method of viral inactivation, UVC treatment, to the solvent detergent treatment. In addition to inactivating lipid enveloped viruses under the SD process, UVC also inactivates known non-enveloped viruses and may offer added protection against other non-lipid enveloped viruses that might contaminate the blood supply. Universal UVC is at an early stage of development and, consequently, there can be no assurance that the Company will be able to successfully develop, secure approval for or commercialize this product.

Wound Closureare Products

The Company is developing a fibrin sealant product for use during surgical procedures to augment or replace sutures or staples for wound closure. The Company expects that its fibrin sealant will be the first available doubly virally inactivated fibrin sealant in the United States. This product has completed Phase II clinical trials for two indications (chronic rectal fistula and modified radical mastectomy) and completed enrollment for one Phase III clinical trial (breast lumpectomy). Phase III clinical trials are currently underway for an additional indication (carotid endarterectomy).

The Company's fibrin sealant development is jointly funded by U.S. Surgical who has entered into an exclusive worldwide distribution agreement with VITEX.
Under terms of the agreement, U.S. Surgical must achieve certain minimum product sales to maintain its exclusive distribution rights. The Company has agreed to supply U.S. Surgical's forecasted demand for the product. Either the Company or U.S. Surgical may terminate the agreement upon written notice in certain circumstances, including a breach of the agreement by the other party. U.S. Surgical may also terminate the agreement for any reason upon nine months notice to the Company. The Company is presently constructing a facility at an estimated cost of $1.8 million to manufacture essential components of the product. Facility construction is scheduled for completion by year end 1998 at which time it will be subject to validation procedures. U.S. Surgical was recently acquired by Tyco Corporation. The effects, if any, of this acquisition on the development programs and the eventual success of the product cannot be assessed at this time.

Red Blood Cell Concentrates

The Company is developing virally inactivated red blood cell concentrates based on the use of light activated compounds that respond to specific wavelengths of light. These viral inactivation procedures are designed to leave unaffected the structure, function and circulatory persistence of the treated cells, thus preserving the biological characteristics of these blood components. The Company has entered into an agreement with Pall Corporation ("Pall") regarding the development and distribution systems for the viral inactivation of red blood cells. The Company plans to file with the FDA, during 1999, for permission to initiate U.S. clinical trials in humans.

The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercial success.

RESULTS OF OPERATIONS

Revenue

Revenue increased $8.5 million in the third quarter of 1998 to $11.7 million, compared to $3.2 million during the third quarter of 1997. For the thirty-nine weeks ended October 3, 1998, revenue increased to $23.7 million from $11.3 million for the thirty-nine weeks ended October 4, 1997. The increase for both the quarter and thirty-nine weeks was primarily due to sales of PLAS+SD, which was approved by the FDA in May 1998. Sales of plasma fractions were also higher for the quarter and year-to-date, as a result of an increase in processing volume, partially offset by a decrease in unit pricing in accordance with the processing agreement with Bayer Corporation.

Cost of Sales

Cost of sales increased $2.4 million in the third quarter of 1998 to $7.8 million, compared to $5.4 million during the third quarter of 1997. For the thirty-nine weeks ended October 3, 1998, cost of sales increased to $17.9 million from $12.9 million for the thirty-nine weeks ended October 4, 1997. The increase for the quarter and year-to-date was primarily due to processing and start-up costs related to the production of PLAS+SD.

As a percentage of revenue, cost of sales was 67% and 75.5%, respectively, for the quarter and thirty-nine weeks ended October 3, 1998. This was a significant improvement from the comparative 1997 periods, which did not contain revenue from the sale of PLAS+SD.

Research and Development

Research and development costs increased $0.8 million in the third quarter of 1998 to $1.9 million, compared to $1.1 million during the third quarter of 1997. For the thirty-nine weeks ended October 3, 1998, research and development costs increased to $5.3 million from $3.6 million for the thirty-nine weeks ended October 4, 1997. The increase in research and development costs for both the thirteen and thirty-nine weeks is due to the expanded activities in the Company's red blood cell program, expanded clinical trials for its fibrin sealant and additional development activities. Further increases in research and development expenditures are expected to continue through the remainder of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million in the third quarter of 1998 to $1.6 million, compared to $1 million during the third quarter of 1997. For the thirty-nine weeks ended October 3, 1998, selling, general and administrative expenses increased to $5.2 million from $2.4 million for the thirty-nine weeks ended October 4, 1997. The increase for the thirteen and thirty-nine weeks is principally due to administrative costs associated with the hiring of new personnel, marketing costs associated with PLAS+SD and legal expenses associated with collaborator agreements and a response to a Civil Investigative Demand from the U.S. Department of Justice.

Charge Related to Research Collaboration

During the first quarter of 1998, the Company recorded a one-time charge of $2.2 million forin connection with its research collaboration with Pall Corporation. The charge occurred in connection with an equity investment in the Company made by Pall under the collaboration agreement and reflects the difference between the amount paid for the shares issued to Pall and the fair market value of the common stock at that date.

Net Interest Expense

The Company earned net interest income of $0.2 million during the quarter ended October 3, 1998. During the thirty-nine weeks ended October 3, 1998 and October 4, 1997, the Company incurred net interest expense of $0.6 million and $0.1 million, respectively, reflecting the levels of debt outstanding during such periods, offset by interest earned on cash balances, including the proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition to these financing methods, the Company generates cash from revenues derived under its processing agreement with Bayer Corporation and the sale of PLAS+SD to the ANRC. The Company also receives research and development funding, under a collaboration agreement from U.S. Surgical, for the direct costs associated with clinical and regulatory activities for the development of its fibrin sealant and from Pall Corporation, as part of a cost sharing agreement, in connection with the research collaboration described previously.

On June 15, 1998, the Company completed an initial public offering ("IPO") of 3,000,000 shares of the Company's common stock, raising net proceeds of approximately $32.2 million. On July 10, 1998, the underwriters of the Company's IPO partially exercised their over-allotment option for an additional 325,000 shares, raising net proceeds of $3.6 million. In conjunction with the collaboration agreement between the Company and Pall, Pall acquired $9 million of the Company's common stock in two private placements which occurred during 1998, the second of which amounted to $5 million and closed contemporaneously with, and at the same price, terms and conditions as the IPO.

At October 3, 1998, the Company had working capital of $35.1 million, including cash and cash equivalents of $41.9 million. At December 31, 1997, there was a working capital deficit of $2.8 million, including cash and cash equivalents of
$5.3 million.   The increase in cash balances was primarily due to the Company's financing activities, which provided cash of $42.4 million.

During the thirteen and thirty-nine weeks ended October 3, 1998, the Company's cash flows from operations were approximately $1.2 million and $(3.2) million, respectively, compared to $(3.6) million and $(6.3) million during the thirteen and thirty-nine weeks ended October 4, 1997, respectively. The increase in cash flow was primarily related to the sale of PLAS+SD.

The Company believes that its existing funds and funds expected to be generated from operations will be sufficient to meet cash requirements in the foreseeable future.

Year 2000

The Company is aware of the challenges associated with the inability of certain computer systems to properly format information after December 31, 1999 (the "Year 2000 Challenge"). The Company is modifying its computer systems to address the Year 2000 Challenge and does not expect that the cost of modifying such systems will be material. The Company believes it will fully remediate any of its Year 2000 Challenges in advance of the year 2000 and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such challenges. The Company is in the process of contacting all significant suppliers, customers and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed by the first quarter of 1999.

Improper or inadequate remediation of Year 2000 problems by parties with whom the Company does business could adversely affect the Company's ability to conduct its research activities and manage its production and distribution activities. In addition, administrative functions essential to day to day operation of the business could be impaired if Year 2000 remediation is not completed in a timely manner. Due to uncertainty of the Year 2000 readiness of parties with whom the Company does business, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company intends to create a contingency plan to identify and document potential business disruptions and continuity planning procedures. The focus of this activity is on potential failures of external systems required to carry out normal business operations, including services provided by the public infrastructure such as electric power, transportation, and telecommunications. The Company expects this activity to be an ongoing process into the third quarter of 1999.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act").
All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products, and the impacts of competitive products and pricing. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company has filed with the Securities and Exchange Commission pursuant to the Exchange Act and the Company's Prospectus dated June 10, 1998.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 27, 1998, the Appellate Division of the Supreme Court of New York awarded the Company a summary judgement against its insurance carrier, reversing a lower court decision which denied the Company's previous claim for recovery of costs incurred in 1996 as a result of a plasma processing loss. The Company had recorded a special charge in 1996 to recognize reimbursement due to Bayer Corporation for the plasma loss ($4.1 million) and to write-off processing costs ($1.0 million). The Company has filed a claim with the insurer to recover these and related costs. On October 27, 1998, the insurance carrier filed a motion to appeal the decision of the Appellate Court. The ultimate outcome of this matter can not be determined at the present time.

There has been no further activity with respect to other legal proceedings involving the Company, including the March 28, 1998 Civil Investigative Demand from the Antitrust Division of the U.S. Department of Justice. For further information regarding these matters, refer to the financial statements and footnotes thereto included in the Company's Prospectus dated June 10, 1998 for the year ended December 31, 1997.

Item 2.  Changes in Securities and Use of Proceeds

     (d) Use of proceeds information is provided herewith in Connection with the Offering. The Company's Registration Statement on Form S-1 (File No. 333-46933) was declared effective by the Securities and Exchange Commission on June 9, 1998. The first closing for the Offering was held on June 15, 1998 and a second overallotment closing was held on July 15, 1998. The Offering has terminated.

          In the Offering, the Company sold in its two closings, an aggregate of 3,325,000 shares (with an aggregate offering price to the public of $39,900,000) out of the 3,450,000 shares of Common Stock (with an aggregate offering price of $41,400,000) registered in the Offering. The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc.

          After expenses incurred through October 3, 1998, the Company's net proceeds from the Offering were $35,858,000.

          The Company intends to use the net proceeds to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development and capital investments, including the expansion of the manufacturing facility for fibrin sealant and other general corporate purposes. Unused proceeds of the Offering are currently invested in short term investment funds pending final use.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

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


         27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Registrant filed a current report on Form 8-K on August 11, 1998 reporting that on August 10, 1998, the Company changed its fiscal year from a calendar year to a 52-53 week year ending on the Saturday closest to December 31, beginning in 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        V.I. TECHNOLOGIES, INC.
                                        ------------------------
                                        (Registrant)



Date:  November 16, 1998                /s/ John R. Barr
--------------------------              ------------------------
                                        John R. Barr
                                        President, Chief Executive Officer




Date:  November 16, 1998                /s/ Thomas T. Higgins
--------------------------              ------------------------
                                        Thomas T. Higgins
                                        Executive Vice President, Operations
                                        and Chief Financial Officer