Form 10-K
period 1999-01-02
V I TECHNOLOGIES INC
filed 1999-04-02
CIK 1040017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

            X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999

                                       or

         ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-24241

                            V.I. TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             11-3238476
  -------------------------------                               ----------
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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.01 par value
                          ----------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on March 26, 1999 as reported on the Nasdaq National Market, was approximately $21,548,000.
Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   12,412,820
      (Number of shares of common stock outstanding as of March 26, 1999)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the
Definitive Proxy Statement), to be filed with the SEC within 120 days of January
      2, 1999, are incorporated by reference into Part III of this Report.

                                     INDEX


  PART I
               Item 1.   Business
                           The Company                                                                      1
                           Background                                                                       2
                           Products and Product Development                                                 5
                           Strategic Collaborations                                                         9
                           Manufacturing and Supply                                                        11
                           Sales, Marketing and Distribution                                               12
                           Patents, Licenses and Proprietary Rights                                        13
                           Competition                                                                     14
                           Government Regulation                                                           15
                           Health Care Reimbursement                                                       17
                           Research and Development                                                        17
                           Environmental Regulation; Use of Hazardous Substances                           18
                           Customers                                                                       18
                           Employees                                                                       18

            Item 2.        Properties                                                                      18

            Item 3.        Legal Proceedings                                                               18

            Item 4.        Submission of Matters to a Vote of Security Holders                             19

PART II
            Item 5.        Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                             20


            Item 6.        Selected Financial Data                                                         21

            Item 7.        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                       22


            Item 8.        Financial Statements and Supplementary Data                                     31

            Item 9.        Changes in and disagreements with Accountants on Accounting
                           and Financial Disclosure                                                        31


PART III
            Item 10.       Directors and Executive Officers of the Registrant                              31

            Item 11.       Executive Compensation                                                          31

            Item 12.       Security Ownership of Certain Beneficial Owners and
                           Management                                                                      31


            Item 13.       Certain Relationships and Related Transactions                                  31

Part IV
            Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form                    32
                           8-K

            Signatures                                                                                     35

                                     PART I

Item 1.  BUSINESS

The Company

  V.I. Technologies, Inc. (VITEX or the Company) is a leading developer of a broad portfolio of blood products and systems which use its proprietary viral inactivation technologies. The Company's technologies are intended to address the risks of viral contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus (HBV), hepatitis C virus (HCV) and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus (HAV) and parvovirus and other known and unknown pathogens.

  The Company currently manufactures two human therapeutic products:

 . PLAS+SD. The Company has entered into a collaboration agreement with the American National Red Cross (Red Cross), whereby the Red Cross is the exclusive distributor of the Company's PLAS+SD in North America. PLAS+SD, the first of the Company's virally inactivated products, received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD, a pooled transfusion plasma which utilizes the Company's solvent/detergent (SD) viral inactivation technology to inactivate lipid enveloped viruses, began in June 1998. PLAS+SD was the first, and is the only FDA approved, virally inactivated blood component available for use in the United States.

 . VITEX Plasma Fractions. The Company supplies VITEX Plasma Fractions, primarily to Bayer Corporation (Bayer), under a collaboration arrangement. The Company utilizes a combination of fractionation procedures and chromatographic techniques to separate and purify the protein components of plasma. The plasma fractions are further processed by the Company's customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications.

  The Company's other virally inactivated blood products are all under development and include:

 . Universal PLAS+SD. Universal PLAS+SD is a product which is intended to provide the same benefits as PLAS+SD without the need for matching donor and recipient blood types. Under the Company's collaboration agreement with the Red Cross, the Red Cross has a right of first offer to distribute this product if it is approved by the FDA.

 . Universal PLAS+SD II. Universal PLAS+SD II is intended to improve upon Universal PLAS+SD by adding a second method of viral inactivation to inactivate both enveloped and non-enveloped viruses.

 . VITEX Fibrin Sealant. VITEX Fibrin Sealant, which is currently in Phase III clinical trials, is designed for use during surgical procedures to augment or replace sutures or staples for wound closure. The Company has collaborated with United States Surgical Corporation (U.S. Surgical) to develop and distribute this product.

 . VITEX RBCC Systems. The Company has entered into strategic collaboration agreements with Pall Corporation (Pall) for the development and marketing of VITEX RBCC Systems which employ the Company's technologies to broadly inactivate viruses and other pathogens in red blood cell concentrates.

  VITEX's mission is to enable the global availability of safe blood products using the Company's proprietary viral inactivation systems. To achieve this objective, the Company intends to: (i) expand its technological leadership; (ii) build a broad product portfolio; and (iii) leverage existing manufacturing capabilities and regulatory expertise. VITEX believes that the sales, marketing and distribution agreements that have been established with its strategic collaborators can accelerate the commercialization of the Company's products.

  The Company's predecessor, Melville Biologics, Inc., was formed more than 15 years ago by New York Blood Center, Inc. (NYBC), a world leader in research and development in the fields of hematology and transfusion medicine, to process plasma fractions and derivatives, and to facilitate its research efforts. V.I. Technologies, Inc. was incorporated in Delaware in December 1992. Effective January 1, 1995, pursuant to a transfer agreement between the Company and the NYBC, the NYBC transferred to the Company substantially all of the assets of Melville Biologics, including a cGMP manufacturing facility used primarily to produce plasma fractions and related operating and product licenses and certain other specified tangible and intangible assets, as well as various contracts and the assumption of certain obligations of the NYBC related to such assets and contracts. As a result of its spin-off from the NYBC, the Company became the licensee of a substantial portfolio of patents and patent applications held by the NYBC, including those related to the use of the SD viral inactivation technology. In exchange for these net assets, the NYBC received all of the issued and outstanding Common Stock of the Company.


Background

  Whole blood contains important therapeutic components, including red blood cells, platelets and plasma. Each of these components can be transfused directly into patients. Plasma may also be fractionated into plasma fractions, which in turn can be purified into protein products, referred to as plasma derivatives. The worldwide blood products market is comprised of the blood components market and the plasma derivatives market, as illustrated by the following diagram:


                                 -------------
                                  Therapeutic

                                     Blood

                                   Products
                                 -------------



                    --------------          --------------
                        Blood                   Plasma

                     Components               Derivatives
                    --------------          --------------



--------    ---------       -----------    -------     --------     ---------
 Red

Blood       Platelets       Transfusion    Albumin     Clotting     Immuno-

Cells                         Plasma                   Factors      globulins
--------    ---------       -----------    -------     --------     ---------


The Blood Components Market

  Blood Components. Each of the components of blood serves specific functions. Red blood cells, which transport oxygen and carbon dioxide throughout the body, are frequently administered to patients who have anemia, trauma, surgical bleeding or genetic disorders and account for the majority of transfusions. Platelets, which initiate blood clotting and facilitate the repair of damaged blood vessels, are often used to treat cancer patients following chemotherapy and patients who lose large volumes of blood as a result of trauma or during surgery. Plasma is the liquid part of the blood that contains a large number of proteins, several of which have important therapeutic applications, including mediating and controlling blood clotting, providing immune protection, and treating several rare and life-threatening diseases such as thrombotic thrombocytopenic purpura (TTP). White blood cells, an additional component of blood, are comprised of many different types of cells that form part of the body's immune system and are active in wound repair. White blood cells are rarely transfused because of the potential for an adverse immune response by the recipient.

  Collection and Processing. The participants in the blood components market collect and process whole blood from donors at either mobile or fixed collection sites. Approximately 35 million whole blood donations occur in North America, Western Europe and Japan annually. In the United States, approximately 45% of donated blood is collected by the Red Cross, another 45% is collected by independent community blood centers and the remaining 10% is collected by hospitals.

  Whole blood is usually separated by blood banks into red blood cells, platelets and plasma to optimize transfusion therapy and to efficiently allocate the limited available blood supply. These blood components are then distributed by blood collection centers to hospitals for storage and subsequent transfusion. Red blood cells and platelets each have a very short shelf life, of 42 and 5 days, respectively. Plasma can be frozen and stored for up to one year after being collected in the form of fresh frozen plasma (FFP).

  Transfusions. The Company projects that approximately 30% to 40% of the United States population will receive a transfusion at some point during their lifetime. Transfusions containing one or more blood components are often required to treat diseases or disorders and to replace blood loss resulting from trauma or during surgery. In the United States, over 11.3 million units of red blood cells are transfused annually, while annual platelet and plasma transfusions account for approximately 8.0 million units and 2.8 million units, respectively. The average unit price paid by hospitals for red blood cells, platelets and plasma is estimated to be approximately $85, $50 and $50, respectively, and varies depending on geographic and other factors.

The Plasma Derivatives Market

  Plasma Derivatives. Plasma contains a large number of proteins, several of which are well characterized and have FDA-approved therapeutic applications. These proteins are separated and purified into plasma derivatives through a combination of fractionation procedures and modern chromatographic techniques.

  Collection and Processing. Approximately 80% of plasma used for fractionation in North America is collected from paid donors by plasmapheresis. After plasma is collected from donors, it is frozen and shipped to large processing facilities where fractionators purify, virally inactivate, sterile fill and package protein products. Plasma derivatives are then sold to hospitals where they are administered to patients. Four plasma fractionators, Bayer, Centeon L.L.C., Alpha Therapeutics, and Baxter Corporation, currently account for almost 50% of the worldwide plasma derivatives market. These plasma fractionators are currently operating at or near manufacturing capacity. The large capital costs involved in establishing fractionation capacity and the regulatory approvals necessary to manufacture and sell fractionated products may tend to restrict the entry of new participants into the market.

  Applications. Plasma derivatives have widespread therapeutic applications. Albumin is frequently used as a volume expander to treat high volume blood loss, which occurs during surgical procedures. Factor VIII and Factor IX concentrates are routinely administered to patients with hemophilia. Immunoglobulins, including formulations for intravenous administration, have been embraced for the prevention and treatment of viral infections in immunocompromised patients and in treating certain autoimmune disorders. The market for plasma derivatives delivered to hospitals in 1994 was approximately $1.1 billion in the United States and approximately $4.6 billion worldwide.

Challenges Facing the Blood Products Market

  The use of plasma and plasma derivatives has increased dramatically in the United States over the past two decades. In its July 1998 issue, the periodical "Transfusion" reported that fresh frozen plasma (FFP) usage increased by over 16% between 1992 and 1994. While plasma and its derivatives represent a valuable and lifesaving resource, these products have transmitted infectious agents to recipients, most notably HIV, HBV and HCV. The viral safety of transfused blood products relies on the dual safeguards of careful donor screening and rigorous viral testing of donations.

  Safety of the Blood Supply. Despite the many benefits that blood products provide, and recent improvements in testing and processing of blood, concerns remain over the presence of viruses, bacteria and parasites in donated blood. Viruses such as HBV, HCV, HIV, cytomegalovirus (CMV) and human T-cell lymphotropic virus (HTLV) can present life-threatening risks. In addition, bacteria and many other agents can transmit disease during transfusion, including the bacteria which can cause sepsis or other systemic infections which can result in serious illness or even death. The parasites that cause malaria and Chagas' disease may also be transmitted by transfusions.

  The risk of transmission of any of these pathogens from an infected donor is compounded by a number of factors, including: (i) dividing a unit of infected blood into its components which may expose several patients to the pathogen;
(ii) deriving therapeutic quantities of blood components from typically two to eight donor units, any one of which may contain pathogens; and (iii) administering frequent transfusions to certain patient populations, such as patients with cancer, suppressed immune systems, congenital anemia and kidney and liver disorders, resulting in a heightened risk of infection due to multiple transfusions. The following table illustrates the current risks of exposure to the major, identified pathogenic viruses in transfused blood.

                Risks of Viral Infection from Blood Transfusions

                                                                                 Average                Multiple
                                                                                 -------                --------
                                                                           SingleTransfusion(1)     Transfusions(2)
                                                                           ---------------------    ---------------
Virus                                                                           (5 donors)            (100 donors)
-----                                                                           ----------            ------------
HBV.....................................................................          1:12,600              1:630
HCV.....................................................................          1:20,600              1:1,030
HIV.....................................................................          1:98,600              1:4,930
HTLV (I&II).............................................................          1:128,200             1:6,410

   Aggregate Risk.......................................................          1:6,800               1:340

(1) Such as patients who have had surgery or trauma.
(2) Such as patients who have cancer, liver disease and sickle cell anemia.

  Emerging and unidentified pathogens also present a threat to the blood supply, illustrated by the recent history of HIV contamination. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially available to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with HIV, including approximately 70% of patients with severe hemophilia. In addition, approximately 4 million Americans are infected with HCV. 85% of those infected develop chronic liver disease and approximately 10-20% develop cirrhosis of the liver. Of these 4 million people, more than one million have received potentially HCV infected blood or blood products. Moreover, most tests to detect viruses are antibody tests, which detect an immune response to the virus, rather than the virus itself. As a result, these tests fail to detect viruses when performed during the "infectivity window" early in the course of an infection before antibodies appear in detectable quantities.

  Product Consistency. Unlike pharmaceutical products, blood components vary in their consistency, creating uncertainty as to proper dosing. This occurs as a result of: (i) the variability of component concentrations among donors; (ii) the impracticality of selecting donors with the optimal blood component profile; and (iii) the imprecision in the processes for collecting and separating red blood cells, platelets and plasma. Large plasma fractionators achieve high consistency by processing plasma from multiple donors in a single batch and through processing under controlled conditions.


Approaches to the Safety of the Blood Supply

There are several approaches to improving blood safety currently available and under development, including the following:

  Screening. The screening of blood and blood components for known pathogens is universally accepted. However, there are many reasons why screening cannot ensure a safe blood supply, including the following: (i) failure of tests during the infectivity window; (ii) limitations of test sensitivity where tests cannot detect a small quantity of virus or antibody; (iii) limitations of test specificity where tests fail to detect certain viral variants; (iv) the presence of new viruses that have not been identified and for which no test exists; (v) the presence of identified viruses for which no test is available; and (vi) human error.

  Donation Strategies. Autologous (self) donation avoids the risk of receiving contaminated donor blood, but is impractical for most patients. Quarantining of blood seeks to address the problems associated with the infectivity window by storing a donor's blood for three to six months after which time the donor must return for additional testing. However, quarantining depends on the donor's timely return for additional testing, cannot be applied to red blood cells or platelets because of their limited shelf life and is subject to limitations associated with blood screening.

  Blood Substitutes. Several companies are developing synthetic "blood substitutes." However, blood substitutes may be less effective in certain indications than the blood components they are intended to replace, and may be missing important blood factors, including those utilized for blood clotting, immune surveillance and wound healing.

  Viral Inactivation. Viral inactivation has been used successfully for plasma derivatives worldwide since the mid-1980's and for the treatment of transfusion plasma in Europe since the early 1990's. Viral inactivation has the potential to inactivate both known and unknown viruses. Viral inactivation for cellular blood components, such as red blood cells, is still under development.


Products and Product Development

  VITEX has developed and is further developing a comprehensive portfolio of blood products and systems using its proprietary viral inactivation technologies. In addition to SD technology, which inactivates lipid-enveloped viruses in protein solutions, the Company is developing several other viral inactivation technologies. These additional technologies include an irradiation technology that uses short wavelength ultraviolet light (UVC) to inactivate both enveloped and non-enveloped viruses in protein solutions, photodynamic technology that uses light-activated compounds (LAC) to inactivate viruses in red blood cell concentrates, quencher (Quencher) technology that utilizes antioxidants to prevent damage to the therapeutic proteins in blood derivatives and to cells from use of UVC and LAC technologies. Additionally, the Company is evaluating technologies including chemical compounds to inactivate both enveloped and non-enveloped viruses in plasma. The following table identifies the Company's principal products and product development programs:


------------------------------------------------------------------------------------------------------------------------------------
                                                        Viral
                                 VITEX              Inactivation         Therapeutic                              Development
              Market            Product              Technology          Indication         Collaborator             Status
------------------------------------------------------------------------------------------------------------------------------------

Plasma Derivatives        VITEX Plasma          SD(1)               Expanding blood        Bayer          Commercialization
                          Fractions                                 volume, treating                      commenced
                                                                    infections and                        November 1995
                                                                    diseases

------------------------------------------------------------------------------------------------------------------------------------


Transfusion Plasma        PLAS+SD               SD                  Controlling bleeding   Red Cross      PLA and ELA approved
                                                                                                          by FDA on May 6, 1998.
                                                                                                          Commercialization
                                                                                                          commenced in June 1998

                          Universal PLAS+SD     SD                  Controlling bleeding,  Red Cross(2)   Research and development;
                                                                    with no need for                      IND filing anticipated
                                                                    blood typing                          first half 1999



                          Universal PLAS+SD II  SD; UVC;            Controlling bleeding,  Red Cross(2)   Research and development
                                                Chemical;           with no need for
                                                                    blood typing
------------------------------------------------------------------------------------------------------------------------------------


Wound Care                VITEX                 SD; UVC;            Tissue sealant,        U.S.Surgical   Phase III clinical trials;
                          Fibrin Sealant        Quenchers           controlling bleeding                  PLA filing anticipated
                                                                    and wound care                        during 1999


------------------------------------------------------------------------------------------------------------------------------------


Red Blood Cell            VITEX RBCC            LAC;                Treatment for anemia   Pall           Pre-clinical studies.  IDE
  Concentrates                                  Quenchers           and genetic disorders                 filing anticipated during
                                                                                                          1999.

------------------------------------------------------------------------------------------------------------------------------------

(1) SD technology is used by the Company's customers under non-exclusive licenses from the NYBC to virally inactivate certain plasma derivatives manufactured from fractions supplied to them by the Company.
(2) The Red Cross has a right of first offer to distribute these products.


Plasma Derivatives

  VITEX Plasma Fractions. VITEX is currently producing and selling commercial quantities of its VITEX Plasma Fractions, principally to Bayer, one of the four major providers of plasma derivatives worldwide. Bayer purifies and virally inactivates certain of these fractions using SD technology and packages these plasma fractions as final plasma derivatives products. Because most blood products processors have been licensed by the NYBC to use SD technology in the manufacture of virally inactivated plasma derivatives, the Company's strategy has been to be a supplier to, rather than a competitor of, these plasma fractionators. The Company's Processing Agreement with Bayer is structured as a multi-year, "take-or-pay" supply agreement.

  Plasma Derivatives Market. The principal products derived from plasma are albumin, Factor VIII and Factor IX and immunoglobulins. The market for plasma derivatives was estimated to be approximately $1.1 billion in the United States and approximately $4.6 billion worldwide in 1994. The Company believes that worldwide demand for plasma derivatives is increasing at a rate of 10-20% annually, due primarily to an aging population requiring more medical care, the discovery of new clinical applications for existing products derived from plasma, and the development of new products such as fibrin sealants and other bioadhesives. While the demand for plasma derivatives is increasing, each of the four major fractionators, Bayer, Centeon, Alpha Therapeutics and Baxter, is currently operating at or near manufacturing capacity. Because of the substantial capital expenditures and time associated with the construction, validation and licensing of fractionation facilities, the Company believes that demand for its fractionation capacity will remain high for the foreseeable future.

  The NYBC processed plasma fractions and derivatives from 1970 through 1993. Following its spin-off from the NYBC in 1995, the Company began processing plasma fractions and has since expanded this business. The NYBC received an Establishment License from the FDA for a new manufacturing facility in 1980. The NYBC received product licenses from the FDA for the manufacture of albumin, Factor VIII and immunoglobulins. All FDA approvals originally granted to the NYBC were assigned to the Company at the time of its formation.


Transfusion Plasma

  PLAS+SD. PLAS+SD, which serves as a virally inactivated substitute to FFP, was approved for marketing by the FDA on May 6, 1998. While virally inactivated plasma fractions have been commercially available since 1985, PLAS+SD was the first and is currently the only virally inactivated blood component, as opposed to virally inactivated plasma fractions, marketed in the United States. PLAS+SD is a transfusion plasma treated with the SD viral inactivation process which virtually eliminates the transmission of HIV, HBV, HCV and all other lipid-enveloped viruses transmitted via plasma transfusions, which present the most significant viral risks from blood transfusions. Its labeled uses are the same as those for FFP and include the treatment of certain coagulation factor deficits and thrombotic thrombocytopenic purpura, a disease characterized in part by a low platelet count. VITEX holds an exclusive license in North America and a non-exclusive license in the rest of the world excluding Europe from the NYBC to apply the proprietary SD process to the viral inactivation of plasma. The SD viral inactivation process used for PLAS+SD achieves rapid and complete viral killing of lipid-enveloped viruses transmitted by transfusion, while retaining the normal functional performance characteristics expected from FFP. Since PLAS+SD is a pooled product, it offers the advantages of relatively uniform composition from lot to lot (FFP is much more variable in its coagulation factor content), and there is a wider variety of immunoglobulins (antibodies) present that may protect against other diseases, such as HAV and parvovirus B-19. Phase IV clinical studies are currently underway to support the neutralizing or protective properties of the antibodies to HAV and B-19 in PLAS+SD.

  Under the agreement with the Red Cross, the Red Cross acts as the exclusive distributor of PLAS+SD in North America, provided that the Red Cross purchases from the Company certain stated minimum quantities of PLAS+SD.

  Transfusion Plasma Market. FFP is the component of blood used primarily in the treatment of certain coagulation factor deficits. FFP is a source of all blood clotting factors except platelets and is used to control bleeding in patients who require clotting factors, such as patients undergoing surgical transplant or other extensive medical procedures and patients with chronic liver disease or certain genetic clotting factor deficiencies. The production of FFP in 1995 is estimated to have been 2.7 million units in North America, 2.7 million units in Western Europe and 5.2 million units in Japan. The average unit selling price for FFP in North America is currently estimated by the Company to be $50. The FFP market is currently served by the Red Cross and by more than 100 independent blood centers in the United States.

  Regulatory Status. The Company received marketing approval from the FDA on May 6, 1998, and began commercialization of the product in June 1998. The Company's filing for registration of PLAS+SD in Canada is currently pending regulatory approval. The SD viral inactivation process does not inactivate non-enveloped viruses. Two such non-enveloped viruses that have been reported to be transmitted by blood products include HAV and human parvovirus B19. To date, there have been no documented cases of HAV, parvovirus B-19 or any non-enveloped viral infection as a result of treatment with PLAS+SD. Phase IV efficacy studies are currently underway to support the neutralizing or protective properties of the antibodies to HAV and parvovirus B-19 in PLAS+SD.

  Universal PLAS+SD. Universal PLAS+SD is a product under development by the Company which is intended to improve upon PLAS+SD. In addition to having the same characteristics and benefits as PLAS+SD, Universal PLAS+SD would eliminate the need for matching donor and recipient blood types. Universal PLAS+SD is prepared using patented technology, exclusively licensed from the NYBC, which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. VITEX has established the feasibility of this approach and has initiated pre-clinical studies. The Company expects to file an amendment to its current IND application for Universal PLAS+SD in the first half of 1999.

  Universal PLAS+SD II. Universal PLAS+SD II adds a second method of viral inactivation to Universal PLAS+SD. In addition to inactivating enveloped viruses, the Company is evaluating alternative technologies, including UVC and chemical compounds, which are intended to inactivate known non-enveloped viruses and may offer added protection against other non-enveloped viruses that might contaminate the blood supply in the future. Although the presence of antibodies normally found in pooled plasma protects against known non-enveloped viruses, SD and these second generation technologies used in combination provide a higher margin of blood product safety than SD technology alone. Universal PLAS+SD II is at an early stage of development and, consequently, there can be no assurance that the Company will be able to successfully develop, secure approval for or commercialize this product.


Wound Care Products

  VITEX Fibrin Sealant. The Company is developing its VITEX Fibrin Sealant for use during surgical procedures to augment or replace sutures or staples for wound closure. Fibrin sealants-also known as fibrin glues-are created by combining the two principal clotting factors found in blood, fibrinogen and thrombin, whose natural function is to halt bleeding and seal tissues. Fibrin sealants are biodegradable, and their use does not generally elicit an immune response frequently associated with non-biological glues. The Company expects that its fibrin sealant will be the first doubly virally inactivated fibrin sealant available in the United States. The Company's approach to viral inactivation of its VITEX Fibrin Sealant is based on the use of its proprietary double viral inactivation system, utilizing the Company's SD and UVC technologies.

  Fibrin Sealant Market. In Europe and Japan where fibrin sealants have been in use for many years, these products have been shown to reduce the loss of blood or other important bodily fluids and to produce less scarring when used as a tissue adhesive as compared to conventional sutures. The Company estimates that the market for fibrin sealants in Europe and Japan was $150 million and $200 million, respectively, in 1997. The Company estimates that the U.S. market for fibrin sealants will be in excess of $350 million within five years. The first fibrin sealant was approved for use in the U.S. during 1998.

  Regulatory Status. VITEX submitted an IND application and commenced clinical trials for VITEX Fibrin Sealant in late 1995. Initial Phase II trials were designed to evaluate the safety and efficacy of VITEX Fibrin Sealant in patients who have undergone modified radical mastectomy or lumpectomy in the treatment of breast cancer. Eighty patients at five clinical sites participated in the mastectomy/lumpectomy trial which was completed in late 1996. VITEX, in collaboration with U.S. Surgical, commenced two Phase III trials at more than 20 sites in late 1997, one of which was a continuation of the evaluation of VITEX Fibrin Sealant following breast cancer surgery. The other evaluates VITEX Fibrin Sealant's ability to reduce blood loss following carotid artery surgery. At the end of September 1998, the Company completed patient enrollment of the breast surgery study and is currently evaluating the results. Enrollment in the carotid artery surgery study is continuing and the Company expects to submit a PLA for VITEX Fibrin Sealant during 1999. An additional Phase II study, designed to evaluate the safety and efficacy of VITEX Fibrin Sealant in patients suffering from non-healing rectal fistula, was successfully completed during 1998. During 1998, the Company completed construction of a multi-use manufacturing suite within its existing facility to permit the production, subject to FDA approval, of commercial quantities of VITEX Fibrin Sealant. Validation of the new manufacturing area is currently underway.


Red Blood Cell Concentrates

  The majority of blood product transfusions involve red blood cells. Red blood cells deliver oxygen to and remove carbon dioxide from tissues. Red blood cells are used in the care of patients with trauma, anemia and certain genetic disorders. The current worldwide market for red blood cell concentrates (RBCC) is estimated at approximately $3.0 billion. In the United States alone, homologous (donation by someone other than the recipient) RBCC transfusions exceed 11 million units annually, with an estimated market value of $1.0 billion.

  VITEX Red Blood Cell Concentrates The Company is developing virally inactivated red RBCC based on the use of LAC that respond to specific wavelengths of light. These viral inactivation procedures, which are performed in combination with the Company's Quenchers, are designed to leave unaffected the structure, function and circulatory persistence of the treated cells, thus preserving the biological characteristics of these blood components. The Company's lead light-activated compound, Pc4, has been shown to inactivate HIV and the bovine virus used as a model for HCV, as well as the parasites that cause Chagas' disease and malaria. In addition, Pc4-treated red blood cells have exhibited an acceptable recovery and circulatory survival during pre-clinical studies. The resulting product is expected to compare favorably to published data on blood substitutes (e.g., hemoglobin solutions) whose functional properties do not match those of intact red blood cells. VITEX expects to file an IDE application for VITEX RBCC in 1999. The Company has entered into an agreement with Pall regarding the development and distribution of systems for the viral inactivation of RBCC.


Viral Inactivation Technology Platform

  The Company's products are based on a portfolio of technologies which are designed to be used either individually or in combination. Members of the Company's scientific team developed the core VITEX viral inactivation technologies while working at the NYBC. The NYBC subsequently licensed these technologies to the Company. In addition, the Company continues to make substantial investments in research and development to enhance the value of its technology platform and has filed several patent applications as a result of these activities. The technologies being developed by the Company are described below:

  The Solvent/Detergent (SD) Technology. Most pathogenic viruses found in blood, including HBV, HCV and HIV, are protected by a lipid shell or envelope. The SD process involves the addition of a chemical solvent (a di- or trialkyl phosphate) and a detergent, which serves to enhance the contact between solvent and virus, into pools of plasma or plasma fractions, which dissolves the lipid shell of the virus, after which the virus can no longer bind to and infect cells. The process is completed by removing the SD reagents, typically by extraction with vegetable oil and hydrophobic chromatography, and sterile filtering to remove bacteria, parasites and blood leukocytes and leukocyte debris. In September 1998, the FDA's Blood Products Advisory Committee recommended leukoreduction of blood components. This recommendation is now under consideration by the FDA.

  The SD process was first applied to plasma derivatives in 1985 for use in patients with hemophilia. This process has become the most widely used method for the inactivation of lipid enveloped viruses around the world and currently is used, under license from the NYBC, by more than 50 plasma fractionators. Since 1985, it is estimated that more than 15 million doses of SD-treated Factors VIII and IX, and a total of over 35 million doses of all SD-treated products, have been administered without a single reported case of HBV, HCV or HIV transmission. Experience has demonstrated that plasma for transfusion, when treated with the SD process, retains blood protein structure and function with minimal loss of essential protein components and can be implemented cost-effectively. In support of US Food and Drug Administration (FDA) licensure for PLAS+SD in the United States, the Company conducted eight clinical studies in over 31 medical centers. These studies were designed to evaluate the efficacy and safety of PLAS+SD when used either to replace coagulation factors in patients with a documented deficiency for which no specific coagulation factor concentrate was available, or when used to treat patients with chronic or acute thrombotic thrombocytopenic purpura (TTP). These trials demonstrated that with PLAS+SD, coagulation factor recovery was normal following treatment, and bleeding ceased where it was preexistent. Clotting times decreased in accord with expectations when PLAS+SD was used to replace clotting factor deficiency. In patients with TTP, clinical symptoms resolved. Side effects were characteristics of those reported with FFP. Moreover, there was no evidence of transmission of either lipid-enveloped or non-enveloped virus by the product.

  Ultraviolet C Light (UVC) Technology. VITEX's proprietary short wavelength ultraviolet light irradiation technology has been shown to inactivate both enveloped and non-enveloped viruses in protein solutions. Viral inactivation occurs because viral nucleic acids are modified directly when they absorb ultraviolet light energy. Specificity results from differential absorption of UVC by nucleic acids and proteins and the much larger target size presented by nucleic acids. Quenchers added to plasma or plasma derivatives prior to treatment serve as a source of antioxidant, preventing oxidative damage to therapeutic proteins without interfering with viral inactivation.

  Initial research and development of the UVC technology was conducted by the Company's scientists at the NYBC and is being continued at VITEX. The research and development effort includes the development of an irradiator which controls UVC intensity and provides a fluid path for the plasma or plasma derivative being treated. The Company is currently conducting Phase III clinical trials of its VITEX Fibrin Sealant which employs SD and UVC technologies. The Company intends to file a BLA for this product during 1999.

  Light-Activated Compound (LAC) Technology. VITEX is developing photodynamic technology that uses light activated compounds to inactivate viruses in red blood cell concentrates. LAC technology is based on the use of specific wavelengths of light and photosensitizers to initiate a series of reactions leading to the inactivation of viruses. In addition, LAC technology has been shown to inactivate parasites and bacteria in pre-clinical studies.

  VITEX researchers have shown that many factors regulate the degree of viral inactivation and associated cellular damage using LAC technology. These factors include the selection of the specific photosensitizer, the addition of specific Quenchers, the selection of light at the appropriate wavelength, the intensity of the light source and the formulation of the photosensitizer. The Company has available to it a wide variety of light-activated compounds for the treatment of RBCC. RBCC are generally able to repair oxidative damage that typically accompanies the use of LAC. One such class of LACs, the Company's proprietary phthalocyanines, is particularly suited to the treatment of RBCC since the wavelengths of light used to activate these photosensitizers are not absorbed by red blood cells.

  Quencher Technology. Treatment with UVC or LAC generates reactive oxygen species (ROS) which can damage proteins and cells. VITEX has shown in pre-clinical studies that inclusion of chemical antioxidants (Quenchers) during viral inactivation quench or react readily with ROS to reduce damage to therapeutic proteins and cells without interfering with inactivation of viruses and other pathogens. As examples, under equally virucidal conditions, with the inclusion of Quenchers, the yield of biologically active UVC-treated Factor VIII, the in vivo survival of LAC-treated red cells and the yield of biologically active LAC-treated platelets each improved 2.5 times. The Company's Quenchers include rutin (a naturally occurring flavonoid found in many fruits and vegetables), mannitol (a sugar), cysteine (a naturally occurring amino acid), and vitamin E.


Strategic Collaborations

  VITEX believes that it can efficiently accelerate the commercialization of its products by collaborating with sales, marketing, distribution, and technology partners. The Company has entered into collaborations with Bayer, the Red Cross, U.S. Surgical and Pall, for development, licensing and marketing of the Company's products and systems. As part of these agreements, the Company is collaborating with U.S. Surgical and Pall for the development of certain of the Company's products and systems. VITEX may seek to establish additional collaborations with partners in other areas of strategic focus. The terms of the Company's strategic collaborations are described below:

  Bayer Corporation. The Company, as one of many non-exclusive licensees of SD technology for viral inactivation of plasma fractions, does not itself use the SD technology to virally inactivate plasma fractions. Rather than competing with existing suppliers of virally inactivated plasma fractions, the Company has decided to participate in the market for virally-inactivated plasma fractions by providing plasma fractions to other parties for viral inactivation by such other parties. In February 1995, the Company entered into an Agreement for Custom Processing (the Processing Agreement) with Bayer, one of the largest processors of blood plasma, to supply VITEX Plasma Fractions to Bayer. This Processing Agreement was amended in January 1996, December 1997 and December 1998 to, among other things, extend the term through 2001 and increase the volume of plasma fractionated under this agreement through 1999. The term of the agreement is automatically extended for two additional one-year periods unless Bayer notifies VITEX within certain specified periods that it does not desire to extend the agreement for either one-year period. During the period from January 3, 1999 through the remainder of the term in December 2001, the contract provides for revenues to VITEX of approximately $19 million per annum, subject to the Company meeting certain performance obligations. Incremental revenue, assuming the arrangement is extended as permitted by the contract will be approximately $19 million during each of the years ending December 31, 2002 and 2003, respectively. The Company received $14.7 million in revenue from Bayer during the year ended January 2, 1999 under this agreement. Under the agreement, Bayer is obligated to provide the Company with a specified quantity of plasma annually during the term of the agreement and the Company is obligated to return plasma fractions to Bayer within certain specified periods. The agreement is structured as a take-or-pay arrangement under which Bayer is obligated to pay VITEX a fixed fee per liter of fractionated plasma whether or not Bayer fulfills its obligation to supply plasma to the Company. Certain of the plasma fractions supplied to Bayer are virally inactivated by Bayer using the SD technology licensed to Bayer by the NYBC. In the event that VITEX does not provide fractions as required under the agreement, or upon the occurrence of other events of default, Bayer has certain rights to take over and operate the fractionation portion of the Company's production facility. As security for the performance of the Company's obligations under the Bayer agreement, the Company granted Bayer a mortgage on the Company's manufacturing facility, which Bayer has subordinated to a subsequent mortgage granted by the Company to The Chase Manhattan Bank, and a security interest in substantially all of the personal property of the Company that is necessary or useful to the processing and fractionation of Bayer supplied plasma. The Company may terminate the agreement upon written notice of a material breach of the agreement and failure to cure by Bayer. Bayer may terminate the agreement in certain circumstances including a material breach of the agreement and failure to cure by the Company and an event of default under the Company's credit agreement with its institutional lender.

   American National Red Cross. In December 1997, the Company entered into a supply, manufacturing and distribution agreement with the Red Cross (the Red Cross Agreement) over a term of 57 months, for the Red Cross to become the exclusive distributor of the Company's PLAS+SD in North America. Under the agreement, the Red Cross, which is the largest supplier of transfusion plasma to hospitals in the United States, providing about 45% of the transfusion plasma used annually, is required to purchase stated minimum quantities of PLAS+SD to maintain its exclusive rights. Once the Red Cross places its annual purchase order with VITEX, it is obligated to supply VITEX with a sufficient quantity of plasma to enable VITEX to fulfill the order. The Red Cross must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. The Red Cross must purchase all of its virally-inactivated plasma from the Company unless an FDA approved product has been independently shown to be safer than PLAS+SD. The Company, in turn, is obligated to offer any excess capacity that it has to produce PLAS+SD above the stated minimum purchase requirements to the Red Cross before selling PLAS+SD to any other party. Effective October 1, 1998, the Red Cross Agreement was amended to, among other things, reduce the Red Cross's minimum annual purchase order commitment required to maintain its exclusive marketing and distribution rights, provide higher pricing during periods of lower volume purchases, and commit increased marketing spending by both the Company and the Red Cross. Under the amended agreement, the Red Cross is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price of the Red Cross exceeds a stated amount. Anticipated revenue under the amended agreement is approximately $50 million during the two year period ending September 30, 2000. The Company recorded revenue of $16.3 million during the year ended January 2, 1999 under the original and amended agreements. The Company has granted to the Red Cross a right of first offer to acquire exclusive distribution rights to any subsequent generation of virally inactivated transfusion plasma products that are developed during the term of the agreement. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two year period ending September 30, 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force. Additionally, a joint marketing committee will coordinate all marketing activities for PLAS+SD. The exclusive distribution agreement between the Company and the Red Cross provides that the Red Cross will use its best efforts to ensure availability of the Company's virally inactivated transfusion plasma products to all potential customers, including Red Cross blood centers and non-Red Cross blood centers.

  Under a previous collaboration agreement, the Red Cross had made a total of $3.0 million non-interest bearing, unsecured advances to the Company to be used to fund improvements to the Company's manufacturing facility. Under this previous agreement, the loan amortized at the rate of 15% per year following receipt of marketing approval of PLAS+SD with a balloon payment due in year five. In conjunction with the amended agreement, the repayment schedule was modified to reflect repayment of 30% of the loan balance on the second anniversary date of the approval of the PLAS+SD PLA and 15% of the balance on each of the following two years, with the balance of the loan payable on the fifth anniversary of the PLAS+SD PLA. Each of the Company and Red Cross has the right to terminate the agreement upon written notice in certain circumstances, including a material breach of the agreement which is not cured by the other party.

  United States Surgical Corporation. In September 1996, the Company and U.S. Surgical entered into an exclusive worldwide distribution agreement, which was amended in October 1996, regarding VITEX Fibrin Sealant for an initial period of 15 years. Upon entering into the agreement, U.S. Surgical paid a $3.0 million up front fee to the Company. U.S. Surgical has agreed to fund all direct clinical and regulatory costs associated with the development and regulatory approval of VITEX Fibrin Sealant after the initial Phase II trial conducted by the Company. In addition, in return for exclusive rights, U.S. Surgical has agreed, subject to termination upon notice, to pay a substantial portion of agreed upon research and development costs associated with any improvements or, enhancements to VITEX Fibrin Sealant. Pursuant to this agreement, the Company granted U.S. Surgical the mutually exclusive worldwide right, until October 2011, to seek, in its own name as permitted by law, necessary government approvals for and to use, market, distribute and sell fibrin sealants, and any improvements thereto which improve the storage or reconstitution time of such products, for use in in vivo human and veterinary medical applications. This mutually exclusive distribution agreement further provides U.S. Surgical with a first option to obtain exclusive distribution rights on any enhanced products developed by the Company as well as certain other wound care products developed in the future. U.S. Surgical must achieve certain minimum sales of the products to maintain its exclusive rights under the agreement. Under the agreement, the Company agrees to supply U.S. Surgical's forecasted demand for the products and if it is unable to supply an agreed upon level in excess of such forecasted demand, for a stated period, U.S. Surgical has an option to make arrangements to have the excess demand for such products produced by third-party manufacturers. Either the Company or U.S. Surgical may terminate the agreement upon written notice in certain circumstances, including a breach of the agreement by the other party which is not cured. U.S. Surgical may also terminate the agreement for any reason upon nine months' notice to the Company. In January 1999, the agreement was amended to reflect modified pricing terms for sale of the product by the Company to U.S. Surgical. During 1998, the Company completed construction of a multi-use manufacturing suite, within its existing facility, to permit the production, subject to FDA approval, of commercial quantities of VITEX Fibrin Sealant. Validation of the new manufacturing area is currently underway. U.S. Surgical was recently acquired by Tyco Corporation. The effects, if any, of this acquisition on the development programs and the eventual success of the product cannot be assessed at this time.

  Pall Corporation. In February 1998, the Company and Pall entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing the Company's LAC and Quencher viral inactivation technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood components. VITEX will continue to develop its proprietary LAC and Quencher viral inactivation technologies in collaboration with Pall's proprietary filtration and processing technologies for pathogen removal in the treatment of red blood cell concentrates. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to any system incorporating any VITEX viral inactivation technology for red blood cells and platelets. The parties have also agreed to share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. Upon execution of the Pall Agreements in February 1998, Pall acquired 477,042 shares of the Common Stock for $4.0 million or $8.39 per share. Pursuant to the terms of the Pall Agreements, Pall acquired $5 million of the Company's Common Stock in a private placement, which closed contemporaneously with, and at the same price, terms, and conditions as the IPO. In addition, the Pall Agreements provide that Pall will purchase up to $17 million of VITEX Common Stock in installments tied to the achievement of specified development milestones in the development of VITEX RBCC and such equity investments by Pall will be made at the prevailing market price per share. Pursuant to the Pall Agreements, certain existing stockholders of the Company have agreed to vote their shares to elect to the Board of Directors of the Company a nominee designated by Pall. Certain of the Pall Agreements may be terminated in certain circumstances including an event of default by either party which, in the case of VITEX, includes the termination for any reason of Dr. Bernard Horowitz's employment with the Company.


Manufacturing and Supply

  The Company currently produces all of its VITEX Plasma Fractions and PLAS+SD in its 92,000 square foot facility. In May 1998, the FDA approved the Company's Establishment License Application for the manufacture of PLAS+SD at the Company's manufacturing facility. The existing manufacturing facility has sufficient capacity to meet the minimum purchase requirements for PLAS+SD under its agreement with the Red Cross. In December 1998, the Company completed construction of a $2.5 million multi-use manufacturing suite, within its existing facility, to permit the production, subject to FDA approval, of commercial quantities of fibrinogen and thrombin for production of VITEX Fibrin Sealant. The manufacturing suite utilizes a design which provides operational flexibility, and allows for multi-purpose production within the suite. Validation of the new manufacturing suite is currently underway. The Company is currently utilizing all of its existing fractionating plasma capacity. Due to an industry-wide shortage of fractionation capacity, in conjunction with solicitations from Bayer and others, the Company is planning to expand its fractionation capacity by 15% in 1999 and is currently evaluating the cost/benefit of further expansion in subsequent years. Through its collaboration with Pall, the Company will cooperate in the development of red blood cell concentrate viral inactivation systems and intends to contract with third parties for the manufacture of these systems.

  The Company's manufacturing processes are subject to extensive regulation by the FDA, including the FDA's current Good Manufacturing Practice (cGMP) requirements. Failure to comply with such requirements would materially impair the Company's ability to maintain commercial-scale production of its plasma fractions and PLAS+SD or achieve and maintain commercial-scale production of any future products. If the Company is unable to achieve full scale production capability for any product, acceptance by the market of such product would be impaired and any such impairment in market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company purchases certain key components for the manufacture of its products from a limited number of outside suppliers and intends to continue purchasing components from outside suppliers for its future products. The Company currently obtains from a single supplier the customized bags for the packaging of its PLAS+SD product. However, the Company has entered into an agreement with an additional supplier of these bags which provides that the additional supplier will provide such bags if the existing supplier is unable to do so. Further, while the Company has identified several sources for a key component of one of its proposed wound care products, it is currently negotiating an agreement with only a single supplier of this component. Establishing or utilizing additional or replacement suppliers for any such components, if required, may not be accomplished quickly and could involve significant additional costs. Any failure by the Company to obtain any components used to manufacture its products from alternative suppliers, if required, could limit the Company's ability to manufacture its products and could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require the Company to seek approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that the Company would receive any such regulatory approvals. Any such delay would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


Sales, Marketing and Distribution

  As referred to in "Strategic Collaborations," the Company has entered into agreements with Bayer, Red Cross, U.S. Surgical and Pall, for the development, licensing and marketing of the Company's products and systems. In December 1998, the Company established its own national sales force, consisting of a sales director and ten regional sales representatives, to support the efforts of the Red Cross by increasing product awareness and accelerating market penetration. As part of these agreements, the Company is also collaborating with U.S. Surgical and Pall for the development of certain of the Company's products and systems. VITEX may seek to establish additional collaborations in other areas of strategic focus.

  In December 1997, and as subsequently amended effective October 1998, the Company contracted with the Red Cross for the Red Cross to become the exclusive distributor of the Company's PLAS+SD in North America. The Company and the Red Cross have each committed to spend certain minimums for marketing PLAS+SD in 1999. Additionally, a joint marketing committee will coordinate all marketing activities for PLAS+SD. The Company has entered into a distribution agreement with U.S. Surgical pursuant to which the Company has granted U.S. Surgical the exclusive worldwide rights to market and distribute its VITEX Fibrin Sealant, subject to U.S. Surgical achieving stated minimum sales requirements for such products. Under the terms of the Pall Agreements, Pall agreed to, among other things, collaborate on the development and marketing of systems employing the Company's viral inactivation technologies for RBCC. Under the Pall Agreements, among other things, Pall receives exclusive worldwide distribution rights to any systems incorporating any VITEX viral inactivation technology for red blood cells.

  The Company believes that market acceptance of the Company's products and systems will depend, in part, on the Company's ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of its products and systems, as well as the ability of blood centers and hospitals to obtain adequate reimbursement for such products. The Company believes that market acceptance of its products and systems will also depend upon the extent to which physicians, patients and health care payers perceive that the benefits of using the Company's products and systems justify the additional costs and processing requirements. There can be no assurance that the Company's products and systems will gain any significant degree of market acceptance among blood centers, physicians, patients and health care payers, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained. There can be no assurance that the Company's strategic collaborators will market the Company's products successfully or that any third-party collaboration will be on terms favorable to the Company. If a collaborator with the Company does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company's collaborators will be successful in gaining market acceptance for any products that the Company may develop and a failure to do so would result in a material adverse affect on the Company's business, results of operations and financial condition.

Patents, Licenses and Proprietary Rights

  The Company's success depends in part on its ability to maintain licensed patent rights, obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. The Company believes that the protection of its proprietary technologies may create competitive barriers to entry into the viral inactivation market. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

  In connection with its spin-off from the NYBC, the Company became the licensee of a substantial portfolio of patents and patent applications held by the NYBC. The Company is a nonexclusive worldwide licensee under 12 issued United States patents which expire at various times from 2000 to 2009, 28 issued foreign counterpart patents and three pending foreign counterpart patent applications held by the NYBC for use of the SD process in treating plasma derivatives. The Company is a nonexclusive worldwide licensee under two issued United States patents which expire in 2010 and 2014, four pending United States patent applications, five issued foreign counterpart patents and 19 pending foreign counterpart patent applications held by the NYBC for use of UVC technology in treating plasma derivatives. The Company is the exclusive licensee for the U.S., Canada and Mexico and a non-exclusive licensee outside of the United States, Canada, Mexico and Europe under 16 issued United States patents which expire at various times from 2000 to 2014, four pending United States patent applications, 19 issued foreign counterpart patents and 14 pending foreign counterpart patent applications held by the NYBC for use of the SD process and UVC technology in treating transfusion plasma products. The Company is the exclusive worldwide licensee under 10 issued United States patents which expire in 2010 and 2014, five pending United States patent applications, five issued foreign counterpart patents and 28 pending foreign counterpart patent applications held by the NYBC for use of UVC technology in treating fibrin sealant/thrombin products and for the manufacture and use of fibrin sealant, fibrinogen and thrombin and the nonexclusive worldwide licensee under 12 issued United States patents which expire at various times from 2000 to 2009, 28 issued foreign counterpart patents and three pending foreign counterpart patent applications held by the NYBC for use of the S/D process in treating fibrin sealant/thrombin products. Finally, the Company is the exclusive worldwide licensee under six issued United States patents which expire at various times from 2010 to 2015, eleven pending United States patent applications, six issued foreign counterpart patents and 43 pending foreign counterpart patent applications held by the NYBC for use of light and certain compounds in virally inactivating cellular products. The rights referred to above are granted to the Company by five license agreements between the Company and the NYBC. The NYBC has the right to terminate any of these licenses if the Company breaches the respective license and fails to cure such breach, fails to produce and market the relevant products within specified time frames or fails to conform to government regulations in the production of the relevant products. For exclusive licenses, the NYBC has the right to terminate the license if certain minimum payments and/or minimum royalties are not paid by the Company. If any of the licenses between the Company and the NYBC were terminated it would have an adverse effect upon the Company's business, results of operations and financial condition.

  During the year ended January 2, 1999, the Company incurred royalty and milestone related expenses amounting to $1,037,000 for use of technology licensed by the NYBC.

  In addition to being a licensee to patents and patent applications held by the NYBC, the Company has three additional exclusive licenses for patents relating to its red cell program, and is developing its own technologies and products and pursuing patent protection for such technologies and products. The Company has four pending United States patent application and is the co-owner of one issued United States patent.

  Proprietary rights relating to the Company's planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed, to the Company will result in patents being issued. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The patent positions of biopharmaceutical companies involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's owned or licensed patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company.

  Because patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or its licensors were the first to make the inventions covered by each of its issued, licensed or pending patent applications or that it or its licensors were the first to file for protection of inventions set forth in such patent applications. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

  The Company may rely, in certain circumstances, on trade secrets to protect its technology. However, trade secrets are difficult to protect. The Company seeks to protect its proprietary technology and processes, in part, by confidentiality agreements with its employees and certain contractors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.


Competition

  The Company's products and products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which the Company competes are characterized by rapid and significant technological changes. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations that may be competitors or potential competitors of the Company have substantially greater financial and other resources than the Company and may have greater experience in pre-clinical studies, clinical trials and other regulatory approval procedures. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, or that might render the Company's technology and products obsolete. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use the Company's technology or commercialize products that may be developed.

  VITEX Plasma Fractions face competition from other large plasma fractionators. Additional competition in the market for plasma derivatives may come from producers of recombinant blood products. Competition in this area may have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition with PLAS+SD and the Company's products under development may come from alternative approaches to the problem of improving the safety of blood and blood products and from alternative viral inactivation technologies. The alternative approaches to achieving safer blood component products include donor retesting, apheresis blood collection systems, the use of blood substitutes, blood salvage systems, blood cell stimulants, leukocyte filters and reduction systems and improved blood testing. All of these approaches are currently available, and each has gained some degree of market acceptance.

  In the area of viral inactivation of blood and blood components, several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market opportunity for PLAS+SD and the Company's viral inactivation products which are under development. In the plasma market, treatment with methylene blue is used commercially in Europe for pathogen inactivation. Because the Company's SD process involves pooling plasma, there may be an increased risk of transmission of pathogens not inactivated by the process, as compared with processes, such as treatment with methylene blue, which do not require pooling. In addition to methylene blue, other viral inactivation methods which may compete with the Company's Solvent/Detergent (SD), Ultraviolet C Light (UVC), and Light Activated Compound (LAC) technologies include patented viral inactivation compounds, including psoralens, developed by Cerus Corporation. Additionally, ozone sterinetics technology under development may compete with the Company's viral inactivation technology. The Company believes that the primary competitive factors in the market for viral inactivation systems will include the breadth and effectiveness of viral inactivation processes, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. Any failure by the Company to compete effectively with these alternative products and technologies would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

  The Company's wound care products will compete with existing wound care techniques, such as sutures and synthetic glues, which do not carry the risk of viral contamination. The Company may face competition from many other companies seeking to develop and market fibrin sealants. The Company believes several other companies are developing competitive wound care products, including synthetic glues and other alternatives to sutures. There can be no assurance that any of these alternative viral inactivation systems or wound care products will not achieve widespread acceptance. For the Company's products to gain market acceptance, the Company may need to demonstrate that its products are superior in performance, safer or more cost-effective than other existing or future technologies or products.


Government Regulation

  The Company and its products are comprehensively regulated by the FDA and, in some instances, by state and local governments, and by foreign regulatory authorities. The FDA regulates drugs, medical devices and biologics under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market approval of such products.

  The PLA for the Company's VITEX Plasma Fractions was approved initially by the FDA in 1970 and amended from time to time thereafter. The first of the Company's virally inactivated products, PLAS+SD, received marketing approval by the FDA on May 6, 1998. The Company believes that its VITEX Fibrin Sealant, like VITEX Plasma Fractions and PLAS+SD, will be regulated by the FDA as a biologic, while its RBCC system may be regulated as a medical device. However, despite the Company's expectations of how a given product will be regulated, it is possible that the FDA will decide to regulate any one or more of the Company's products as biologics, as medical devices, as "combination products," including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices requiring separate approval or clearance. Whether the FDA regulates the Company's products as biologics or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Review will be principally responsible for regulating the Company's products.

  Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve either a Biologics License Application (BLA) covering both the product and the facility or a PLA for the product and an Establishment License Application (ELA) for the facility at which the product is manufactured. Before a medical device may be marketed in the United States, the FDA must clear a pre-market notification (a 510(k)) or approve a pre-market application (PMA) for the product. Before a combination product may be marketed in the United States, it must have an approved NDA, BLA (or PLA/ELA) or PMA, depending on which statutory authority the FDA elects to use.

  Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a drug, a biologic, a medical device, a combination product or some combination thereof. The steps required before a drug, biologic or medical device may be approved for marketing in the United States pursuant to an NDA, BLA (or PLA/ELA) or PMA, respectively, generally include: (i) pre-clinical laboratory and animal tests; (ii) submission to the FDA of an Investigational New Drug Exemption (IND), for drugs or biologics, or an investigational device exemption (IDE), for medical devices, for clinical trials, which must become effective before human clinical trials may begin;
(iii) appropriate tests to show the product's safety; (iv) adequate and well-controlled human clinical trials to establish the product's efficacy for its intended indications; (v) submission to the FDA of an NDA, BLA (or PLA/ELA) or PMA, as appropriate and (vi) FDA review of the NDA, BLA (or PLA/ELA) or PMA in order to determine, among other things, whether the product is safe and effective for its intended uses. In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless compliance with cGMP requirements is satisfactory. The steps required before a medical device may be cleared for marketing in the United States pursuant to a 510(k) are generally the same, except that instead of conducting tests to demonstrate safety and efficacy, data, including clinical data if necessary, must be obtained to show that the product is substantially equivalent to a legally marketed device, and the FDA must make a determination of substantial equivalence rather than a determination that the product is safe and effective.

  The Company believes that, in deciding whether a viral inactivation system is safe and effective, the FDA is likely to take into account whether it adversely affects the therapeutic efficacy of blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will evaluate the system's safety and other risks against the benefits of using the system in a blood supply that has become safer in recent years.

  There can be no assurance that the means employed by the Company of demonstrating safety and efficacy will ultimately be acceptable to the FDA. Moreover, even if the FDA considers these means of demonstrating safety and efficacy to be acceptable in principle, there can be no assurance that the FDA will find the data submitted sufficient to demonstrate safety and efficacy.

  Even if regulatory approval or clearance is granted, it could include significant limitations on the indicated use for which a product could be marketed. The testing and approval/clearance process requires substantial time, effort and financial resources, and is generally lengthy, expensive and uncertain. The approval process is affected by a number of factors, including the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to obtain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects which can involve significant expense. Later discovery of previously unknown problems with a product may result in labeling changes and other restrictions on the product, including withdrawal of the product from the market. In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of the Company's planned products. There can be no assurance that any approval or clearance will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals or clearances, and any significant limitation on their indicated uses, could have a material adverse effect on the Company's business, financial condition and results of operations.

  A drug, biologic or medical device, its manufacturer, and the holder of the NDA, BLA (or PLA/ELA), PMA or 510(k) for a product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the preclinical and clinical trial process, during the approval/clearance process or after the product is approved/cleared for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be suspended or halted, the FDA's delay in approving/clearing or refusing to approve/clear a product, withdrawal of an approved/cleared product from the market and the imposition of criminal penalties. For example, the holder of an NDA, BLA (or PLA/ELA), PMA or 510(k) is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval or clearance, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. In particular, until the Company achieves commercial production levels of its PLAS+SD product, the test results for each lot of this product will be subject to FDA review prior to release for its intended use. Accordingly, manufacturers must continue to expend time, monies and efforts on regulatory compliance, including cGMP compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of the Company's products under development or otherwise alter the applicable law. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any other third-party manufacturer of the Company's planned products will conform to cGMP requirements.

  In addition to the regulatory requirements applicable to the Company and its products, there are also regulatory requirements applicable to the Company's prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with the Company's viral inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using the Company's products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems. The regulatory impact on potential customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. As production volume of PLAS+SD increase, Company may be required to obtain a permit amendment from regulatory authorities to increase the associated volume of permitted discharge. Although the Company has submitted an application to obtain this permit amendment and is actively pursuing it, there can be no assurance that such permit amendment will be obtained in a timely manner, if at all. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including certain hazardous chemicals, viruses and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.


Health Care Reimbursement

  The Company's ability to successfully commercialize its products is dependent in part on the extent to which appropriate levels of reimbursement for the Company's products and related treatments are obtained from government authorities, private health insurers and other organizations, such as managed care organizations (MCOs). Failure by doctors, hospitals and other users of the Company's products or systems to obtain appropriate levels of product cost reimbursement could adversely affect the Company's ability to sell its products and systems. There are widespread public and private efforts to control health care costs, and it is unlikely that these efforts will be abandoned in the near future. Third-party payers are increasingly challenging the pricing of medical products and services. The trend toward managed care health in the U.S., the growth of MCOs and legislative proposals to reform health care and government insurance programs could significantly influence the purchase of medical products and services, resulting in lower prices and reduced demand for the Company's products. Such cost containment measures and health care reform could affect the Company's ability to sell its products, which the Company expects will be priced at a premium to corresponding widely used blood products that are not virally inactivated, and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved medical products and services. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


Research and Development

  The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. To this end, the Company relies on a combination of its own internal expertise and strategic alliances with its collaborators and other companies to enhance its research and development efforts. In addition to new product candidates generated by internal research and development activities, the Company actively monitors external research and development programs in search of complementary and advanced technology for potential acquisition or license arrangement.

  Research and development expense, which includes technology license fees paid to third parties, amounted to $7.5 million, $5.9 million and $4.4 million for the years ended January 2, 1999 and December 31, 1997 and 1996, respectively. Such amounts are net of collaborator reimbursement in the amount of $2.3 million, $1.2 million and $1 million for the years ended January 2, 1999 and December 31, 1997 and 1996, respectively.

   The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercial success.

Environmental Regulation; Use of Hazardous Substances

  The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, and wastes. The Company has made, and will continue to make, the necessary expenditures for environmental compliance and protection.
Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on the Company's financial position, results of operations or cash flows. The Company's research and development activities involve the controlled use of hazardous materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards proscribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such and accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company.


Customers

  The Company's revenues are derived from the sale of plasma fractions, principally to Bayer, and transfusion plasma to the Red Cross. During the year ended January 2, 1999, revenue from sales to Bayer and the Red Cross comprised 43.4% and 48.4%, respectively of the Company's total revenues during such period.


Employees

  As of January 2, 1999, the Company had 265 employees of which 42 were engaged in research and development, 189 were engaged in manufacturing, 14 were engaged in sales and marketing and 20 were engaged in other activities. The Company's competitive position in the blood products industry depends, in part, on its continued ability to recruit and retain qualified scientists, managerial and technical employees who are in considerable demand. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company considers its employee relations to be good.


Item 2.  PROPERTIES

   The Company's primary executive offices and manufacturing facility are contained within a 92,000 square foot Company-owned building in Melville, New York. The Company has made, and is continuing to make improvements to this facility to accommodate VITEX Plasma Fractions and PLAS+SD production requirements, and to produce sufficient quantities of VITEX Fibrin Sealant to meet regulatory filing requirements and to support initial product demand. The Company currently leases 12,000 square feet of space in New York, New York to accommodate its research and development activities, and 7,500 square feet of office space in Melville, New York, for certain of the Company's administrative functions.

   The Company believes that its current facilities, combined with anticipated additions and improvements currently under construction, are adequate for all present and foreseeable future uses.


Item 3.  LEGAL PROCEEDINGS

   The Company is a party to certain legal proceedings which are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

   The Company is aware that in the course of ongoing litigation between the NYBC and a third party, the third party has asserted claims against NYBC based on breach of a contract that was executed in 1988 by those parties and rights under which were assigned to the Company in 1995. The third party has claimed that it is entitled to payments from the NYBC based on improvements in albumin throughput yields attributable to certain filtration technology licensed to the NYBC by the third party. The Company understands that the NYBC believes it has meritorious defenses against this third party's claims and, in any event, as part of the assignment of NYBC's rights under the disputed contract by the NYBC to the Company, the Company assumed no responsibility for pre-existing contract liabilities. However, there can be no assurance that the third party will not assert claims against the Company under that contract which are similar in nature to the claims being asserted against the NYBC. No such claims have been asserted to date. The Company believes that it would have meritorious defenses against any such claims.

   On March 23, 1998, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Justice Department") as part of the Justice Department's investigation into possible antitrust violations in the sale, marketing and distribution of blood products. A CID is a formal request for information and a customary initial step of any Justice Department investigation. The Justice Department is permitted to issue a CID to anyone whom the Justice Department believes may have information relevant to an investigation. Therefore, the receipt of a CID does not mean that the recipient is the target of an investigation, nor does it presuppose that there is a probable cause to believe that a violation of the antitrust laws has occurred or that any formal complaint ultimately will be filed. The Company believes that the primary focus of the CID relates to the Company's PLAS+SD product and to the Supply, Manufacturing and Distribution Collaboration Agreement between VITEX and the American National Red Cross. Following the Company's response to the CID there has been no further activity with respect to this matter.

   On August 27, 1998, the Appellate Division of the Supreme Court of New York awarded the Company a summary judgement against its insurance carrier, reversing a lower court decision which denied the Company's previous claim for recovery of costs incurred in 1996 as a result of a plasma processing loss. The Company had recorded a special charge in 1996 to recognize reimbursement due to Bayer Corporation for the plasma loss ($4.1 million) and to write off processing costs ($1.0 million). The Company has filed a claim with the insurer to recover these and related costs. On October 27, 1998, the insurance carrier filed a motion to appeal the decision of the Appellate Court. Such appeal was subsequently rejected. The insurance carrier has since stated its intention to take the appeal to a higher court. The ultimate outcome of this matter can not be determined at the present time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended January 2, 1999.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) The Company's common stock trades on The NASDAQ Stock Market under the symbol "VITX." The following table sets forth the reported high and low sale prices of the Company's common stock for each fiscal quarter during the period from June 11, 1998, the date of the Company's IPO, through January 2, 1999. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                                               High                   Low
                                                                                         --------------        ---------------

June 11, 1998 - July 4, 1998........................................................            $12-1/8                $10-1/2

July 5, 1998  October 3, 1998.......................................................             17-5/8                4-17/32

October 4, 1998  January 2, 1999....................................................             11-5/8                  3-1/8

January 3, 1999  March 26, 1999.....................................................             11-3/4                      8

  As of March 26, 1999, the Company had approximately 40 shareholders of record.

  The Company has not paid any dividends on its common stock to date. The Company intends to retain future earnings for use in the development of its business and does not anticipate paying dividends in the foreseeable future.
The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, business outlook, capital requirements, contractual restrictions, and the general health of the Company. The ability of the Company to pay dividends is currently restricted by covenants contained in its Credit Agreement with its bank.

  Under the Company's 1998 Equity Incentive and 1998 Director Stock Option Plans, during the year ended January 2, 1999, the Company granted options to purchase 642,000 shares of the Company's Common Stock, exercisable at a weighted average price of $10.09 per share. At January 2, 1999, there were 1,703,000 options outstanding, of which 484,000 were exercisable. The shares of the Company's common stock issuable upon exercise of options granted under the 1998 Equity Incentive Plan and 1998 Director Stock Option Plan have been registered pursuant to registration statements on Form S-8.

  (b) In its initial public offering, including a second overallotment, the Company sold an aggregate of 3,325,000 shares, with an aggregate offering price to the public of $39,900,000. After expenses, the Company's net proceeds from the offering were $35,868,000. The Company has utilized these proceeds to: (i) fund capital investments, primarily for improvements and expansion of its manufacturing facility ($4,100,000), (ii) fund operations ($3,500,000), including research and development costs of approximately $2,000,000, and (iii) for the repayment of debt ($400,000). The Company will continue to use the remaining net proceeds to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development and capital investments, including the expansion of the manufacturing facility and other general corporate purposes. Unused proceeds of the offering are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data).

                                                          Year Ended                  Years Ended December 31,
                                                          January 2,     --------------------------------------------------
                                                         1999 (2) (3)         1997            1996 (1)            1995
                                                         ------------         ----            --------            ----

Statement of Operations Data:
Revenues:
   Product sales.....................................      $    33,755       $   15,843         $  14,899        $      438
   Licensing fee.....................................               --               --             3,000                --
                                                           -----------       ----------         ---------        ----------
    Total revenues...................................           33,755           15,843            17,899               438
  Costs and expenses (4):
   Cost of sales.....................................           23,860           16,326            10,588             7,024
   Research and development, net.....................            7,507            5,912             4,367             2,777
   Selling, general and administrative...............            6,951            4,353             2,478             1,330
   Special charge related to products................               --               --             4,100                --
   Charge related to research collaboration..........            2,202               --                --                --
                                                           -----------       ----------         ---------        ----------
    Total costs and expenses.........................           40,520           26,591            21,533            11,131
                                                           -----------       ----------         ---------        ----------
  Loss from operations...............................           (6,765)         (10,748)           (3,634)          (10,693)

  Interest expense, net..............................             (279)            (952)             (491)             (146)
  Discount on customer advance, net..................              644               --                --                --
                                                           -----------       ----------         ---------        ----------
    Total interest, net..............................              365             (952)             (491)             (146)
                                                           -----------       ----------         ---------        ----------

  Net loss...........................................         ($ 6,400)       ($ 11,700)         ($ 4,125)        ($ 10,839)
                                                           ===========       ==========         =========        ==========

  Basic and diluted net loss per share...............           ($0.61)          ($1.62)           ($0.84)           ($3.64)

  Weighted average common shares used in computing
   basic and diluted net loss per share                         10,454            7,241             4,897             2,982

                                                          January 2,                           December 31,
                                                           1999 (2)          1997          1996           1995
                                                           --------          ----          ----           ----
Balance Sheet Data:
  Cash and cash equivalents..........................          $35,264       $ 5,250        $ 4,752        $ 3,310
  Working capital (deficit)..........................           33,102        (2,775)        (4,314)        (1,594)
  Total assets.......................................           75,225        38,167         37,626         23,242
  Long-term obligations, less current portion........           11,055        15,318         12,681          8,488
  Stockholders' equity...............................           53,635        11,678          8,905          8,632

(1) During 1996, the Company entered into an exclusive distribution agreement with U.S. Surgical regarding VITEX Fibrin Sealant for a period of 15 years. The Company was paid a non-refundable fee of $3 million for such exclusivity (see note 11 to the financial statements). The Company also agreed to pay damages of $4.1 million to compensate Bayer for its loss of plasma caused by an equipment malfunction which occurred while the Company was processing plasma for Bayer (see note 11 to the financial statements).

(2) During the year ended January 2, 1999, the Company completed an IPO of 3,325,000 shares of the Company's common stock at a price of $12.00 per share, raising net proceeds of $35.9 million (see note 8 to financial statements). In conjunction with the collaboration agreement between the Company and Pall, Pall acquired $9 million of the Company's common stock in two private placements, the second of which closed contemporaneously with, and at the same price terms and conditions as the IPO. The Company recorded a charge to operations of $2.2 million representing the difference between the purchase price paid by Pall and the estimated fair value of the common stock on the date of purchase (see note 11 to the financial statements).

(3) In May 1998, the Company received FDA approval of PLAS+SD and commenced product sale to the Red Cross in June 1998 (see note 11 to the financial statements).

(4) Research and development is net of collaborator reimbursement in the amounts of $2.3 million, $1.2 million and $1 million for the years ended January 2, 1999 and December 31, 1997 and 1996, respectively. Included in such collaborator reimbursement is amounts received from related parties in the amounts of $0.8 million, $0.1 million and $0.7 million for the years ended January 2, 1999 and December 31, 1997 and 1996. Cost of sales includes royalties and materials used in the production of PLAS+SD which were paid or owed to related parties in the amounts of $2.3 million, $0.8 million and $0.8 million for the years ended January 2, 1999 and December 31, 1997 and 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  VITEX is a leading developer of a broad portfolio of blood products and systems which use its proprietary viral inactivation technologies. The Company's technologies are intended to address the risks of viral contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus (HBV), hepatitis C virus
(HCV) and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus (HAV) and parvovirus and other known and unknown pathogens.

  The Company currently manufactures two human therapeutic products:

 . PLAS+SD. The Company has entered into a collaboration agreement with the American National Red Cross (Red Cross), whereby the Red Cross is the exclusive distributor of the Company's PLAS+SD in North America. PLAS+SD, the first of the Company's virally inactivated products, received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD, a pooled transfusion plasma which utilizes the Company's solvent/detergent (SD) viral inactivation technology to inactivate lipid enveloped viruses, began in June 1998. PLAS+SD was the first, and is the only FDA approved, virally inactivated blood component available for use in the United States.

 . VITEX Plasma Fractions. The Company supplies VITEX Plasma Fractions, primarily to Bayer Corporation (Bayer), under a collaboration arrangement. The Company utilizes a combination of fractionation procedures and chromatographic techniques to separate and purify the protein components of plasma. The plasma fractions are further processed by the Company's customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications.

  The Company's other virally inactivated blood products are all under development and include:

 . Universal PLAS+SD. Universal PLAS+SD is a product which is intended to provide the same benefits as PLAS+SD without the need for matching donor and recipient blood types. Under the Company's collaboration agreement with the Red Cross, the Red Cross has a right of first offer to distribute this product if it is approved by the FDA.

 . Universal PLAS+SD II. Universal PLAS+SD II is intended to improve upon Universal PLAS+SD by adding a second method of viral inactivation to inactivate both enveloped and non-enveloped viruses.

 . VITEX Fibrin Sealant. VITEX Fibrin Sealant, which is currently in Phase III clinical trials, is designed for use during surgical procedures to augment or replace sutures or staples for wound closure. The Company has collaborated with United States Surgical Corporation (U.S. Surgical) to develop and distribute this product.

 . VITEX RBCC Systems. The Company has entered into strategic collaboration agreements with Pall Corporation (Pall) for the development and marketing of VITEX RBCC Systems which employ the Company's technologies to broadly inactivate viruses and other pathogens in red blood cell concentrates.

   On August 10, 1998, the Company changed from a calendar year to a 52-53 week fiscal year ending on the Saturday closest to December 31, beginning with the fiscal year ending January 2, 1999.

   The Company reported net income of $0.5 million and $1.0 million, during the third and fourth quarters, respectively, of the year ended January 2, 1999, and a net loss of $6.4 million for the year. The Company's accumulated deficit at January 2, 1999 was $33.1 million. Operating results will vary from period to period and, net income for periods during the year ended January 2, 1999 may not necessarily be indicative of results that may be expected in future periods.

Results of Operations

Year Ended January 2, 1999 as Compared to Year Ended December 31, 1997

Revenue

  Revenue increased $18 million during the year ended January 2, 1999 to $33.8 million compared to $15.8 million during fiscal1997. The increase was primarily due to sales of PLAS+SD which received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD began in June 1998. Also contributing to the increase in revenue was an increase in sales of plasma fractions as a result of higher processing volume, partially offset by a decrease in unit pricing in accordance with the Company's processing agreement with Bayer. The processing agreement also specifies a price increase, effective January 1, 1999, in an amount equal to the increase in the consumer price index.

Cost of Sales

   Cost of sales increased $7.6 million during the year ended January 2, 1999 to $23.9 million, compared to $16.3 million during fiscal 1997. The increase was primarily due to processing and start-up costs related to the production of PLAS+SD.

   Product gross margin was approximately 29.3% for the year ended January 2, 1999. This was a significant improvement from fiscal 1997, which did not contain revenue from the sale of PLAS+SD. As a result of manufacturing cost reductions, product yield improvements and higher pricing negotiated under the amended collaboration agreement with the Red Cross agreement, product gross margin was approximately 40.8% during the thirteen weeks ended January 2, 1999. In fiscal 1999, product gross margins are expected to be similar to those achieved during the last quarter of the year.

Research and Development

   Research and development costs increased $1.6 million during the year ended January 2, 1999 to $7.5 million, compared to $5.9 million during fiscal 1997. The increase in research and development costs is primarily due to the expanded activities in the Company's red blood cell program, advanced stage development spending for its fibrin sealant program and additional new product research activities. Further increases in research and development expenditures are expected to continue during fiscal 1999. Research and development costs are recorded net of collaborator reimbursement which amounted to $2.3 and $1.2 million for the years ended January 2, 1999 and December 31, 1997, respectively.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased $2.6 million during the year ended January 2, 1999 to $7 million, compared to $4.4 million during fiscal 1997. The increase is principally due to administrative costs associated with the hiring of new personnel, including the national sales force which was hired in December 1998, marketing costs associated with PLAS+SD, legal expenses associated with collaborator agreements and a response to a Civil Investigative Demand from the U.S. Department of Justice. The Company and the Red Cross have each committed to spend certain minimum amounts for marketing PLAS+SD during the two year period ending September 30, 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force. The Company expects that its selling, general and administrative expenses will increase during fiscal 1999 as a result of this increased level of sales and marketing commitment.

Charge Related to Research Collaboration

   During the year ended January 2, 1999, the Company recorded a one-time charge of $2.2 million in connection with its research collaboration with Pall Corporation. The charge occurred in connection with an equity investment in the Company made by Pall under the collaboration agreement and reflects the difference between the amount paid for the shares issued to Pall and the fair market value of the common stock at that date.

Net Interest Expense

   During the years ended January 2, 1999 and December 31, 1997, the Company incurred net interest expense of $0.3 million and $1 million, respectively, reflecting the levels of debt outstanding during such periods, offset by interest earned on cash balances, including the proceeds from the Company's initial public offering. During the quarter ended January 2, 1999, the

Company recorded a non-cash gain of $0.6 million relating to the discounting of the $3 million non-interest bearing advance from the Red Cross. The advance was discounted upon finalization of the repayment terms contained in the amended Red Cross Agreement.


Year Ended December 31, 1997 as Compared to Year Ended December 31, 1996

  Total revenues decreased from $17.9 million in 1996 to $15.8 million in 1997, a decrease of $2.1 million. This decrease was due principally to the receipt by the Company in 1996 of a one-time licensing fee of $3.0 million which was partially offset by increases in processing and product revenues of $0.9 million in 1997. The increase in processing and product revenues reflects an increase in processing volume partially offset by a decrease in unit pricing under the Company's processing agreement with Bayer.

Cost of Sales

  Cost of sales increased from $10.6 million in 1996 to $16.3 million in 1997, an increase of $5.7 million. Cost of sales includes costs related to processing fractionated products and those costs formerly classified as facility costs which amounted to $1.4 and $6 million in 1996 and 1997, respectively. Fractionation production gross margin, excluding facility costs relating to PLAS+SD ramp-up costs, decreased from 38.7% in 1996 to 34.7% in 1997. The gross margin in 1996 reflects unrecovered processing costs of $1.0 million incurred by the Company in processing Bayer's plasma during an equipment malfunction. Exclusive of this $1.0 million charge, the gross margin was 45.4% in 1996. The decrease in gross margin in 1997 was due to a decrease in unit pricing under the Processing Agreement with Bayer, increased maintenance costs related to scheduled servicing of the Company's plasma fractionation assets and increased materials costs.

Research and Development

  Research and development costs increased from $4.4 million in 1996 to $5.9 million in 1997, an increase of $1.5 million. The increase is due principally to the expanded activities in the Company's VITEX RBCC programs, expanded clinical trials for VITEX Fibrin Sealant and additional development activities.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased from $2.5 million in 1996 to $4.4 million in 1997, an increase of $1.9 million. The increase represents costs associated with the initiation of market research activities, education and other pre-marketing activities in connection with the anticipated commercial introduction of PLAS+SD. In addition, during 1997, the Company incurred $0.7 million of non-recurring severance costs and $0.2 million of debt refinancing costs.

Net Interest Expense

  Net interest expense increased from $0.5 million in 1996 to $1 million in 1997 due to additional debt financing.


Liquidity and Capital Resources

   The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the sale of VITEX Plasma Fractions which are sold primarily to Bayer, and PLAS+SD which is sold to the Red Cross. The Company also receives research and development funding under a collaboration agreement from U.S. Surgical for the direct costs of the fibrin sealant program clinical and regulatory activities and from Pall Corporation under its red blood cells research collaboration agreement.

   On June 15, 1998, the Company completed an initial public offering ("IPO") of 3,000,000 shares of the Company's common stock, raising net proceeds of approximately $32.2 million. On July 10, 1998, the underwriters of the Company's IPO partially exercised their over-allotment option for an additional 325,000 shares, raising net proceeds of $3.6 million. In conjunction with the collaboration agreement between the Company and Pall, Pall purchased $9 million of the Company's common stock in two private placements which occurred during 1998. The first placement, which occurred in February 1998, amounted to $4 million, and the second amounted to $5 million and closed contemporaneously with, and at the same price, terms and conditions as the IPO.

   At January 2, 1999, the Company had working capital of $33.1 million, including cash and cash equivalents of $35.3 million. At December 31, 1997, there was a working capital deficit of $2.8 million, including cash and cash
equivalents of $5.3 million.   The increase in cash balances was primarily due
to the Company's financing activities, which provided cash of $41.9 million. The primary objectives for the Company's investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

  In order to maintain its exclusive marketing and distribution rights for PLAS+SD, the Red Cross is required to purchase stated minimum quantities amounting to approximately $50 million during the two year period ending September 30, 2000. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 30, 2000. The Company's spending commitment is expected to be largely satisfied by the cost of its sales force established in December 1998 to support the Red Cross in promoting product awareness and accelerating market penetration.

  U.S. Surgical has agreed to fund all future direct clinical and regulatory costs associated with the development and regulatory approval of VITEX Fibrin Sealant. In addition, U.S. Surgical has agreed to pay a portion of agreed upon research and development costs for improvements and enhancements to VITEX Fibrin Sealant.

  Under its collaboration with Pall, the Company and Pall have agreed to equally share research, development, clinical and regulatory costs. Profits will be shared equally after each party is reimbursed for its cost of goods. The agreements provide that Pall will purchase up to $17.0 million of VITEX Common Stock in installments tied to the achievement of specified development milestones. These equity investments will be made at the prevailing market price.

  Under the Company's license agreements with the NYBC, the Company is required to pay aggregate minimum royalties of $1,500,000 in 1999, $2,200,000 in 2000, $2,400,000 in 2001 and $2,800,000 in each year thereafter in order to maintain its exclusive licenses. The Company is also required to make specified payments to the NYBC to maintain its exclusive licenses if certain research and development milestones are not met by the Company.

  In December 1997, the Company entered into a credit agreement with a bank providing for a term loan in the principal amount of $10.8 million. The proceeds under this term loan were used to repay the outstanding balance of existing term loans aggregating $10.5 million. This loan bears interest at the Company's option at LIBOR plus 2.75% to 1.75%, or the base rate of the bank, as defined, plus margins of up to 0.5% as determined based on defined earnings ratios. As of January 2, 1999, the Company was using one-month LIBOR (5.1%) plus 2.75%. Under this loan, interest is payable monthly and the principal balance is payable in 16 equal consecutive quarterly installments of $0.7 million commencing March 31, 1998 and continuing until maturity on December 31, 2001. The credit agreement contains default provisions, including financial covenants which provide restrictions on capital investments, the payment of cash dividends and, among other things, requires the Company to maintain minimum cash balances of $2.0 million and leverage and coverage ratios as defined. The Company is in compliance with such covenants.

  Under the Company's capital and operating leases, annual minimum rental payments and related interest expense over the next five years is $7.6 million.

  Prior to 1995, the Red Cross made to the Company's predecessor, a total of $3.0 million of non-interest bearing, unsecured advances to be used to fund improvements to the manufacturing facility. In conjunction with the amended Red Cross Agreement, the repayment schedule was modified to reflect repayment of 30% of the loan balance on the second anniversary date of the approval of the PLAS+SD PLA and 15% of the balance on each of the following two years, with the balance of the loan payable on the fifth anniversary of the PLAS+SD PLA. During the quarter ended January 2, 1999, the Company recorded a non-cash gain of $0.6 million to discount the advance to its net present value.

  At January 2, 1999, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $28 million and has available research and development credit carryforwards for federal income tax reporting purposes of approximately $0.5 million, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2010. The Company's ability to use such net operating loss and research and development credit carryforwards is limited by change in control provisions under Section 382 of the Internal Revenue Code. See note 10 to the Company's Financial Statements.

   Although the Company's cash requirements will fluctuate based on the timing and extent of the above factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to meet the Company's working capital requirements through January 1, 2000.


Risk Factors that May Affect Future Results

Dependence on New Products and Systems in Development Stage

  The success of the Company's business will depend on the development and commercialization of its virally inactivated products and viral inactivation systems. On May 6, 1998, the Company received FDA approval to market its pooled virally inactivated transfusion plasma product, PLAS+SD. The Company's other virally inactivated blood products are under development and have not been approved by the FDA for marketing in the United States or by regulatory authorities in other countries. There can be no assurance that these products and systems will be successfully developed and, if developed, that they will generate revenues and profits. Successful commercialization of the Company's products and systems under development depends, in significant part, on the Company's ability to: (i) complete their development in a timely fashion; (ii) obtain and maintain patents or other proprietary protections; (iii) obtain required regulatory approvals; (iv) implement efficient, commercial-scale manufacturing processes; (v) gain early entry into relevant markets; (vi) obtain reimbursement for sales of its products; (vii) establish sales, marketing, distribution and development collaborations; and (viii) demonstrate the competitiveness of the Company's products and systems.

Market Acceptance

  Although end customer sales of PLAS+SD by the Red Cross have risen since the product was introduced, end-user market penetration has increased at a slower rate than anticipated. Successful market acceptance of the Company's products and systems will largely depend on the Company's ability to demonstrate their safety, efficacy and cost-effectiveness. The Company will need to convince patients, doctors, health care providers, blood centers and other participants in the blood products market to pay for the incremental cost of the Company's virally inactivated plasma and, if successfully developed and approved for marketing, the Company's other virally inactivated blood products, as compared to widely used, lower priced, corresponding blood products that have not been virally inactivated.

Government Regulation

  All of the Company's products are subject to extensive regulations by the federal government, principally the FDA, and state, local and non-U.S. governments. Such regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of such products. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product.

  The regulatory process includes pre-clinical studies and clinical trials of each product to establish its safety and efficacy, and may include post-marketing studies requiring expenditure of substantial resources. The results from pre-clinical studies and early clinical trials conducted by the Company may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company will demonstrate sufficient safety and efficacy to obtain the requisite marketing approvals. The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment or adverse events occurring during the clinical trials. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon many factors, including changes in regulatory policy during the period of product development. The Company's clinical development plan for its cellular products assumes that only data from in vitro studies, not from clinical trials, will be required to demonstrate efficacy in inactivating viruses and that clinical trials for these products will instead focus on demonstrating therapeutic efficacy, safety and tolerability of blood components treated with the system. Although the Company has had discussions with the FDA concerning the Company's proposed clinical plan for these products, there can be no assurance that this plan of demonstrating safety and efficacy will ultimately be acceptable to the FDA or that the FDA will continue to believe that this clinical plan is appropriate. No assurance can be given that any of the Company's development programs will be successfully completed or that any further investigational new drug (IND) or investigational device exemption (IDE) applications will become effective, that clinical trials will commence as planned, that required United States or non-U.S. regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. As a result of FDA reviews or complications that may arise in any phase of the clinical trial program, there can be no assurance that the proposed schedules for IND, IDE and clinical protocol submissions to the FDA, initiations of studies and completions of clinical trials can be maintained.

Risk of Reliance on Manufacturing Facility and Equipment

  The Company has a single manufacturing facility. Any catastrophic event that interrupts production at this facility would have a material adverse effect on the Company's business, financial condition and results of operations. In August 1996, the Company experienced a malfunction in its fractionation equipment that resulted in the Company incurring expenses of $5.1 million, consisting of $4.1 million in replacement costs of Bayer's plasma and $1.0 million of unrecoverable processing costs. There can be no assurance that the Company's fractionation equipment will not malfunction in the future, resulting in additional unanticipated costs. In addition, to achieve the level of production of PLAS+SD required under the Company's agreement with the Red Cross, the Company will have to operate its single, highly customized filling machine for extended periods without interruption. Any significant damage to, or malfunction of, this filling machine that cannot be repaired would require the Company to replace the machine. The construction of a replacement machine could take as long as 18 months. While the Company has casualty insurance which it believes to be consistent with industry standards, any extended interruption in the production of plasma fractions or PLAS+SD would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Reliance on Strategic Collaborators and Distribution Agreements

  The Company is dependent on strategic collaborators for sales, marketing and distribution support and for the development of certain products and product candidates. The Company has entered into: (i) an agreement with Bayer to process plasma fractions from plasma supplied by Bayer; (ii) an agreement with the Red Cross for the distribution of the Company's virally inactivated plasma; (iii) an agreement with U.S. Surgical for the sale, marketing and distribution of the Company's virally inactivated fibrin sealant, if and when approved for marketing; and (iv) an agreement with Pall for the development, sale, marketing and distribution of any system incorporating the Company's viral inactivation technology for red blood cell concentrates. Although the Company established its own national sales force in December of 1998 to support the efforts of its partners, the success of the Company depends, to a large extent, upon its ability to develop and deliver products to Bayer, the Red Cross, U.S. Surgical, Pall and, potentially other strategic collaborators. The Company's collaborators may be unable to satisfy minimum purchase requirements or achieve projected sales levels under the Company's collaborative agreements which could result in the termination of such agreements, causing a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may need to seek new collaborators or alliances to sell and distribute future products or to establish its own direct commercialization capabilities. Securing new corporate collaborators is a time-consuming process, and there is no guarantee that the negotiations with new collaborators will yield positive results. There can be no assurance that if the Company finds additional corporate collaborators to assist in the commercialization of existing or new product candidates, the terms of the arrangements will be favorable to the Company. In addition, there can be no assurance that the Company's strategic collaborators will not decide to distribute other products that compete directly with the Company's products or new products developed by competitors that may prove to be more effective, cost-efficient alternatives to the Company's products. Each of the Company's collaborative agreements require the Company to meet certain research and development and commercialization milestones. In the case of each of these agreements, failure of the Company to achieve one or more of these milestones on a timely basis, could have a material adverse effect on the Company's receipt of funding and revenues under the agreement and the continuation of the agreement. The failure to maintain existing strategic alliances for whatever reason and to secure new alliances would delay the commercialization of existing and future products.

Competing Technologies and Rapid Technological Change

  The fields of transfusion medicine and therapeutic use of blood products are characterized by rapid technological change. Accordingly, the Company's success will depend, in part, on its ability to respond quickly to such change through the development and introduction of new products and systems. Product and system development involves a high degree of risk, and there can be no assurance that the Company's product and system development efforts will result in any commercial successes.

Technological developments by others may result in the Company's products becoming obsolete or non-competitive before the Company is able to generate any significant revenue.

  The Company expects that all of its products and systems will encounter significant competition. Any such product or system, once approved for marketing, would compete with current approaches to blood safety, including screening, donor retesting and autologous (i.e., self) donations, as well as with future products and systems developed by medical technology, biopharmaceutical and hospital supply companies, national and regional blood centers, or certain governmental organizations and agencies. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than the Company and may have more experience in conducting pre-clinical studies and clinical trials and other regulatory approval procedures.

Product Liability

  The Company's operations will expose it to the risk of product liability claims. There can be no assurance that the Company will not experience losses due to any such claims. The Company maintains product liability insurance coverage, but there can be no assurance that the Company's product liability insurance will continue to be available to the Company on a cost-effective basis and that such insurance will be adequate to cover any or all potential claims. In the event that a claim is brought against the Company, liability for damages beyond the extent of coverage under the insurance policy combined with the expense of litigating such claim could have a material adverse effect upon the Company's business, financial condition and results of operations.

Dependence on Key Employees

  The Company's success is dependent upon its ability to retain its scientific staff and, in particular, Dr. Bernard Horowitz, Executive Vice President and Chief Scientific Officer of the Company. Dr. Horowitz, a leader in the field of viral inactivation, leads the group of scientists who were inventors of most of the Company's core technologies. Although the Company maintains key man insurance on Dr. Horowitz, the loss of Dr. Horowitz could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's competitive position in the blood products industry depends on its continued ability to recruit and retain qualified scientific, managerial and technical employees.

Uncertainty of Proprietary Technologies and Patents

  The Company's success depends, in part, on its ability to obtain and maintain patents, to protect its trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. The Company has exclusive licenses to patents and patent applications covering critical components of its viral inactivation technologies. There can be no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. In addition, the laws of certain non-U.S. countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use its technology or commercialize products that may be developed. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial costs and diversion of management focus.

Uncertainty Relating to Third-Party Reimbursement; Cost Containment

  Successful commercialization of the Company's products is, in part, dependent on the reimbursement policies of third-party payers for the costs of the Company's products. Failure by doctors, hospitals and other users of the Company's products or systems to obtain reimbursement from managed care organizations (MCOs), private health insurers, government authorities and other medical cost reimbursement channels could adversely affect the Company's ability to sell its products and systems.

Control by Existing Stockholders

  The Company's current Directors and executive officers and their respective affiliates control a majority of the outstanding Common Stock of the Company. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company.

Stock Price Volatility

  The Company's stock price, like that of other companies in its industry, is subject to significant volatility. The stock price may be affected by, among other things, clinical trial results and other product development related announcements by the Company or its competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to the Company's performance. In addition, if revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on the Company's stock price.


Year 2000

  Some of the Company's older computer software programs were written using two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002" (the Year 2000 Issue)). This could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions, manufacture products, or engage in similar normal business activities.

  Based on recent assessments, the Company determined that it will be required to modify or replace limited portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include program logic controllers used in various aspects of the manufacturing process. The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

  The Company has fully remediated and tested all information technology systems for Year 2000 Issues. The remediation of operating equipment is significantly more difficult that the remediation of the information technology systems because some of the manufacturers of the equipment are no longer in business. The Company plans to complete remediation and testing of its operating equipment by the end of July 1999. By June 1999, the Company is expected to have contingency plans in place for its critical applications, which primarily involve manual workarounds.

  The Company has no systems which directly interface with either customers or vendors. The Company has queried, and is in the process of collecting responses from its important suppliers and contractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

  The Company will utilize both internal and external resources to reprogram, replace, test, and implement the operating equipment and related software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $375,000 and is being funded through operating cash flows. Through the year ended January 2, 1999, the Company had incurred approximately $50,000 (all of which has been expensed), relating to all phases of the Year 2000 project. Of the total remaining project costs, approximately $250,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $75,000 relates to continued Year 2000 compliance monitoring and repair of hardware and software and will be expensed as incurred.

  The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

  The information above contains forward-looking statements, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Statements."


Legal Proceedings

  The Company is a party to various legal proceedings which arose during the normal course of business. See Commitments and Contingencies note in the Notes to the Financial Statements for further information.

Forward Looking Statements

  Certain of the matters and subject areas discussed in this report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are subject to risks and uncertainties, including, without limitation, quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products, and the impacts of competitive products and pricing and other factors set forth above under the heading, "Risk Factors that May Affect Future Results." These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following independent auditors' report and financial statements of the Company set forth in the Company's 1999 Annual Report to Stockholders are incorporated herein by reference and are filed herewith as Exhibit 13.1.

  Report of Independent Auditors
  Balance Sheets as of January 2, 1999 and December 31, 1997
  Statements of Operations for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Statements of Stockholders' Equity for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Statements of Cash Flows for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Notes to Financial Statements

  Selected Quarterly Financial Data is set forth in Note 16 of the Notes to Financial Statements referred to above and incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Proposal 1-Election of Directors," "Additional Information" and "Section 16(a) Beneficial Ownership Reporting Compliance."


Item 11.  EXECUTIVE COMPENSATION.

      Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation" and "Additional Information-Compensation of Directors."


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Security Ownership by Management and Principal Stockholders."


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K.

(a) Financial Statements

The following Financial Statements as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference:

  Report of Independent Auditors
  Balance Sheets as of January 2, 1999 and December 31, 1997
  Statements of Operations for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Statements of Stockholders' Equity for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Statements of Cash Flows for the years ended January 2, 1999, December 31, 1997 and December 31, 1996
  Notes to Financial Statements

Other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended January 2, 1999.

(c)  Exhibits

     The following exhibits are required to be filed with this Report by Item 14 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

Exhibit
Number                                  Description
------      -----------------------------------------------------------------

3.1    Restated Certificate of Incorporation of the Company.  Filed as Exhibit
       3.8 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2 Amended and Restated By-laws of Company. Filed as Exhibit 3.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.1 Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.2 Stock Warrant between the Company and Bear, Stearns & Co. Inc., dated April 29, 1997. Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.3 Warrant to Purchase Common Stock between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.4 Contingent Stock Subscription Warrant between the Company and CB Capital Investors, Inc., dated April 29, 1997. Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.1* 1998 Equity Incentive Plan. Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.2* 1998 Director Stock Option Plan. Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.3* 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.4+ Non-Exclusive License Agreement (#1) for Solvent Detergent Treated Blood Derived Therapeutic Products between the Company and the New York Blood Center, Inc., dated September 21, 1995. Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.5+ Non-Exclusive License Agreement (#2) for UV Treated Blood Derived Therapeutic Products between the Company and the New York Blood Center, Inc., dated September 21, 1995. Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.6+ Exclusive License Agreement (#3) for Virally Inactivated Transfusion Plasma Products between the Company and the New York Blood Center, Inc., dated September 21, 1995, as amended on December 31, 1996 and July 1, 1997. Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7+ Exclusive License Agreement (#4) for Virally Inactivated Fibrin Sealant/Thrombin Products between the Company and the New York Blood Center, Inc., dated September 21, 1995, as amended on September 27, 1996 and January 1, 1998. Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.8+ Exclusive License Agreement (#5) for Virally Inactivated Cellular Products between the Company and the New York Blood Center, Inc., dated September 21, 1995, as amended on February 16, 1998. Filed as Exhibit
       10.8 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.9 Omnibus Agreement between the Company and the New York Blood Center, Inc., dated October 26, 1995. Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.10+ Exclusive Distribution Agreement between the Company and United States
       Surgical Corporation, dated September 11, 1996, as amended on October 3, 1996. Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.11+ First Amended and Restated Agreement for Custom Processing between the
       Company and Bayer Corporation, dated January 24, 1996. Filed as Exhibit
       10.11 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.12+ Modification Agreement between the Company and Bayer Corporation, dated
       December 22, 1997. Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.13++ Amended and Restated Supply, Manufacturing, and Distribution
        Collaboration Agreement between the Company and the American National Red Cross, dated October 1, 1998. Filed herewith.

10.14+ Joint Development, Marketing and Distribution Agreement between the
       Company and Pall Corporation, dated February 19, 1998. Filed as Exhibit
       10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.15+ Stock Purchase Agreement between Pall Corporation and the Company, dated February 19, 1998. Filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.16 Registration Rights Agreement between the Company and the Investors named therein, dated February 19, 1998. Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.17 Facility Lease Agreement between the Company and Suffolk County Industrial Development Agency, dated February 15, 1995. Filed as Exhibit
       10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.18  Lease Agreement between the Company and Bayer Corporation, dated
       February 7, 1995. Filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.19 Sublease Agreement between the Company and Bayer Corporation, dated February 7, 1995. Filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.20 Security Agreement between the Company and Bayer Corporation, dated December 22, 1997. Filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.21 Lease between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.22+ Settlement Agreement between the Company and Bayer Corporation, dated
       July 1, 1997. Filed as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.23* Employment Agreement between the Company and Bernard Horowitz, dated
       January 15, 1998. Filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.24* Letter Agreement between the Company and John R. Barr, dated November
       10, 1997. Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.25* Memorandum from Rick Charpie to the Company's Vice Presidents, dated
       October 28, 1997. Filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.26 Credit Agreement between the Company and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.27 Intercreditor Agreement among the Company, Bayer Corporation and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.28 Mortgage and Security Agreement among the Company, Suffolk County Industrial Development Agency and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.29 Guaranty and Collateral Agreement between the Company and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.30 Mortgage, Security Agreement and Fixture Filing among the Company, Suffolk County Industrial Development Agency and Bayer Corporation, dated February 15, 1995, as amended December 22, 1997. Filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.31 Form of Indemnification Agreement. Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.32 First and Second Amendments, each dated March 31, 1998, to the Omnibus Agreement (which was previously filed as Exhibit 10.9). Filed as Exhibit
       10.35 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

13.1 Independent Auditors' Report, Financial Statements, Notes to Financial Statements and Supplementary Data. Filed herewith.
23.1   Consent of KPMG LLP. Filed herewith.
27.1   Financial Data Schedule.  Filed herewith.

*      Management contracts and compensatory plans or arrangements.
+ Certain confidential material contained in the document has been omitted and filed separately with SEC pursuant to Rule 406 of the Securities Act.

++ Certain confidential material contained in the document has been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     V.I. TECHNOLOGIES, INC.


                                     By: /s/ John R. Barr
                                         ----------------
                                     John R. Barr
                                     President and Chief Executive Officer
                                     March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                       Date

/s/ David Tendler                          Chairman of the Board of Directors          March 31, 1999
-----------------
David Tendler

/s/ John R. Barr                           President, Chief Executive Officer and      March 31, 1999
----------------                           Director (Principal Executive Officer)
John R. Barr

/s/ Bernard Horowitz, Ph.D.                Executive Vice President, Chief             March 31, 1999
---------------------------                Scientific Officer and Director
Bernard Horowitz, Ph.D.

/s/ Thomas T. Higgins                      Executive Vice President, Operations,       March 31, 1999
---------------------                      Treasurer and Chief Financial Officer
Thomas T. Higgins                          (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ Richard A. Charpie                     Director                                    March 31, 1999
----------------------
Richard A. Charpie

/s/ Jeremy Hayward-Surry                   Director                                    March 31, 1999
------------------------
Jeremy Hayward-Surry

/s/ Irwin Lerner                           Director                                    March 31, 1999
----------------
Irwin Lerner

/s/ Peter D. Parker                        Director                                    March 31, 1999
-------------------
Peter D. Parker

/s/ Damion E. Wicker, M.D.                 Director                                    March 31, 1999
--------------------------
Damion E. Wicker, M.D.