Form 10-Q
period 1999-04-03
V I TECHNOLOGIES INC
filed 1999-04-28
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 1999


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

                  Yes   (X)                          No   (  )

  The number of shares outstanding of each of the Registrant's classes of common stock as of April 23, 1999

           Title of Class                     Shares Outstanding
     Common Stock, $.01 par value                     12,433,318

                            V. I. TECHNOLOGIES, INC.

                                     INDEX



PART I.                               FINANCIAL INFORMATION                               PAGE
                                                                                          ----

Item 1.               Financial Statements:

                      Condensed balance sheets at April 3, 1999
                      and January 2, 1999                                                    3

                      Condensed statements of operations for
                      the quarters ended April 3, 1999
                      and March 31, 1998                                                     4

                      Condensed statement of stockholders' equity
                      for the quarter ended
                      April 3, 1999                                                          5

                      Condensed statements of cash flows for the
                      quarters ended April 3, 1999
                      and March 31, 1998                                                     6

                      Notes to condensed financial statements                                7


Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                          9


PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                             14

Item 6.               Exhibits and Reports on Form 8-K                                      14



SIGNATURES                                                                                  15

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            V. I. TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                     (In thousands, except for share data)


                                                              April 3,
                                                               1999               January 2,
                                                            (Unaudited)              1999
                                                            -----------           ----------
                 ASSETS
Current assets:
 Cash and cash equivalents                                   $ 34,945               $ 35,265
 Trade receivables                                              2,013                  3,967
 Other receivables, net                                           837                    594
 Due from related parties, net                                    519                    313
 Inventory                                                      2,515                  2,512
 Prepaid expenses and other current assets                        942                    987
                                                          -----------            -----------
    Total current assets                                       41,771                 43,638

Property, plant and equipment, net                             31,696                 30,821
Other assets, net                                                 562                    766
                                                          -----------            -----------
    Total assets                                             $ 74,029               $ 75,225
                                                          ===========            ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                           $  2,687               $  2,687
 Current portion of capital lease obligations                   1,272                  1,272
 Accounts payable and accrued expenses                          5,514                  6,576
                                                          -----------            -----------
    Total current liabilities                                   9,473                 10,535

Long-term debt, less current portion                            7,129                  7,731
Capital lease obligations, less current portion                 3,024                  3,324
                                                          -----------            -----------
    Total liabilities                                          19,626                 21,590
                                                          -----------            -----------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  1,000,000 at April 3, 1999 and January 2, 1999;
  no shares issued and outstanding                                  -                      -
 Common stock, par value $.01 per share; authorized
  29,000,000 shares; issued and outstanding 12,412,478
  at April 3, 1999 and 12,359,148 at January 2, 1999              125                    124
 Additional paid-in-capital                                    86,727                 86,575
 Accumulated deficit                                          (32,449)               (33,064)
                                                          -----------            -----------
    Total stockholders' equity                                 54,403                 53,635
                                                          -----------            -----------
    Total liabilities and stockholders' equity               $ 74,029               $ 75,225
                                                          ===========            ===========


The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except for share data)
                                (Unaudited)

                                                                             Quarter Ended
                                                                      April 3,            March 31,
                                                                        1999                 1998
                                                                  -----------------------------------

Revenue                                                                $11,142             $ 3,713

Costs and expenses:
      Cost of sales                                                      6,060               4,844
      Research and development, net                                      2,011               1,793
      Selling, general and administrative                                2,493                 837
       expenses
      Charge related to research
       collaboration                                                         -               2,202
                                                               ---------------     ---------------
Total operating costs and expenses                                      10,564               9,676
                                                               ---------------     ---------------

Income (loss) from operations                                              578              (5,963)
Interest income (expense), net                                              37                (422)
                                                               ---------------     ---------------

Net income (loss)                                                      $   615             $(6,385)
                                                               ===============     ===============


Basic and diluted net income (loss) per share                            $0.05              $(0.78)
                                                               ===============     ===============

Weighted average shares used in computation
 of:
          Basic net income (loss) per share                             12,406               8,146
          Diluted net income (loss) per share                           12,913               8,146




The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                                                            Additional
                                       Common Stock      Common Stock         Paid-In          Accumulated         Stockholders'
                                         (Shares)          (Amount)           Capital            Deficit              Equity
                                     --------------    --------------    ---------------   -----------------    -----------------
Balance at January 2, 1999               12,359,148              $124            $86,575            $(33,064)             $53,635

Compensation expense in connection
 with acceleration of option vesting              -                 -                  4                   -                    4
Issuance of shares of common stock
 upon exercise of stock options              53,330                 1                148                   -                  149
Net income                                        -                 -                  -                 615                  615
                                     --------------    --------------    ---------------   -----------------    -----------------

Balance at April 3, 1999                 12,412,478              $125            $86,727            $(32,449)             $54,403
                                     ==============    ==============    ===============   =================    =================



The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Quarter Ended
                                                                             April 3,            March 31,
                                                                               1999                 1998
                                                                         ---------------      ---------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                             $   615              $(6,385)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                   775                  955
   Compensation expense in connection with acceleration of
       option vesting                                                                4                    -
   Charge related to research collaboration                                          -                2,202
   Accretion of interest on customer advance                                        70                    -
  Changes in operating accounts:
   Trade receivables                                                             1,954                 (131)
   Other receivables, net                                                         (243)                (338)
   Due to/from related parties                                                    (205)                 (47)
   Inventory                                                                        (3)                (814)
   Prepaid expenses and other current assets                                       207                  (57)
   Deferred revenue                                                                  -                  712
   Accounts payable and accrued expenses                                        (1,063)                 538
                                                                       ---------------      ---------------

Net cash provided by (used in) operating activities                              2,111               (3,365)
                                                                       ---------------      ---------------

Cash flows used in investing activities:
 Additions to property, plant and equipment                                     (1,608)                (140)
                                                                       ---------------      ---------------

Net cash used in investing activities                                           (1,608)                (140)
                                                                       ---------------      ---------------

Cash flows (used in) provided by financing activities:
 Proceeds from sale of common stock, net of
      issuance costs                                                                 -                3,849
 Proceeds from issuance of common stock upon exercise
      of options                                                                   149                    -
 Principal repayment of long-term debt                                            (672)                (672)
 Principal repayment of capital lease obligations                                 (300)                (206)
                                                                       ---------------      ---------------

Net cash (used in) provided by financing activities                               (823)               2,971
                                                                       ---------------      ---------------

Net decrease in cash and cash equivalents                                         (320)                (534)

Cash and cash equivalents at beginning of year                                  35,265                5,250
                                                                       ---------------      ---------------

Cash and cash equivalents at end of period                                     $34,945              $ 4,716
                                                                       ===============      ===============



The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

     Certain reclassifications were made to prior year amounts to conform to the 1999 presentation.

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

     Revenue Recognition

     Revenue from plasma fractionation processing services and the production of PLAS+SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. Revenue in the accompanying statements of operations is not subject to repayment or future performance obligations.

     Research and Development

     All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such reimbursement totaled $0.9 million and $0.4 million for the quarters ended April 3, 1999 and March 31, 1998, respectively.

2.   Earnings Per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

                                                                               Quarter Ended
                                                                        April 3,            March 31,
                                                                          1999                 1998
                                                                    -----------------------------------
Numerator:
Numerator for basic and diluted
   earnings per share-net income (loss)                                     $   615             $(6,385)
                                                                    ===============     ===============
Denominator:
Denominator for basic earnings
   per share-weighted average shares                                         12,406               8,146

Effect of dilutive securities - stock options                                   507                   -
                                                                    ---------------     ---------------

Denominator for diluted earnings
   per share-adjusted weighted average shares                                12,913               8,146

Basic and diluted earnings per share                                        $  0.05             $ (0.78)
                                                                    ===============     ===============

     Diluted earnings per share for the quarter ended March 31, 1998 does not include the effect of dilutive options because the inclusion of such securities would be antidilutive.

3.    Inventory

     Inventory consists of the following (in thousands):

                                                   April 3,            January 2,
                                                     1999                 1999
                                             --------------       ---------------
Work in process                                      $1,429                $1,382
Supplies                                              1,086                 1,130
                                             --------------       ---------------
                                                     $2,515                $2,512
                                             ==============       ===============

4.   Subsequent Event

     On April 16, 1999, the Company initiated a voluntary recall of seven lots (about one week's production) of PLAS+SD dating from June and July 1998, which were found to contain moderate to high levels of parvovirus B19 DNA. This recall was a precautionary measure. Further, the Company has taken steps to incorporate into its product screening, experimental parvovirus B19 Polymerase Chain Reaction (PCR) testing in order to ensure that this virus is below specified laboratory levels. These steps are consistent with the Company's goal and commitment to enhancing the safety of the blood supply. In recent Phase IV safety studies, the Company observed several seroconversions to parvovirus B19 in healthy volunteers who received PLAS+SD from two lots containing high concentrations of the virus. There was no evidence of clinical disease typical of parvovirus B19 associated with these seroconversions. Only one of the two lots involved in the safety studies had been released to the market and it was included in the recall. The recall of the additional six lots and adoption of new screening procedures are intended to further reduce the risks of parvovirus B19 infection. As part of the Company's ongoing efforts to further insure the safety of PLAS+SD, over the period through mid-May 1999, testing of production to date will be conducted to assess the need, if any, for an additional recall. At the present time, the Company cannot determine the impact, if any, that this matter may have on its business, results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

V.I. Technologies, Inc. is a leading developer of a broad portfolio of blood products and systems using its proprietary viral inactivation technologies. The Company's technologies are intended to address the risks of viral contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus (HBV), hepatitis C virus (HCV) and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus (HAV) and parvovirus B19 and other known and unknown pathogens.

The Company reported net income of $615,000 for the first quarter ended April 3, 1999 and its accumulated deficit to that date was $32.4 million. Operating results will vary from period to period and, accordingly, net income for the quarter ended April 3, 1999 may not necessarily be indicative of results to be expected in future periods. The significant risk factors that affect the Company are described in its annual report on Form 10-K for the year ended January 2, 1999.

The Company's revenues are derived from the manufacture and sale of plasma fractions and transfusion plasma:

  . Plasma Fractions. VITEX produces plasma fractions principally for Bayer
    Corporation (Bayer) under terms of a processing agreement whose initial term extends through 2001. Under this agreement, Bayer is obligated to provide the Company with a specified quantity of plasma annually and the Company is obligated to return plasma fractions to Bayer within certain specified periods. The agreement is structured as a take-or-pay arrangement under which Bayer is obligated to pay VITEX a fixed fee per liter of fractionated plasma whether or not Bayer fulfills its obligation to supply plasma to the Company. In the event that VITEX does not provide fractions as required under the agreement, or upon the occurrence of other events of default, Bayer has certain rights to take over and operate the fractionation portion of the Company's production facility.

    The Company is currently utilizing all of its existing fractionation plasma capacity. Due to an industry-wide shortage of fractionation capacity, in conjunction with preliminary solicitations from Bayer and others, the Company is planning to expand its fractionation capacity by 15% in the third quarter of 1999 and is currently evaluating the cost/benefit of further expansion in subsequent years. Although the Company believes that it can accomplish the 1999 expansion and achieve attractive margins on the increased volume, there can be no assurance as to the eventual commercial success of the project.

  . Transfusion Plasma. PLAS+SD, the first of the Company's virally inactivated products, received marketing clearance from the United States Food and Drug Administration (FDA) on May 6, 1998. Commercial scale production of PLAS+SD, a pooled transfusion plasma which utilizes the Company's solvent/detergent (SD) viral inactivation technology to inactivate lipid-enveloped viruses, began in June 1998. PLAS+SD was the first, and is the only FDA approved, virally inactivated blood component available for use in the United States. The product is sold under an exclusive Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement, dated October 1, 1998 (Distribution Agreement) with the American National Red Cross (Red Cross) which extends to 2002. Under the Distribution Agreement, the Red Cross, which is the largest supplier of transfusion plasma to hospitals in the United States, providing about 45% of the transfusion plasma used annually, is required to purchase minimum stated quantities of PLAS+SD to maintain its exclusive rights. Once the Red Cross places its annual purchase order with VITEX, it is obligated to supply VITEX with a sufficient quantity of plasma to enable VITEX to fulfill the order. The Red Cross must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. In the past, there has been variability in the rate of plasma supply from the Red Cross. This situation could recur in future periods, which could negatively impact the timing of revenue recognition, production scheduling and ultimately, production costs. Under the Distribution Agreement, the Red Cross is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price by the Red Cross exceeds a stated amount. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two year period ending September 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force which was hired in December 1998.

    The Company is delivering PLAS+SD under the second purchase order of the Red Cross Distribution Agreement. The Distribution Agreement requires the Red Cross to achieve certain end-user sales levels in order to maintain its exclusive distribution rights. Failure to achieve these sales levels could result in termination of the Distribution Agreement by either the Red Cross or the Company. Although end customer sales of PLAS+SD have risen since the product was introduced, end-user market penetration has increased at a slower rate than anticipated. The Company recently established its own national sales force to support the efforts of the Red Cross by increasing product awareness among users, thereby accelerating market penetration. While measurement of the success of the sales force is premature since the sales force has been in the field only since late January, preliminary results have shown continuing month-over-month growth. However, there can be no assurance that PLAS+SD will continue to increase or maintain its current level of market acceptance among blood centers, physicians, patients and health care payers.

    Subsequent to the end of the first quarter of 1999, in connection with PLAS+SD Phase IV safety studies, the Company observed several seroconversions to parvovirus B19 in healthy volunteers who received the product from two production lots which were found to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B19 associated with these seroconversions, on April 16, 1999, the Company initiated a voluntary recall of seven lots (about one week of production) of PLAS+SD dating from June and July 1998, which were found to contain moderate to high levels of parvovirus B19 DNA. Although alternative products, including fresh frozen plasma (FFP) and donor retested plasma (DR), are not routinely screened for parvovirus B19, in order to further enhance the safety of its products and to reduce the likelihood of transmission of the virus, the Company has subsequently incorporated experimental parvovirus B19 PCR testing into its product release process.

    The Company is working with the Red Cross to coordinate testing of PLAS+SD produced prior to the implementation of parvovirus B19 screening. Such testing is expected to continue through mid-May 1999, at which time, the Company will assess the need, if any, for an additional recall. At the present time, the Company cannot determine the impact, if any, that this matter may have on its Distribution Agreement with the Red Cross, results of operations, financial position or cash flows.

The Company's other virally inactivated blood products are all under development and include:

  . Universal PLAS+SD. Universal PLAS+SD is a product under development by the Company which is intended to improve upon PLAS+SD. In addition to having the same characteristics and benefits as PLAS+SD, Universal PLAS+SD would eliminate the need for matching donor and recipient blood types. Universal PLAS+SD is prepared using patented technology, exclusively licensed from the New York Blood Center (NYBC), which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. The Company expects to file an amendment to its current Investigational New Drug (IND) application for Universal PLAS+SD during the second quarter of 1999.

  . Universal PLAS+SD II. Universal PLAS+SD II adds a second method of viral inactivation to Universal PLAS+SD. In addition to inactivating enveloped viruses, the Company is evaluating alternative technologies, including ultra violet and chemical compounds, intended to inactivate known non-enveloped viruses, such as parvovirus B-19 and HAV, and may offer added protection against other non-enveloped viruses that might contaminate the blood supply in the future. Although the presence of antibodies normally found in pooled plasma may protect against known non-enveloped viruses, SD and these second generation technologies used in combination provide a higher margin of blood product safety than SD technology alone. Universal PLAS+SD II is at an early stage of development and, consequently, there can be no assurance that the Company will be able to successfully develop, secure approval for or commercialize this product.

  . VITEX Fibrin Sealant. The Company is developing its VITEX Fibrin Sealant for use during surgical procedures to augment or replace sutures or staples for wound closure. Fibrin sealants-also known as fibrin glues-are created by combining the two principal clotting factors found in blood, fibrinogen and thrombin, whose natural function is to halt bleeding and seal tissues. Fibrin sealants are biodegradable, and their use does not generally elicit an immune response frequently associated with non-biological glues. The Company expects that its fibrin sealant will be the first double virally inactivated fibrin sealant available in the United States. This product has completed Phase II clinical trials for two indications (non-healing rectal fistula and modified radical mastectomy) and completed enrollment for one Phase III clinical trial (breast lumpectomy). Enrollment for an additional Phase III clinical trial (carotid endarterectomy) is expected to be completed during the second quarter of 1999 and the Company expects to submit a Product License Application (PLA) for VITEX Fibrin Sealant by the end of fiscal 1999.

     The Company's fibrin sealant development is jointly funded by United States Surgical Corporation (U.S. Surgical) who has entered into an exclusive worldwide distribution agreement with VITEX. Under terms of the agreement, U.S. Surgical must achieve certain minimum product sales to maintain its exclusive distribution rights. The Company has agreed to supply U.S. Surgical's forecasted demand for the product. Either the Company or U.S. Surgical may terminate the agreement upon written notice in certain circumstances, including a breach of the agreement by the other party.
     U.S. Surgical may also terminate the agreement for any reason upon nine months notice to the Company. During 1998, the Company completed construction of a multi-use manufacturing suite, within its existing facility, to permit the production, subject to FDA approval, of commercial quantities of VITEX Fibrin Sealant. Validation of the new manufacturing area is currently underway. U.S. Surgical was recently acquired by Tyco Corporation. The effects, if any, of this acquisition on the development programs and the eventual success of the product cannot be assessed at this time.

  . VITEX Red Blood Cell Concentrates. The Company is developing virally inactivated red blood cell concentrates (RBCC) based on the use of light activated compounds that respond to specific wavelengths of light. These viral inactivation procedures, which are performed in combination with the Company's Quenchers, are designed to leave unaffected the structure, function and circulatory persistence of the treated cells, thus preserving the biological characteristics of these blood components. The Company has entered into an agreement with Pall Corporation regarding the development and distribution of systems for the viral inactivation of RBCC and expects to file an IDE application in 1999.

  The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercial success.


Results of Operations

Revenue

Revenue increased $7.4 million in the first quarter of 1999 to $11.1 million, compared to $3.7 million during the first quarter of 1998. The increase was primarily due to sales of PLAS+SD, which was approved by the FDA in May 1998. Sales of plasma fractions were also higher for the quarter, as a result of increased processing volume and higher unit pricing in accordance with the Company's processing agreement with Bayer.

Cost of Sales

Cost of sales increased $1.2 million in the first quarter of 1999 to $6.1 million, compared to $4.8 million during the first quarter of 1998. The increase for the quarter was primarily due to processing costs related to the production of PLAS+SD.

As a percentage of revenue, cost of sales was 54% for the quarter ended April 3, 1999. This was a significant improvement from the comparative 1998 period, which did not contain revenue from the sale of PLAS+SD. In addition, the Company continued to strengthen both its plasma fractionation and PLAS+SD manufacturing processes, resulting in improved margins from the previous quarter. Cost of sales as a percentage of revenue was 59% during that period.

Research and Development

Research and development costs increased $0.2 million in the first quarter of 1999 to $2 million, compared to $1.8 million during the first quarter of 1998. The increase in research and development costs was due to the expanded activities in the Company's red blood cell program, and an increase in expenditures for the Company's fibrin sealant and PLAS+SD Phase IV clinical trial studies. Further increases in research and development expenditures are expected to continue through the remainder of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million in the first quarter of 1999 to $2.5 million, compared to $0.8 million during the first quarter of 1998. The increase was principally due to marketing costs associated with PLAS+SD, and the hiring of new personnel, including the national sales force in December 1998. The Company is reducing its general and administrative expenses in certain areas, although expected increases in sales and marketing expenditures relating to PLAS+SD will likely mitigate these reductions, resulting in a similar level of selling general and administrative expenditures throughout the remainder of the year.

Charge Related to Research Collaboration

During the first quarter of 1998, the Company recorded a one-time charge of $2.2 million in connection with its research collaboration with Pall Corporation.
The charge occurred in connection with an equity investment in the Company made by Pall under the collaboration agreement and reflects the difference between the amount paid for the shares issued to Pall and the fair market value of the common stock at that date.

Net Interest Expense

The Company earned net interest income of $37 thousand during the quarter ended April 3, 1999, compared to the first quarter of 1998 when the Company incurred net interest expense of $422 thousand. The change reflects the reduced level of debt outstanding during the first quarter of 1999, combined with the interest earned on cash balances, including the proceeds from the Company's initial public offering. Included in net interest income during the first quarter of 1999, is a non-cash charge of $70 thousand, representing the accretion of the balance of the Company's non-interest bearing advance from the Red Cross.


Liquidity and Capital Resources

The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition to these financing methods, the Company generates cash from revenues derived under its Processing Agreement with Bayer Corporation and the sale of PLAS+SD to the Red Cross. The Company also receives research and development funding, under a collaboration agreement from U.S. Surgical, for the direct costs associated with clinical and regulatory activities for the development of its fibrin sealant and from Pall Corporation, as part of a cost sharing agreement, in connection with the research collaboration described previously. At April 3, 1999, the Company had working capital of $32.3 million, including cash and cash equivalents of $34.9 million, compared to working capital of $33.1 million, including cash and cash equivalents of $35.3 million at January 2, 1999.

During the quarter ended April 3, 1999, the Company generated $2.1 million of cash from operations, compared to $3.4 million of cash used for operating purposes during the quarter ended March 31, 1998. The increase in cash from operations was primarily related to the sale of PLAS+SD. Cash used in investing activities of $1.6 million during the quarter ended April 3, 1999, was primarily related to the Company's renovation of its production facility, while cash used in financing activities of $0.8 million, was primarily related to long-term debt and capital lease repayments.

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

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information, financial reporting and manufacturing systems were at risk. Affected manufacturing systems include program logic controllers used in various aspects of the manufacturing process.

The Company has fully remediated all information and financial reporting systems. The Company plans to complete remediation and testing of its manufacturing systems by the end of July 1999. By June 1999, the Company is expected to have contingency plans in place for its critical applications, which primarily involve manual workarounds.

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

The Company will utilize both internal and external resources to reprogram, replace, test, and implement the operating equipment and related software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $375,000 and is being funded through operating cash flows. Through the quarter ended April 3, 1999, the Company had incurred approximately $75,000 (all of which has been expensed), relating to all phases of the Year 2000 project. Of the total remaining project costs, approximately $250,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $50,000 relates to continued Year 2000 compliance monitoring and repair of hardware and software and will be expensed as incurred.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company has filed with the Securities and Exchange Commission pursuant to the Exchange Act, including its annual report on Form 10-K for the year ended January 2, 1999.

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) Use of proceeds information is provided herewith in Connection with the Offering. The Company's Registration Statement on Form S-1 (File No. 333-46933) was declared effective by the Securities and Exchange Commission on June 9, 1998. The first closing for the Offering was held on July 15, 1998. The Offering has terminated.

        In the Offering, the Company sold in its two closings, an aggregate of 3,325,000 shares (with an aggregate offering price to the public of $39,900,000) out of the 3,450,000 shares of Common Stock (with an aggregate offering price of $41,400,000) registered in the Offering.
        The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc. After expenses, the Company's net proceeds from the offering were $35,868,000. The Company has utilized these proceeds to: (i) fund capital investments, primarily for improvements and expansion of its manufacturing facility ($5,700,000), (ii) fund research and development projects ($6,100,000), and (iii) repay debt ($2,800,000). The Company will continue to use the remaining net proceeds to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development and capital investments, including the expansion of the manufacturing facility and other general corporate purposes. Unused proceeds of the offering are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

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


       27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended April 3, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        V.I. TECHNOLOGIES, INC.
                                        -----------------------
                                        (Registrant)



Date:  April 28, 1999                   /s/ John R. Barr
-----  --------------                   ----------------
                                        John R. Barr
                                        President, Chief Executive Officer




Date:  April 28, 1999                   /s/ Thomas T. Higgins
-----  --------------                   ---------------------
                                        Thomas T. Higgins
                                        Executive Vice President, Operations
                                        and Chief Financial Officer