Form 10-Q
period 1999-07-03
V I TECHNOLOGIES INC
filed 1999-08-11
CIK 1040017

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999


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

     --------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes (X)                          No ( )

     The number of shares outstanding of each of the Registrant's classes of common stock as of July 30, 1999

               Title of Class                          Shares Outstanding
          Common Stock, $.01 par value                         12,447,791

                           V. I. TECHNOLOGIES, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.   Financial Statements:

          Condensed balance sheets at July 3, 1999
               and January 2, 1999                                           3

          Condensed statements of operations for
               the thirteen and twenty-six weeks
               ended July 3, 1999 and July 4, 1998                           4

          Condensed statement of stockholders'equity
               for the twenty-six weeks ended
               July 3, 1999                                                  5

          Condensed statements of cash flows for the
               twenty-six weeks ended July 3, 1999
               and July 4, 1998                                              6

          Notes to condensed financial statements                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

Item 3.   Quantitative and Qualitative Disclosures About                     14
          Market Risk

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                   17

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)

                                                                   July 3,
                                                                    1999                 January 2,
                                                                 (Unaudited)               1999
                                                                 -----------            -----------
                                    ASSETS
Current assets:
 Cash and cash equivalents                                       $    27,470            $    35,265
 Trade receivables `                                                   5,980                  3,967
 Other receivables, net                                                  838                    594
 Due from related parties, net                                            92                    313
 Inventory                                                             3,098                  2,512
 Prepaid expenses and other current assets                             1,050                    987
                                                                 -----------            -----------
    Total current assets                                              38,528                 43,638

Property, plant and equipment, net                                    33,504                 30,821
Other assets, net                                                        503                    766
                                                                 -----------            -----------
    Total assets                                                 $    72,535            $    75,225
                                                                 ===========            ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                               $     3,587            $     2,687
 Current portion of capital lease obligations                          1,272                  1,272
 Accounts payable and accrued expenses                                 7,989                  6,576
                                                                 -----------            -----------
    Total current liabilities                                         12,848                 10,535

Long-term debt, less current portion                                   5,627                  7,731
Capital lease obligations, less current portion                        2,712                  3,324
                                                                 -----------            -----------
    Total liabilities                                                 21,187                 21,590
                                                                 -----------            -----------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  1,000,000 at July 3, 1999 and January 2, 1999;
  no shares issued and outstanding                                         -                      -
 Common stock, par value $.01 per share; authorized
  29,000,000
  shares; issued and outstanding 12,447,628 at July 3,                   125                    124
   1999 and
  12,359,148 at January 2, 1999
 Additional paid-in-capital                                           86,840                 86,575
 Accumulated deficit                                                 (35,617)               (33,064)
                                                                 -----------            -----------
    Total stockholders' equity                                        51,348                 53,635
                                                                 -----------            -----------

    Total liabilities and stockholders' equity                   $    72,535            $    75,225
                                                                 ===========            ===========

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except for share and per share data)
                                  (Unaudited)


                                                              Thirteen Weeks                           Twenty-six Weeks
                                                                  Ended                                     Ended
                                                        July 3,              July 4,             July 3,               July 4,
                                                          1999                 1998                1999                 1998
                                                 ------------------------------------     -------------------------------------
Revenue                                                  $ 9,352              $ 7,946             $20,494               $12,067

Costs and expenses:
    cost of sales                                          5,326                5,363              11,386                10,105
    Research and development, net                          2,104                1,748               4,115                 3,395
    Selling, general and administrative                    2,496                2,214               4,989                 3,538
    expenses
    Charge related to product recall                       2,645                    -               2,645
    Charge related to research collaboration                   -                    -                   -                 2,202
                                                 ---------------     ----------------     ---------------      ----------------
Total operating costs and expenses                        12,571                9,325              23,135                19,240
                                                 ---------------      ---------------     ---------------      ----------------

Loss from operations                                      (3,219)              (1,379)             (2,641)               (7,173)

Interest income (expense), net                                51                 (317)                 88                  (738)
                                                 ---------------      ---------------     ---------------      ----------------

Net loss                                                 $(3,168)             $(1,696)            $(2,553)              $(7,911)
                                                 ===============      ===============     ===============      ================


Basic and diluted net loss per share                      $(0.25)              $(0.18)             $(0.21)               $(0.91)
                                                 ===============      ===============     ===============      ================

Weighted average shares used in calculation
 of basic and diluted net loss per share                  12,435                9,381              12,421                 8,738

     The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                           Common           Common       Additional
                                           Stock            Stock         Paid-In          Accumulated    Stockholders'
                                           Shares)         (Amount)       Capital            Deficit         Equity
                                         ------------     ----------     -----------       ------------    --------------

Balance at January 2, 1999                 12,359,148           $124         $86,575          $(33,064)           $53,635

Compensation expense in connection
  with acceleration of option vesting               -              -               4                 -                  4

Issuance of shares of common stock
  upon exercise of stock options and
    purchases under the Employee Stock
     Purchase Plan                             88,480              1             261                 -                262
Net loss                                            -              -               -            (2,553)            (2,553)
                                         ------------     ----------     -----------       ------------    --------------

Balance at July 3, 1999                    12,447,628           $125         $86,840          $(35,617)           $51,348
                                         ============     ==========     ===========       ============    ==============

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                            Twenty-six Weeks Ended
                                                                           July 3,            July 4,
                                                                            1999               1998
                                                                       ---------------   ----------------
Cash flows (used in) operating activities:
   Net loss                                                                 $(2,553)             $(7,911)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                           1,551                2,014
      Compensation expense in connection with acceleration of
       option vesting                                                             4                  281
      Charge related to research collaboration                                    -                2,202
      Accretion of interest on customer advance                                 140                    -
   Changes in operating accounts:
      Trade receivables                                                      (2,013)              (2,631)
      Other receivables, net                                                   (244)                  82
      Due to/from related parties                                               221                 (492)
      Inventory                                                                (586)              (2,172)
      Prepaid expenses and other current assets                                 116                 (238)
      Deferred revenue                                                            -                1,868
      Accounts payable and accrued expenses                                   1,413                2,617
                                                                       ---------------      ---------------

Net cash used in operating activities                                        (1,951)              (4,380)
                                                                       ---------------      ---------------

Cash flows used in investing activities:
   Additions to property, plant and equipment                                (4,150)                (900)
                                                                       ---------------      ---------------

Net cash used in investing activities                                        (4,150)                (900)
                                                                       ---------------      ---------------

Cash flows (used in) provided by financing activities:
   Proceeds from sale of common stock, net of
      issuance costs                                                              -               41,634
   Proceeds from issuance of common stock upon exercise
    of options                                                                  262                  136
   Principal repayment of long-term debt                                     (1,344)              (1,344)
   Principal repayment of capital lease obligations                            (612)                (427)
                                                                       ---------------      ---------------

Net cash (used in) provided by financing activities                          (1,694)              39,999
                                                                       ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                         (7,795)              34,719

Cash and cash equivalents at beginning of year                               35,265                5,250
                                                                       ---------------      ---------------

Cash and cash equivalents at end of period                                  $27,470              $39,969
                                                                       ===============      ===============



     The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

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

     Research and Development

     All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such reimbursement totaled $0.4 million and $0.1 million for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively, and $1.4 million and $0.5 million for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively.

2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants calculated using the "treasury stock" method. Earnings (loss) per share for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 do not include the assumed exercise of stock options and warrants because the effect of such inclusion would be antidilutive. As of July 3, 1999, the Company had 1,812,270 options and warrants outstanding.

3.   Inventory

     Inventory consists of the following (in thousands):

                                              July 3,             January 2,
                                               1999                  1999
                                          --------------       ---------------
               Work in process            $        1,733       $         1,382
               Supplies                            1,365                 1,130
                                          --------------       ---------------
                                          $        3,098       $         2,512
                                          ==============       ===============

4.   Charge Related to Product Recall

     On April 16, 1999, the Company initiated a voluntary recall of lots of PLAS+SD which were found to contain a heightened presence of parvovirus B19. This recall, which was a precautionary measure, was completed on May 12, 1999. Results for the quarter included one-time costs associated with the recall amounting to $2,918,000, or $0.24 per share. In the accompanying condensed statements of operations, the charge related to product recall of $2,645,000 includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor of PLAS+SD, the American National Red Cross (Red Cross). While the Company believes it is not contractually liable for Red Cross costs in this situation, covering a portion of such costs is consistent with the spirit of the collaboration. Discussions with the Red Cross on this issue are ongoing and are expected to be resolved shortly. Costs associated with idle production facilities during the recall period, in the amount of $273,000, are included in cost of sales.

     Since the initial recall, the Company has been developing and validating a process to screen untreated plasma for parvovirus B19 prior to commencing the manufacturing process. This screening will use an experimental, highly sensitive Polymerase Chain Reaction (PCR) test in order to ensure that this virus is below specified laboratory levels. The Company is completing formal validation of the technique and intends to apply to the FDA for a parvovirus B19 label claim with approval expected in early 2000.

5. Subsequent Event

     On July 28, 1999, the Company and Pentose Pharmaceuticals, Inc. (Pentose), a privately held company, signed an Agreement and Plan of Merger and Reorganization pursuant to which Pentose would be merged with and into the Company. The proposed merger, which is subject to shareholder approval by both companies, and the satisfaction of other closing conditions, is structured as an all stock transaction with an estimated value of $45 million, based upon the closing price of the Common Stock of the Company on July 27, 1999. Pentose shareholders will receive shares of common stock of the Company such that, postmerger, they will own 34% of the outstanding shares of the combined company. All outstanding options, warrants or other rights to acquire capital stock of Pentose will be assumed by the Company upon the closing of the transaction. The transaction will be accounted for under the purchase method of accounting by the Company.

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

On July 28, 1999, the Company announced that it had signed an Agreement and Plan of Merger and Reorganization pursuant to which Pentose Pharmaceuticals, Inc., a privately held company developing viral inactivation products, would be merged with and into the Company. The agreement, which is subject to shareholder approval and the satisfaction of other closing conditions is structured as an all stock transaction under terms of which Pentose shareholders will own 34% of the outstanding shares of the combined company. The transaction is valued at approximately $45 million, based on the closing price of the Company's Common Stock on July 27, 1999, and will be treated as a purchase for accounting purposes. Accordingly, a portion of the transaction value will be written off as in-process R&D. The merger is expected to be completed in the fourth quarter, although the Company cannot assure that all of the closing conditions will be satisfied and the transaction will close within that time frame. Pentose is developing a proprietary viral inactivation technology, called Inactine compounds, that in preclinical studies have inactivated all classes of viruses known to infect blood - both enveloped and non-enveloped viruses - in a highly selective manner. Pentose's most advanced Inactine development program is for use in red blood cells. The Company expects to submit an Investigational New Drug (IND) application for this program and to begin clinical trials within the next three months. Inactines also have applicability for viral inactivation of plasma and platelets.

V.I.Technologies reported a net loss of $3,168,000 for the second quarter ended July 3, 1999, including one-time costs of $2,918,000 related to the recall of PLAS+SD, and its accumulated deficit to that date was $35,617,000. Operating results will vary from period to period and, accordingly, the results for the thirteen and twenty-six weeks ended July 3, 1999 may not necessarily be indicative of results to be expected in future periods. The significant risk factors that affect the Company are described in its annual report on Form 10-K for the year ended January 2, 1999.

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

          The Company is currently utilizing all of its existing fractionation plasma capacity. Due to an industry-wide shortage of fractionation capacity, in conjunction with solicitations from Bayer and others, the Company is in the process of expanding its fractionation capacity by 15%. The additional capacity is expected to be operational by the end of the third quarter of 1999. The Company is also examining the cost/benefit of further expansion in subsequent years. Although the Company believes that it can accomplish the 1999 expansion and achieve attractive margins on the increased volume, there can be no assurance as to the eventual commercial success of the project.

     . Transfusion Plasma. PLAS+SD, the first of the Company's virally inactivated products, received marketing clearance from the United States Food and Drug Administration (FDA) on May 6, 1998. Commercial scale production of PLAS+SD, a pooled transfusion plasma which utilizes the Company's solvent/detergent (SD) viral inactivation technology to inactivate lipid-enveloped viruses, began in June 1998. PLAS+SD was the first, and is the only FDA approved, virally inactivated blood component available for use in the United States. The product is sold under an exclusive Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement, dated October 1, 1998 (Distribution Agreement) with the American National Red Cross (Red Cross) which expires in 2002. Under the Distribution Agreement, the Red Cross, which is the largest supplier of transfusion plasma to hospitals in the United States, providing about 45% of the transfusion plasma used annually, is required to purchase minimum stated quantities of PLAS+SD to maintain its exclusive rights. Once the Red Cross places its annual purchase order with VITEX, it is obligated to supply

          VITEX with a sufficient quantity of plasma to enable VITEX to fulfill the order. The Red Cross must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. In the past, there has been variability in the rate of plasma supply from the Red Cross. This situation could recur in future periods, which could negatively impact the timing of revenue recognition, production scheduling and ultimately, production costs. Under the Distribution Agreement, the Red Cross is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price by the Red Cross exceeds a stated amount. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force which was hired in January 1999.

          The Company is delivering PLAS+SD under the second purchase order of the Red Cross Distribution Agreement. The Distribution Agreement requires the Red Cross to achieve certain end-user sales levels in order to maintain its exclusive distribution rights. Failure to achieve these sales levels could result in termination of the Distribution Agreement by either the Red Cross or the Company. Although end customer sales of PLAS+SD have risen since the product was introduced, end-user market penetration has increased at a slower rate than anticipated. The Company recently established its own national sales force to support the efforts of the Red Cross by increasing product awareness among users in an attempt to accelerate market penetration. While measurement of the success of the sales force is premature since the sales force has been in the field only since late January 1999, preliminary results have shown an upward trend in sales. However, there can be no assurance that PLAS+SD will continue to increase or maintain its current level of market acceptance among blood centers, physicians, patients and health care payers.

          During April 1999, in connection with PLAS+SD Phase IV safety studies, the Company observed several seroconversions to parvovirus B19 in healthy volunteers who received the product from production lots which were found to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B19 associated with these seroconversions, on April 16, 1999, the Company initiated a voluntary recall of lots of PLAS+SD that were found to contain heightened levels of parvovirus B19 DNA. The Company is developing and validating experimental parvovirus B19 PCR screening into its product release process. This screening will use an experimental, highly sensitive Polymerase Chain Reaction (PCR) testing in order to ensure that this virus is below specified laboratory levels. The Company is completing formal validation of the technique and intends to apply to the FDA for a parvovirus B19 label claim with approval expected in early 2000.

          Results for the quarter include one-time costs associated with the recall amounting to $2,918,000, or $0.24 per share. In the condensed statements of operations, the charge related to product recall of $2,645,000 includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor, the Red Cross. While the Company believes it is not contractually liable for Red Cross costs in this situation, covering a portion of such costs is consistent with the spirit of the collaboration. Discussions with the Red Cross on this issue are ongoing and are expected to be resolved shortly. Costs associated with idle production facilities during the recall period, in the amount of $273,000, are included in cost of sales.

The Company's other virally inactivated blood products are all under development and include:

     . Universal PLAS+SD. Universal PLAS+SD is a product under development by the Company which is intended to improve upon PLAS+SD. In addition to having the same characteristics and benefits as PLAS+SD, Universal PLAS+SD would eliminate the need for matching donor and recipient blood types. Universal PLAS+SD is prepared using patented technology, exclusively licensed from the New York Blood Center (NYBC), which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. The Company expects to file an amendment to its current IND application for Universal PLAS+SD during the third quarter of 1999.

     . Universal PLAS+SD II. Universal PLAS+SD II adds a second method of viral inactivation to Universal PLAS+SD. In addition to inactivating enveloped viruses, the Company is evaluating alternative technologies, including ultra violet light and chemical compounds, intended to inactivate known non-enveloped viruses, such as parvovirus B19 and HAV, and may offer added protection against other non-enveloped viruses that might contaminate the blood supply in the future. Universal PLAS+SD II is at an early stage of development and, consequently, there can be no assurance that the Company will be able to successfully develop, secure approval for or commercialize this product.

     . VITEX Fibrin Sealant. The Company is developing its VITEX Fibrin Sealant for use during surgical procedures to augment or replace sutures or staples for wound closure. Fibrin sealants-also known as fibrin glues-are created by combining the two principal clotting factors found in blood, fibrinogen and thrombin, whose natural function is to halt bleeding and seal tissues. Fibrin sealants are biodegradable, and their use does not generally elicit an immune response frequently associated with non-biological glues. The Company expects that its fibrin sealant will be the first double virally inactivated fibrin sealant available in the United States. This product has completed Phase II clinical trials for two indications (non-healing rectal fistula and modified radical mastectomy) and completed enrollment for Phase III clinical trials for use during breast cancer surgery. Enrollment for an additional Phase III clinical trial, which is intended to evaluate the product's ability to reduce blood loss following carotid artery surgery, was completed during the second quarter of 1999.

     . The Company's fibrin sealant development is jointly funded by United States Surgical Corporation (U.S. Surgical) which has entered into an exclusive worldwide distribution agreement with VITEX. Under terms of the agreement, U.S. Surgical must achieve certain minimum product sales to maintain its exclusive distribution rights. The Company has agreed to supply U.S. Surgical's forecasted demand for the product. Either the Company or U.S. Surgical may terminate the agreement upon written notice in certain circumstances, including a breach of the agreement by the other party. U.S. Surgical may also terminate the agreement for any reason upon nine months notice to the Company. During 1998, the Company completed construction of a multi-use manufacturing suite, within its existing facility, to permit the production, subject to FDA approval, of commercial quantities of VITEX Fibrin Sealant. Validation of the new manufacturing area is currently underway. U.S. Surgical was recently acquired by Tyco Corporation. The effects, if any, of this acquisition on the development programs and the eventual success of the product cannot be assessed at this time.

     . VITEX Red Blood Cell Concentrates. The Company has been working to develop virally inactivated red blood cell concentrates (RBCC) based on the use of light activated compounds that respond to specific wavelengths of light and has entered into an agreement with Pall Corporation regarding the development and distribution of systems for the viral inactivation of RBCC. Following the completion of the Pentose merger described above, the Company intends to focus its future efforts in red cells on the Inactine technology. It will incorporate this technology into the agreement with Pall Corporation.

     The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercial success.

Results of Operations

Revenue

Revenue increased $1.4 million in the second quarter of 1999 to $9.4 million, compared to $7.9 million during the second quarter of 1998. For the twenty-six weeks ended July 3, 1999, revenue increased to $20.5 million from $12.1 million for the twenty-six weeks ended July 4, 1998. The increase for both the quarter and twenty-six weeks was primarily due to the initiation of sales of PLAS+SD, which was approved by the FDA in May 1998. Sales of plasma fractions were also higher for the quarter and year-to-date, as a result of increased processing volume and higher unit pricing in accordance with the Company's processing agreement with Bayer.

Cost of Sales

Cost of sales amounted to $5.3 million in the second quarter of 1999, compared to $5.4 million during the second quarter of 1998. For the twenty-six weeks ended July 3, 1999, cost of sales increased to $11.4 million from $10.1 million for the twenty-six weeks ended July 4, 1998. The year-to-date increase was primarily due to processing costs related to the production of PLAS+SD. Cost of sales during the second quarter of 1999 includes $0.3 million of costs associated with idle production facilities during the recall period. Cost of sales in the corresponding periods of the prior year included additional processing costs related to the production ramp-up of PLAS+SD.

As a percentage of revenue, cost of sales was 57% (54% excluding idle facility costs) and 56% (54% excluding idle facility costs), respectively, for the quarter and twenty-six weeks ended July 3, 1999. This was a significant improvement from the comparative 1998 periods, as sales of PLAS+SD did not commence until the Company received marketing approval from the FDA in May 1998. In addition, the Company continued to strengthen both its plasma fractionation and PLAS+SD manufacturing processes, resulting in improved margins, after adjustment for idle facility costs, from the previous quarter. Since the initial recall, the Company has been developing and validating a process to screen untreated plasma for parvovirus B19 prior to commencing the manufacturing process. The Company expects that the resulting increase in production costs due to the new testing will be relatively modest.

Research and Development

Research and development costs increased $0.4 million in the second quarter of 1999 to $2.1 million, compared to $1.7 million during the second quarter of 1998. For the twenty-six weeks ended July 3, 1999, research and development costs increased to $4.1 million from $3.4 million for the twenty-six weeks ended July 4, 1998. The increase in research and development costs for the thirteen and twenty-six weeks ended July 3, 1999 was due to expanded activities in the Company's red blood cell and plasma programs, and an increase in expenditures for PLAS+SD Phase IV clinical trial studies. In connection with the Pentose merger discussed previously, the Company will incur a restructuring charge in the third fiscal quarter as it rationalizes its research programs with the Pentose programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million in the second quarter of 1999 to $2.5 million, compared to $2.2 million during the second quarter of 1998. For the twenty-six weeks ended July 3, 1999, selling general and administrative expenses increased to $5 million from $3.5 million for the twenty-six weeks ended July 4, 1998. The increase for the thirteen and twenty-six weeks ended July 3, 1999, was principally due to marketing costs associated with PLAS+SD and the hiring of new personnel, including the national sales force in December 1998. Although the Company is reducing its general and administrative expenses in certain areas, expected increases in sales and marketing expenditures relating to PLAS+SD will likely offset these reductions, resulting in a similar level of selling, general and administrative expenditures throughout the remainder of the year.

Charge Related to Product Recall

As further described above, the results for the second quarter of 1999 included one-time costs associated with the recall amounting to $2,918,000, or $0.24 per share. In the condensed statements of operations, the charge related to product recall of $2,645,000 includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor, the Red Cross. While the Company believes it is not contractually liable for Red Cross costs in this situation, covering a portion of such costs is consistent with the spirit of the collaboration. Discussions with the Red Cross on this issue are ongoing and are expected to be resolved shortly.

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

Net Interest Expense

The Company earned net interest income of $0.1 million during the quarter ended July 3, 1999, compared to the second quarter of 1998 when the Company incurred net interest expense of $0.3 million. During the twenty-six weeks ended July 3, 1999, the Company earned net interest income of $0.1 million compared to the twenty-six weeks ended July 4, 1998 when the Company incurred net interest expense of $0.7 million. The change reflects the reduced level of debt outstanding during 1999, combined with the interest earned on cash balances, including the proceeds from the Company's initial public offering. Included in net interest income during the thirteen and twenty-six weeks ended July 3, 1999 are non-cash charges of $70 thousand and $140 thousand, respectively, representing the accretion of the balance of the Company's non-interest bearing advance from the Red Cross.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition to these financing methods, the Company generates cash from revenues derived under its Processing Agreement with Bayer Corporation and the sale of PLAS+SD to the Red Cross. The Company also receives research and development funding, under a collaboration agreement from U.S. Surgical, for the direct costs associated with clinical and regulatory activities for the development of its fibrin sealant and from Pall Corporation, as part of a cost sharing agreement, in connection with the research collaboration described previously. At July 3, 1999, the Company had working capital of $25.7 million, including cash and cash equivalents of $27.5 million, compared to working capital of $33.1 million, including cash and cash equivalents of $35.3 million, at January 2, 1999.

During the twenty-six weeks ended July 3, 1999, the Company used $2.0 million of cash to fund its operations, primarily as a result of an increase in receivables due to sales of PLAS+SD, partially offset by an increase in accounts payable and accrued expenses, reflecting accruals for the charge taken as a result of the product recall. Cash used in investing activities of $4.2 million during the twenty-six weeks ended July 3, 1999, was primarily related to the Company's renovation of its production facility, while cash used in financing activities of $1.7 million, was primarily related to scheduled repayments of the Company's long-term debt and capital lease obligations.

In connection with the Pentose merger, the Company will record a restructuring charge in the third quarter for the anticipated costs of rationalizing its R&D programs with those of Pentose.

The Company believes that its existing funds and funds expected to be generated from operations will be sufficient to meet cash requirements in the foreseeable future.


Year 2000

Some of the Company's older computer software programs were written using two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002" (the Year 2000 Issue). This could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions, manufacture products, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, testing, remediation and maintenance. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information, financial reporting and manufacturing systems were at risk. Affected manufacturing systems include program logic controllers used in various aspects of the manufacturing process.

The Company has fully remediated all information and financial reporting systems. The Company expects to complete remediation of its critical manufacturing systems by the end of August 1999. The Company is continuing to develop its contingency plan for critical applications, which primarily involve manual workaround procedures. The contingency plan is expected to be completed by August 1999.

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

The Company will utilize both internal and external resources to reprogram, replace, test, and implement hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $450,000 and is being funded through operating cash flows. Through July 3, 1999, the Company had incurred approximately $175,000 (all of which has been expensed), relating to all phases of the Year 2000 project. Of the total remaining project costs, approximately $250,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $25,000 relates to continued Year 2000 compliance monitoring and repair of hardware and software and will be expensed as incurred.

The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (d) Use of proceeds information is provided herewith in connection with the Company's initial public offering ("the Offering"). The Company's Registration Statement on Form S-1 (File No. 333-46933) was declared effective by the Securities and Exchange Commission on June 9, 1998. The first closing for the Offering was held on July 15, 1998. The Offering has terminated.

              In the Offering, the Company sold in its two closings, an aggregate of 3,325,000 shares (with an aggregate offering price to the public of $39,900,000) out of the 3,450,000 shares of Common Stock (with an aggregate offering price of $41,400,000) registered in the Offering. The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc. After expenses, the Company's net proceeds from the offering were $35,868,000. The Company has utilized these proceeds to: (i) fund capital investments, primarily for improvements and expansion of its manufacturing facility ($8,300,000), (ii) fund research and development projects ($8,200,000), (iii) repay debt ($3,700,000) and (iv) fund PLAS+SD marketing, selling and manufacturing operations ($1,900,000). The Company will continue to use the remaining net proceeds to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development and capital investments, including the expansion of the manufacturing facility and other general corporate purposes. Unused proceeds of the Offering are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

Item 4.       Submission of Matters to a Vote of Security Holders

              On May 21, 1999 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were approved:

              1. The election of John R. Barr, Richard A. Charpie and Irwin Lerner as Class I Directors of the Company to serve until the 2002 Annual Meeting of Stockholders. 11,244,082 shares of Common Stock were voted for the election of Mr. Barr and 207,013 shares were withheld from the election of Mr. Barr. 11,244,171 shares of Common Stock were voted for the election of Mr. Charpie and 207,024 shares were withheld from the election of Mr. Charpie. 11,244,171 shares of Common Stock were voted for the election of Mr. Lerner and 207,024 shares were withheld from the election of Mr. Lerner.

              2. An amendment to the Company's 1998 Director Stock Option Plan (the "1998 Equity Plan") which increased the maximum number of shares of the Company's common stock for which options may be granted under the 1998 Director Plan from 89,445 to 150,000 shares. 11,050,058 shares of Common Stock were voted for such amendment and 376,993 shares of Common Stock were voted against such amendment and 244,144 shares of Common Stock abstained from the vote. No shares of common stock were subject to non-votes.

              3. An amendment to the Company's 1998 Equity Incentive Plan (the "1998 Equity Plan") which increased the maximum number of shares of the Company's common stock for which awards may be made under the 1998 Equity Plan from 2,146,690 to 2,400,000. 10,618,502 shares of Common Stock were voted for such amendment, 809,469 shares of Common Stock were voted against such amendment and 23,224 shares of Common stock abstained from the vote. No shares of common stock were subject to non - votes.

              4. The ratification of the appointment of KPMG LLP as the Company's independent accountants for the current fiscal year. 11,417,000 shares of Common Stock were voted for such ratification, 32,420 shares of Common Stock were voted against such ratification and 1,735 shares of Common Stock were abstained from the vote. No shares of common stock were subject to non-votes.

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

             4.4 Amendment No. 1 to the Joint Development, Marketing and Distribution Agreement between Pall Corporation and V.I. Technologies, Inc., dated July 19, 1999.

             27.1 Financial Data Schedule.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended July 3, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          V.I. TECHNOLOGIES, INC.
                                          ----------------------------------
                                          (Registrant)



Date: August 11, 1999                     /s/ John R. Barr
---------------------                     ----------------------------------
                                          John R. Barr
                                          President, Chief Executive Officer




Date:  August 11, 1999                    /s/ Thomas T. Higgins
----------------------                    ----------------------------------
                                          Thomas T. Higgins
                                          Executive Vice President, Operations
                                          and Chief Financial Officer