Form 10-Q
period 1999-10-02
V I TECHNOLOGIES INC
filed 1999-11-15
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 1999


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

-------------------------------------------------------------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   (X)                          No   (  )

  The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1999

     Title of Class                      Shares Outstanding
Common Stock, $.01 par value                     12,528,643

                            V. I. TECHNOLOGIES, INC.

                                     INDEX

PART I.               FINANCIAL INFORMATION                                                 PAGE
                                                                                            ----

Item 1.               Financial Statements:

                      Condensed balance sheets at October 2, 1999
                        and January 2, 1999                                                    3

                      Condensed statements of operations for
                        the quarter and three quarters
                        ended October 2, 1999 and October 3, 1998                              4

                      Condensed statement of stockholders' equity
                        for the three quarters ended
                        October  2,  1999                                                      5

                      Condensed statements of cash flows for the
                        three quarters ended October 2, 1999
                        and October  3, 1998                                                   6

                      Notes to condensed financial statements                                  7


Item 2.               Management's Discussion and Analysis of                                 10
                      Financial Condition and Results of Operations

Item 3.               Quantitative and Qualitative Disclosures About                          15
                      Market Risk

PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                               16

Item 6.               Exhibits and Reports on Form 8-K                                        16


SIGNATURES                                                                                    17


PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            V. I. TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)


                                                            October 2,
                                                              1999                January 2,
                                                          (Unaudited)               1999
                                                          -----------            -----------
         ASSETS
Current assets:
 Cash and cash equivalents                                   $ 22,172               $ 35,265
 Trade receivables `                                            8,981                  3,967
 Other receivables, net                                           715                    594
 Due from related parties, net                                     49                    313
 Inventory                                                      2,570                  2,512
 Prepaid expenses and other current assets                      1,005                    987
                                                          -----------            -----------
    Total current assets                                       35,492                 43,638

Property, plant and equipment, net                             35,117                 30,821
Other assets, net                                               1,274                    766
                                                          -----------            -----------
    Total assets                                             $ 71,883               $ 75,225
                                                          ===========            ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                           $  2,687               $  2,687
 Current portion of capital lease obligations                   1,272                  1,272
 Accounts payable and accrued expenses                          9,557                  6,576
                                                          -----------            -----------

    Total current liabilities                                  13,516                 10,535

Long-term debt, less current portion                            5,855                  7,731
Capital lease obligations, less current portion                 2,390                  3,324
                                                          -----------            -----------
    Total liabilities                                          21,761                 21,590
                                                          -----------            -----------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  1,000,000 at October 2, 1999 and January 2, 1999;
  no shares issued and outstanding                                  -                      -
 Common stock, par value $.01 per share; authorized
  29,000,000
  shares; issued and outstanding 12,514,033 at October 2,         125                    124
   1999 and
  12,359,148 at January 2, 1999
 Additional paid-in-capital                                    86,940                 86,575
 Accumulated deficit                                          (36,943)               (33,064)
                                                          -----------            -----------

    Total stockholders' equity                                 50,122                 53,635
                                                          -----------            -----------

    Total liabilities and stockholders' equity               $ 71,883               $ 75,225
                                                          ===========            ===========



     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except for share and per share data)
                                  (Unaudited)


                                                        Quarter Ended                           Three Quarters Ended
                                                October 2,          October 3,              October 2,           October 3,
                                                   1999                1998                    1999                 1998
                                            ------------------------------------        -------------------------------------

Revenue                                             $10,502              $11,660                $30,996               $23,727

Costs and expenses:
   Cost of sales                                      6,296                7,818                 17,683                17,923
   Research and development, net                        913                1,894                  5,024                 5,288
   Selling, general and administrative
    expenses                                          2,330                1,648                  7,322                 5,187
   Charge related to R&D restructuring                2,338                    -                  2,338                     -
   Charge related to product recall                       -                    -                  2,645                     -
   Charge related to research collaboration               -                    -                      -                 2,202
                                            ---------------      ---------------        ---------------      ----------------
Total operating costs and expenses                   11,877               11,360                 35,012                30,600
                                            ---------------      ---------------        ---------------      ----------------

Income (loss) from operations                        (1,375)                 300                 (4,016)               (6,873)

Interest income (expense), net                           49                  186                    137                  (552)
                                            ---------------      ---------------        ---------------      ----------------

Net income (loss)                                   $(1,326)             $   486                $(3,879)              $(7,425)
                                            ===============      ===============        ===============      ================


Basic and diluted net income (loss) per              $(0.11)               $0.04                 $(0.31)               $(0.75)
 share
                                            ===============      ===============        ===============      ================

Weighted average shares used in calculation
 of:
   Basic earnings per share                          12,476               12,250                 12,439                 9,897
   Diluted earnings per share                        12,476               13,218                 12,439                 9,897

     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                                                                 Additional
                                           Common Stock      Common Stock         Paid-In          Accumulated         Stockholders'
                                             (Shares)          (Amount)           Capital            Deficit               Equity
                                         --------------    --------------    ---------------   -----------------    ---------------

Balance at January 2, 1999                12,359,148              $124            $86,575            $(33,064)             $53,635

Compensation expense in connection
 with acceleration of option vesting               -                 -                  4                   -                    4

Issuance of shares of common stock
 upon exercise of stock options and
    purchases under the Employee Stock
    Purchase Plan                            154,885                 1                361                   -                  362
Net loss                                           -                 -                  -              (3,879)              (3,879)
                                      --------------    --------------    ---------------   -----------------    -----------------

Balance at October 2, 1999                12,514,033              $125            $86,940            $(36,943)             $50,122
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

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               Three Quarters Ended
                                                                           October 2,           October 3
                                                                              1999                 1998
                                                                       ---------------      ---------------
Cash flows used in operating activities:
 Net loss                                                                     $ (3,879)             $(7,425)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                 2,356                3,021
   Compensation expense in connection with acceleration of
              option vesting                                                         4                  284
       Charge related to research collaboration                                      -                2,202
       Accretion of interest on customer advance                                   139                    -
  Changes in operating accounts:
   Trade receivables                                                            (5,014)              (3,207)
   Other receivables, net                                                         (121)                 855
   Due to/from related parties                                                     264                  (10)
   Inventory                                                                       (58)              (2,037)
   Prepaid expenses and other current assets                                       161                 (394)
   Deferred revenue                                                                  -                1,816
   Deferred costs                                                                 (815)                   -
   Accounts payable and accrued expenses                                         2,981                1,682
                                                                       ---------------      ---------------

Net cash used in operating activities                                           (3,982)              (3,213)
                                                                       ---------------      ---------------

Cash flows used in investing activities:
 Additions to property, plant and equipment                                     (6,524)              (2,496)
                                                                       ---------------      ---------------

Net cash used in investing activities                                           (6,524)              (2,496)
                                                                       ---------------      ---------------

Cash flows (used in) provided by financing activities:
 Proceeds from sale of common stock, net of
      issuance costs                                                                 -               44,899
 Proceeds from issuance of common stock upon exercise
      of options                                                                   362                  195
 Principal repayment of long-term debt                                          (2,015)              (2,016)
 Principal repayment of capital lease obligations                                 (934)                (704)
                                                                       ---------------      ---------------

Net cash (used in) provided by financing activities                             (2,587)              42,374
                                                                       ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                           (13,093)              36,665

Cash and cash equivalents at beginning of year                                  35,265                5,250
                                                                       ---------------      ---------------

Cash and cash equivalents at end of period                                    $ 22,172              $31,915
                                                                       ===============      ===============



     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended January 1, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

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


     Research and Development

     All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such reimbursement totaled $.2 million and $.5 million for the quarter ended October 2, 1999 and October 3, 1998, respectively, and $1.5 million and $1.0 million for the three quarters ended October 2, 1999 and October 3, 1998, respectively.


2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants calculated using the "treasury stock" method. Earnings (loss) per share for the quarter ended October 2, 1999 and three quarters ended October 2, 1999 and October 3, 1998 do not include the assumed exercise of stock options and warrants because the effect of such inclusion would be antidilutive. As of October 2, 1999, the Company had 1,765,131 options and warrants outstanding.

3.    Inventory

      Inventory consists of the following (in thousands):

                                         October 2,           January 2,
                                            1999                 1999
                                      --------------       ---------------
Work in process                               $1,359                $1,382
Supplies                                       1,211                 1,130
                                              $2,570                $2,512
                                      ==============       ===============

4.   Charge Related to Product Recall

     On April 16, 1999, the Company initiated a voluntary recall of lots of PLAS+SD which were found to contain a heightened presence of parvovirus B19. This recall, which was a precautionary measure, was completed on May 12, 1999. Results for the second quarter ended July 3, 1999 included one-time costs associated with the recall amounting to $2,918,000, or $.24 per share. In the accompanying condensed statements of operations, the charge related to product recall of $2,645,000 includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor of PLAS+SD, the American National Red Cross (ARC). Costs associated with idle production facilities during the recall period, in the amount of $273,000, are included in cost of sales.

     Since the initial recall, the Company has developed and validated a process to screen untreated plasma for parvovirus B19 prior to commencing the manufacturing process. This screening uses an experimental, highly sensitive Polymerase Chain Reaction (PCR) test in order to ensure that this virus is below specified laboratory levels. The Company has applied to the FDA for a parvovirus B19 label claim with approval expected in early 2000.

 5.  Research and Development Restructuring

     In July 1999, the Company recorded a research and development restructuring charge in the amount of $2.3 million, or $.18 per share, in connection with the anticipated merger with Pentose Pharmaceuticals, Inc. (Note 7). The charge covers the anticipated costs of workforce reduction programs of $1,712,000 and other integration-related expenses including the elimination of duplicate facilities and excess capacity of $626,000. Through October 2, 1999, approximately $624,000 of the anticipated costs have been funded.

 6.  American National Red Cross Sales Incentive Program

     During the quarter ended October 2, 1999, the ARC announced a plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the ARC announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the ARC and promote use of PLAS+SD, the Company has offered a sales incentive program under which the ARC can earn credits to be applied to future purchases if certain pricing and market penetration milestones are achieved. The incentive program has a one-year period and encompasses an agreement with the ARC to defer by one year the first scheduled repayment under the $3,000,000 advance from the ARC. The success of the ARC in increasing market share and the eventual cost to the Company of this program cannot be estimated at this time.


 7.  Pentose Merger

     On July 28, 1999, the Company and Pentose Pharmaceuticals, Inc. (Pentose), a privately held company, signed an Agreement and Plan of Merger and Reorganization pursuant to which Pentose would be merged with and into the Company. The proposed merger, which is subject to shareholder approval by both companies, and the satisfaction of other closing conditions, is structured as an all stock transaction with an estimated value of $41 million, based upon the closing price of the common stock of the Company on July 27, 1999. Pentose shareholders will receive shares of common stock of the Company such that, postmerger, they will own 34% of the outstanding shares of the combined company. All outstanding options, warrants or other rights to acquire capital stock of Pentose will be assumed by the Company upon the closing of the transaction. The transaction will be accounted for under the purchase method of accounting by the Company and it is expected that the Company will record a $34 million charge for acquired in-process research and development costs. The merger is anticipated to close on or about November 12, 1999.

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

On July 28, 1999, the Company announced that it had signed an Agreement and Plan of Merger and Reorganization pursuant to which Pentose Pharmaceuticals, Inc., a privately held company developing viral inactivation products, would be merged with and into the Company. The agreement, which is subject to shareholder approval by the shareholders of both companies and the satisfaction of other closing conditions, is structured as an all stock transaction under terms of which Pentose shareholders will own 34% of the outstanding shares of the combined company. The transaction is valued at approximately $41 million, based on the closing price of the Company's common stock on July 27, 1999, and will be treated as a purchase for accounting purposes. Approximately, $34 million of the transaction value will be written off as in-process research and development costs. The Company has recorded a $2.3 million restructuring charge for severance and other integration-related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions for the quarter ended October 2, 1999 in anticipation of the merger. The merger is expected to be completed on or about November 12, 1999, although the Company cannot assure that all of the closing conditions will be satisfied and the transaction will close within that time frame. Pentose is developing a proprietary viral inactivation technology, called Inactine compounds, that in preclinical studies have inactivated all classes of viruses known to infect blood - both enveloped and non-enveloped viruses - in a highly selective manner. Pentose's most advanced Inactine development program is for use in red blood cells. The Company has submitted and received approval for an Investigational New Drug (IND) application for this program and expects to begin clinical trials within the next three months. Inactines also have applicability for viral inactivation of plasma and platelets.

V.I .Technologies reported a net loss of $1.3 million for the third quarter ended October 2, 1999, including one-time costs of $2.3 million related to the restructuring of research and development, and its accumulated deficit to that date was $36.9 million. Operating results will vary from period to period and, accordingly, the results for the quarter and three quarters ended October 2, 1999 may not necessarily be indicative of results to be expected in future periods. The significant risk factors that affect the Company are described in its annual report on Form 10-K for the year ended January 2, 1999.

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

    The Company is currently utilizing all of its existing fractionation plasma capacity. Due to an industry-wide shortage of fractionation capacity, and in conjunction with solicitations from Bayer and others, the Company completed in the third quarter ended October 2, 1999 a 15% expansion of its fractionation capacity. The Company is currently examining the cost/benefit of further expansions. Although the Company believes that it can achieve attractive margins on the newly increased volumes, there can be no assurance as to the eventual commercial success of expansion.

 .   Transfusion Plasma. PLAS+SD, the first of the Company's virally inactivated products, received marketing clearance from the United States Food and Drug Administration (FDA) on May 6, 1998. Commercial scale production of PLAS+SD, a pooled transfusion plasma which utilizes the Company's solvent/detergent
    (SD) viral inactivation technology to inactivate lipid-enveloped viruses, began in June 1998. PLAS+SD was the first, and is the only FDA approved, virally inactivated blood component available for use in the United States. The product is sold under an exclusive Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement, dated October 1, 1998 (Distribution Agreement) with the American National Red Cross (ARC) which expires in 2002. Under the Distribution Agreement, the ARC, which is the largest supplier of transfusion plasma to hospitals in the United States, providing about 45% of the transfusion plasma used annually, is required to purchase minimum stated quantities of PLAS+SD to maintain its exclusive rights. Once the ARC places its annual purchase order with VITEX, it is obligated to supply VITEX with a sufficient quantity of plasma to enable VITEX to fulfill the order. The ARC must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. In the past, there has been variability in the rate of plasma supply from the ARC. This situation could recur in future periods, which could negatively impact the timing of revenue recognition, production scheduling and ultimately, production costs. Under the Distribution Agreement, the ARC is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price by the ARC exceeds a stated amount. The Company and the ARC have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force, which was hired in January 1999.

    The Company is delivering PLAS+SD under the second purchase order of the ARC Distribution Agreement. The Distribution Agreement requires the ARC to achieve certain end-user sales levels in order to maintain its exclusive distribution rights. Failure to achieve these sales levels could result in termination of the Distribution Agreement by either the ARC or the Company. Although end customer sales of PLAS+SD have risen since the product was introduced, end-user market penetration has increased at a slower rate than anticipated. There can be no assurance that PLAS+SD will continue to increase or maintain its current level of market acceptance among blood centers, physicians, patients and health care payers.

    During the quarter ended October 2, 1999, the ARC announced a plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD over the course of the next year. Additionally, the ARC announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the ARC and promote use of PLAS+SD, the Company has offered a sales incentive program under which the ARC can earn credits to be applied to future purchases if certain pricing and market penetration milestones are achieved. The incentive program has a one-year period and encompasses an agreement with the ARC to defer by one year the first scheduled repayment under the $3,000,000 advance from the ARC. The success of the ARC in increasing market share and the eventual cost to the Company of this program cannot be estimated at this time.

    During April 1999, in connection with PLAS+SD Phase IV safety studies, the Company observed several seroconversions to parvovirus B19 in healthy volunteers who received the product from production lots which were found to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B19 associated with these seroconversions, on April 16, 1999, the Company initiated a voluntary recall of lots of PLAS+SD that were found to contain heightened levels of parvovirus B19 DNA. In the second quarter, one-time costs in the amount of
    $2,918,000 were recorded in connection with this event.   The Company has
    implemented parvovirus B19 Polymerase Chain Reaction (PCR) screening in its product release process which uses experimental, highly sensitive PCR testing in order to ensure that this virus is below specified laboratory levels. The Company has completed formal validation of the technique and applied to the FDA for a parvovirus B19 label claim with approval expected in early 2000.



The Company's other virally inactivated blood products are all under development and include:

 .   Universal PLAS+SD. Universal PLAS+SD is a product under development by the
    Company, which is intended to improve upon PLAS+SD. In addition to having the same characteristics and benefits as PLAS+SD, Universal PLAS+SD would eliminate the need for matching donor and recipient blood types. Universal PLAS+SD is prepared using patented technology, exclusively licensed from the New York Blood Center (NYBC), which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. The Company has filed with the FDA an amendment to its current IND application for Universal PLAS+SD in order to allow the Company to initiate pivotal clinical trials.

 .   Universal PLAS+SD II. Universal PLAS+SD II adds a second method of viral inactivation to Universal PLAS+SD. In addition to inactivating enveloped viruses, the Company is evaluating alternative technologies, including Pentose Inactine compounds and ultra violet light, intended to inactivate known non-enveloped viruses, such as parvovirus B19 and HAV, and may offer added protection against other non-enveloped viruses. Universal PLAS+SD II is at an early stage of development and, consequently, there can be no assurance that the Company will be able to successfully develop, secure approval for or commercialize this product.

 .   VITEX Fibrin Sealant. The Company is developing its VITEX Fibrin Sealant for use during surgical procedures to augment or replace sutures or staples for wound closure. Enrollment for a Phase III clinical trial to evaluate the product's ability to reduce blood loss following carotid artery surgery was completed during the second quarter of 1999. The Company plans to conduct an additional Phase III study under new FDA guidelines published in early 1999 and believes that such a trial will provide broader label claims for use in multiple surgical settings. The Company's fibrin sealant development is jointly funded by United States Surgical Corporation (U.S. Surgical) which has entered into an exclusive worldwide distribution agreement with VITEX. U.S. Surgical was acquired by Tyco Corporation in 1998. The effects, if any, of this acquisition on the development program and the eventual success of the product cannot be assessed at this time.

 .   VITEX Red Blood Cell Concentrates. The Company has been working to develop virally inactivated red blood cell concentrates (RBCC) based on the use of light activated compounds that respond to specific wavelengths of light and has entered into an agreement with Pall Corporation regarding the development and distribution of systems for the viral inactivation of RBCC. Following the completion of the Pentose merger described above, the Company intends to focus its future efforts in red cells on the Pentose Inactine technology and plans to incorporate this technology into the agreement with Pall Corporation.

  The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that the Company's product development efforts will result in any commercial success.


Results of Operations

Revenue

Revenue was $10.5 million for the quarter compared to $11.7 million in last year's third quarter. The decrease from quarter to quarter resulted from reduced PLAS+SD volumes from the ARC in accordance with the October 1, 1998 amended ARC Distribution Agreement. For the three quarters ended October 2, 1999, revenue increased to $31.0 million from $23.7 million for the same period last year.
The increase for the three quarters was primarily due to the initiation of sales of PLAS+SD, which was approved by the FDA in May 1998. Sales of plasma fractions were also higher for the quarter and year-to-date, as a result of increased processing volume and higher unit pricing in accordance with the Company's processing agreement with Bayer.

Cost of Sales

Cost of sales was $6.3 million for the quarter, compared to $7.8 million for the third quarter of 1998. For the three quarters ended October 2, 1999, cost of sales amounted to $17.7 million, compared to $17.9 million for the three quarters ended October 3, 1998. The decrease for both the quarter and three quarters was primarily due to additional processing costs in the prior year related to the production ramp-up of PLAS+SD.

As a percentage of revenue, cost of sales was 60% and 57%, respectively, for the quarter and three quarters ended October 2, 1999. This was a significant improvement from the comparative 1998 periods of 7% and 19%, respectively, as sales of PLAS+SD did not commence until the Company received marketing approval from the FDA in May 1998. In addition, the Company continued to strengthen both its plasma fractionation and PLAS+SD manufacturing processes, resulting in improved margins from the previous quarter. The increase in the percentage of cost of sales in the third quarter of 1999 compared to the three quarters ended October 2, 1999 is attributable to the annual shut down which occurred in July 1999.

Research and Development

Research and development costs decreased $1.0 million for the third quarter to $.9 million, compared to $1.9 million for the third quarter of 1998. For the three quarters ended October 2, 1999, research and development costs decreased to $5.0 million from $5.3 million for the three quarters ended October 3, 1998. The decrease in research and development costs for the quarter and three quarters ended October 2, 1999 was attributable to the July, 1999 research and development restructuring in anticipation of the Pentose merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $.7 million in the third quarter of 1999 to $2.3 million, compared to $1.6 million for last year's quarter. For the three quarters ended October 2, 1999, selling general and administrative expenses increased to $7.3 million from $5.2 million for the three quarters ended October 3, 1998. The increase for the quarter and three quarters ended October 2, 1999, was principally due to marketing costs associated with PLAS+SD and the hiring of new personnel, including the national sales force in December 1998. Although the Company is reducing its general and administrative expenses in certain areas, expected increases in sales and marketing expenditures relating to PLAS+SD will likely offset these reductions, resulting in a similar level of selling, general and administrative expenditures throughout the remainder of the year.

Charge Related to R&D Restructuring

In July 1999, the Company recorded a $2.3 million, or $.18 per share, research and development restructuring charge in connection with the anticipated merger with Pentose Pharmaceuticals, Inc. The charge covers the anticipated costs of workforce reduction programs and other integration-related expenses, including the elimination of duplicate facilities and excess capacity.

Charge Related to Product Recall

During the second quarter of 1999, the Company recorded a one-time charge associated with the recall amounting to $2,918,000, or $.24 per share. In the condensed statements of operations, the charge related to product recall of $2,645,000 includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor, the ARC.

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

Net Interest Expense

The Company earned net interest income of $.05 million during the quarter ended October 2, 1999, compared to $.2 million for the third quarter of 1998. During the three quarters ended October 2, 1999, the Company earned net interest income of $.1 million compared to the three quarters ended October 3, 1998 when the Company incurred net interest expense of $.6 million. The change for the three quarters reflects the reduced level of debt outstanding during 1999, combined with the interest earned on cash balances, including the proceeds from the Company's initial public offering. Included in net interest income during the quarter and three quarters ended October 2, 1999 are non-cash charges of $.07 million and $.2 million, respectively, representing the accretion of the balance of the Company's non-interest bearing advance from the ARC. Additionally, the Company recorded $.07 million of interest income as a result of the one-year deferral of the principal payment originally due to ARC in May 2001.


Liquidity and Capital Resources

The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition to these financing methods, the Company generates cash from revenues derived under its Processing Agreement with Bayer Corporation and the sale of PLAS+SD to the ARC. The Company also receives research and development funding, under a collaboration agreement from U.S. Surgical, for the direct costs associated with clinical and regulatory activities for the development of its fibrin sealant and from Pall Corporation, as part of a cost sharing agreement, in connection with the research collaboration described previously. At October 2, 1999, the Company had working capital of $22.8 million, including cash and cash equivalents of $22.2 million, compared to working capital of $33.1 million, including cash and cash equivalents of $35.3 million, at January 2, 1999.

During the three quarters ended October 2, 1999, the Company used $4.0 million of cash to fund its operations. This was primarily a result of an increase in receivables due to sales of PLAS+SD, partially offset by an increase in accounts payable and accrued expenses, reflecting accruals for the charge taken as a result of the R&D restructuring and the product recall. Cash used in investing activities of $6.5 million during the three quarters ended October 2, 1999, was primarily related to the Company's renovation of its production facility. Cash used in financing activities of $2.6 million was primarily related to scheduled repayments of the Company's long-term debt and capital lease obligations.

The Company believes that its existing funds and funds expected to be generated from operations will be sufficient to meet cash requirements in the foreseeable future.


Year 2000

Some of the Company's older computer software programs were written using two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs could misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002" (the Year 2000 Issue). This could cause system failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions, manufacture products, or engage in similar normal business activities.

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

The Company has fully tested and remediated all information, financial reporting and manufacturing systems and has developed its contingency plan for critical applications which primarily involve manual workaround procedures.

The Company has no systems, which directly interface with either customers or vendors. The Company has queried and of collected responses from its important suppliers and contractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

The Company utilized both internal and external resources to reprogram, replace, test, and implement hardware and software for Year 2000 modifications. The total cost of the Year 2000 project is approximately $450,000 of which $305,000 is attributable to the purchase of new software and operating equipment, which has been capitalized. Through October 2, 1999, the Company had incurred costs of approximately $410,000 (of which $145,000 has been expensed) relating to all phases of the Year 2000 project. The remaining $40,000 relates to continued Year 2000 compliance monitoring and repair of hardware and software.

The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products, and the impacts of competitive products and pricing. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

    10.1 Separation Agreement and General Release between Bernard Horowitz, Ph.D. and V.I. Technologies, Inc. executed on September 13, 1999.

    27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended October 2, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 V.I. TECHNOLOGIES, INC.
                                 -----------------------
                                 (Registrant)



Date:  November  15, 1999        /s/ John R. Barr
-------------------------        ----------------
                                 John R. Barr
                                 President, Chief Executive Officer




Date:  November  15, 1999        /s/ Thomas T. Higgins
-------------------------        ---------------------
                                 Thomas T. Higgins
                                 Executive Vice President, Operations
                                 and Chief Financial Officer