Form 10-Q/A
period 1999-10-02
V I TECHNOLOGIES INC
filed 2000-02-22
CIK 1040017

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
               SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended October 2, 1999


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

                           V. I. TECHNOLOGIES, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----
Item 1.   Financial Statements:

          Condensed balance sheets at October 2, 1999 (restated)
                  and January 2, 1999                                        3

          Condensed statements of operations for
                  the quarter and three quarters
                  ended October 2, 1999 (restated)                           4
                  and October 3, 1998

          Condensed statement of stockholders' equity
                  for the three quarters ended                               5
                    October  2,  1999 (restated)

          Condensed statements of cash flows for the
                  three quarters ended October 2, 1999 (restated)            6
                  and October  3, 1998
                                                                             7
          Notes to condensed financial statements

Item 2.   Management's Discussion and Analysis of                           10
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         16

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements


                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)

                                                                         October 2,
                                                                           1999               January 2,
                                                                        (Unaudited)              1999
                                                                         (Restated)
                                                                        -----------           ---------
                              ASSETS
Current assets:
      Cash and cash equivalents                                         $ 22,172              $ 35,265
      Trade receivables `                                                  8,981                 3,967
      Other receivables, net                                                 715                   594
      Due from related parties, net                                           49                   313
      Inventory                                                            2,570                 2,512
      Prepaid expenses and other current assets                            1,005                   987
                                                                        --------              --------
           Total current assets                                           35,492                43,638

Property, plant and equipment, net                                        35,117                30,821
Other assets, net                                                          1,274                   766
                                                                        --------              --------
           Total assets                                                 $ 71,883              $ 75,225
                                                                        --------              --------
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                 $  2,687               $ 2,687
      Current portion of capital lease obligations                         1,272                 1,272
      Accounts payable and accrued expenses                               14,057                 6,576
                                                                        --------              --------
           Total current liabilities                                      18,016                10,535

Long-term debt, less current portion                                       5,855                 7,731
Capital lease obligations, less current portion                            2,390                 3,324
                                                                        --------              --------
           Total liabilities                                              26,261                21,590
                                                                        --------              --------

Stockholders' equity:
      Preferred stock, par value $.01 per share; authorized
         1,000,000 at October 2, 1999 and January 2, 1999;
         no shares issued and outstanding
                                                                               -                     -
      Common stock, par value $.01 per share; authorized
         29,000,000 shares; issued and outstanding
         12,514,033 at October 2, 1999 and
         12,359,148 at January 2, 1999                                       125                   124
      Additional paid-in-capital                                          86,940                86,575
      Accumulated deficit                                                (41,443)              (33,064)
                                                                        --------              --------
           Total stockholders' equity                                     45,622                53,635

                                                                        --------              --------
           Total liabilities and stockholders' equity                   $ 71,883              $ 75,225
                                                                        --------              --------


    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except for share and per share data)
                                  (Unaudited)

                                                                Quarter Ended                       Three Quarters Ended
                                                          October 2,       October 3,           October 2,         October 3,
                                                             1999             1998                 1999               1998
                                                          (Restated)                            (Restated)
                                                        -------------------------------        --------------------------------
Revenue                                                       $10,502          $11,660              $30,996            $23,727
    Less:  ANRC Incentive Program                              (4,500)                               (4,500)
                                                        --------------     ------------        -------------       ------------
Net revenue                                                     6,002           11,660              $26,496             23,727

Costs and expenses:
    Cost of sales                                               6,296            7,818               17,683             17,923
    Research and development, net                                 913            1,894                5,024              5,288
    Selling, general and administrative expenses                2,330            1,648                7,322              5,187
    Charge related to R&D restructuring                         2,338             -                   2,338               -
    Charge related to product recall                             -                -                   2,645               -
    Charge related to research collaboration                     -                -                    -                 2,202
                                                        --------------     ------------        -------------       ------------
Total operating costs and expenses                             11,877           11,360               35,012             30,600
                                                        --------------     ------------        -------------       ------------
Income (loss) from operations                                  (5,875)             300               (8,516)            (6,873)

Interest income (expense), net                                     49              186                  137               (552)
                                                        --------------     ------------        -------------       ------------
Net income (loss)                                             $(5,826)         $   486              $(8,379)           $(7,425)
                                                        ==============     ============        =============       ============

Basic and diluted net income (loss) per share                 $ (0.47)         $ 0.04               $ (0.67)           $ (0.75)
                                                        ==============     ============        =============       ============
Weighted average shares used in calculation of:
    Basic earnings per share                                   12,476           12,250               12,439              9,897
    Diluted earnings per share                                 12,476           13,218               12,439              9,897

The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                    Common              Common         Additional
                                                     Stock               Stock          Paid-In        Accumulated     Stockholders'
                                                    (Shares)            (Amount)        Capital        Deficit            Equity
                                                   ----------------    ----------      ----------     ------------      ---------
Balance at January 2, 1999                             12,359,148          $124         $86,575         $(33,064)          $53,635

Compensation expense in connection with
 acceleration of option vesting                                 -             -               4               -                  4
Issuance of shares of common stock upon
 exercise of stock options and purchases under
 the Employee Stock Purchase Plan                         154,885             1             361                -               362
Net loss                                                        -             -               -           (8,379)           (8,379)
                                                     -------------     ----------     -----------    -------------    -------------
Balance at October 2, 1999 (Restated)                  12,514,033          $125         $86,940         $(41,443)          $45,622
                                                     =============     ==========     ===========    =============    =============


         The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                            Three Quarters Ended
                                                                            October 2,       October 3
                                                                               1999             1998
                                                                            (Restated)
                                                                           -----------       ----------
Cash flows (used in) operating activities:
    Net loss                                                                   $(8,379)         $(7,425)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                             2,356            3,021
       Compensation expense in connection with acceleration of
          option vesting                                                             4              284
       Charge related to research collaboration                                      -             2202
       Accretion of interest on customer advance                                   139                -
    Changes in operating accounts:
       Trade receivables                                                        (5,013)          (3,207)
       Other receivables, net                                                     (121)             855
       Due to/from related parties                                                 264              (10)
       Inventory                                                                   (57)          (2,037)
       Prepaid expenses and other current assets                                   160             (394)
       Deferred revenue                                                              -            1,816
       Deferred costs                                                             (815)               -
       Accounts payable and accrued expenses                                     7,481            1,682
                                                                           -----------       ----------
Net cash used in operating activities                                           (3,982)          (3,213)
                                                                           -----------       ----------

Cash flows used in investing activities:
    Additions to property, plant and equipment                                  (6,524)          (2,496)
                                                                           -----------       ----------
Net cash used in investing activities                                           (6,524)          (2,496)
                                                                           -----------       ----------

Cash flows (used in) provided by financing activities:
    Proceeds from sale of common stock, net of
         issuance costs                                                              -           44,899
    Proceeds from issuance of common stock upon exercise
         of options                                                                362              195
    Principal repayment of long-term debt                                       (2,015)          (2,016)
    Principal repayment of capital lease obligations                              (934)            (704)
                                                                           -----------       ----------
Net cash (used in) provided by financing activities                             (2,587)          42,374
                                                                           -----------       ----------
Net (decrease) increase in cash and cash equivalents                           (13,093)          36,665

Cash and cash equivalents at beginning of year                                  35,265            5,250
                                                                           -----------       ----------
Cash and cash equivalents at end of period                                     $22,172          $31,915
                                                                           ===========       ==========

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

3.       Inventory

         Inventory consists of the following (in thousands):

                                                  October 2,          January 2,
                                                        1999                1999
                                                 ------------      --------------
                      Work in process                 $1,359              $1,382
                      Supplies                         1,211               1,130
                                                 ------------      --------------
                                                      $2,570              $2,512
                                                 ============      ==============

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

6.       American National Red Cross Sales Incentive Program

         During the quarter ended October 2, 1999, the ARC announced a one-year plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the ARC announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the ARC and to reduce ARC inventory levels, the Company has offered an incentive program under which the ARC can earn a rebate for units of PLAS+SD shipped by ARC to end customers subsequent to October 1, 1999. This rebate is to be applied against purchases if certain pricing milestones are achieved. The program has a one-year period and encompasses an agreement with the ARC to defer by one year the first scheduled repayment under the $3,000,000 advance from the ARC. Based on ARC's projected sales during the one year period of the incentive plan, the Company has estimated and recorded a charge of $4.5 million for the projected costs of the incentives. This charge against net revenue has been reflected as a restatement of the Company's results for the quarter and three-quarters ended October 2, 1999 increasing the Company's net loss by $4.5 million in both periods.

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

On July 28, 1999, the Company announced that it had signed an Agreement and Plan of Merger and Reorganization pursuant to which Pentose Pharmaceuticals, Inc., a privately held company developing viral inactivation products, would be merged with and into the Company. The agreement, which is subject to shareholder approval by the shareholders of both companies and the satisfaction of other closing conditions, is structured as an all stock transaction under terms of which Pentose shareholders will own 34% of the outstanding shares of the combined company. The transaction is valued at approximately $41 million, based on the closing price of the Company's common stock on July 27, 1999, and will be treated as a purchase for accounting purposes. Accordingly, $34 million of the transaction value will be written off as in-process research and development costs. The Company has recorded a $2.3 million restructuring charge for severance and other integration-related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions for the quarter ended October 2, 1999 in anticipation of the merger. The merger is expected to be completed on or about November 12, 1999, although the Company cannot assure that all of the closing conditions will be satisfied and the transaction will close within that time frame. Pentose is developing a proprietary viral inactivation technology, called Inactine compounds, that in preclinical studies have inactivated all classes of viruses known to infect blood - both enveloped and non-enveloped viruses - in a highly selective manner. Pentose's most advanced Inactine development program is for use in red blood cells. The Company has submitted and received approval for an Investigational New Drug (IND) application for this program and expects to begin clinical trials within the next three months. Inactines also have applicability for viral inactivation of plasma and platelets.

V.I .Technologies reported a net loss of $5.8 million for the third quarter ended October 2, 1999 as restated, including one-time costs of $2.3 million related to the restructuring of research and development, and its accumulated deficit to that date was $41.4 million. Operating results will vary from period to period and, accordingly, the results for the quarter and three quarters ended October 2, 1999 may not necessarily be indicative of results to be expected in future periods. The significant risk factors that affect the Company are described in its annual report on Form 10-K for the year ended January 2, 1999.

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

          During the quarter ended October 2, 1999, the ARC announced a one year plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the ARC announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the ARC and to reduce ARC inventory levels, the Company has offered an incentive program under which the ARC can earn a rebate on units of PLAS+SD shipped by ARC to end customers subsequent to October 1, 1999. This rebate will be applied against purchases if certain pricing milestones are achieved. The incentive program has a one-year period and encompasses an agreement with the ARC to defer by one year the first scheduled repayment under the $3,000,000 advance from the ARC. Based on ARC's projected sales during the one year period of the incentive plan, the Company has estimated and recorded a charge of $4.5 million for the projected costs of the incentives. This charge against net revenue has been reflected as a restatement of the Company's results for the quarter and three-quarters ended October 2, 1999 increasing the Company's net loss by $4.5 million in both periods.

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


Results of Operations

Net revenue

Net revenue was $6.0 million for the quarter compared to $11.7 million in last year's third quarter. The decrease from quarter to quarter resulted from reduced PLAS+SD volumes from the ARC in accordance with the October 1, 1998 amended ARC Distribution Agreement, and the recording of $4.5 million for the cost of the ARC sales incentive program initiated in the quarter ended October 2, 1999. For the three quarters ended October 2, 1999, net revenue increased to $26.5 million from $23.7 million for the same period last year. The increase for the three quarters was primarily due to the initiation of sales of PLAS+SD, which was approved by the FDA in May 1998. Sales of plasma fractions were also higher for the quarter and year-to-date, as a result of increased processing volume and higher unit pricing in accordance with the Company's processing agreement with Bayer. The increases in PLAS+SD and plasma fractions revenues was offset in part by the recognition of the $4.5 million charge for the ARC sales incentive program.

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

As a percentage of revenue, cost of sales was 60% and 57%, respectively, for the quarter and three quarters ended October 2, 1999, excluding the ARC sales incentive of $4.5 million. This was a significant improvement from the comparative 1998 periods of 7% and 19%, respectively, as sales of PLAS+SD did not commence until the Company received marketing approval from the FDA in May 1998. In addition, the Company continued to strengthen both its plasma fractionation and PLAS+SD manufacturing processes, resulting in improved margins from the previous quarter. The increase in the percentage of cost of sales in the third quarter of 1999 compared to the three quarters ended October 2, 1999 is attributable to the annual shut down which occurred in July 1999.

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

Liquidity and Capital Resources

The Company has historically financed its operations primarily through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition to these financing methods, the Company generates cash from revenues derived under its Processing Agreement with Bayer Corporation and the sale of PLAS+SD to the ARC. The Company also receives research and development funding, under a collaboration agreement from U.S. Surgical, for the direct costs associated with clinical and regulatory activities for the development of its fibrin sealant and from Pall Corporation, as part of a cost sharing agreement, in connection with the research collaboration described previously. At October 2, 1999, the Company had working capital of $17.5 million, including cash and cash equivalents of $22.2 million, compared to working capital of $33.1 million, including cash and cash equivalents of $35.3 million, at January 2, 1999.

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



                                       V.I. TECHNOLOGIES, INC.
                                       ------------------------------------
                                       (Registrant)



Date:  February 18, 2000               /s/ John R. Barr
---------------------------            ------------------------------------
                                       John R. Barr
                                       President, Chief Executive Officer



Date:  February 18, 2000               /s/ Thomas T. Higgins
---------------------------            ------------------------------------
                                       Thomas T. Higgins
                                       Executive Vice President, Operations
                                       and Chief Financial Officer