Form 10-K
period 2000-01-01
V I TECHNOLOGIES INC
filed 2000-03-31
CIK 1040017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                    155 Duryea Road, Melville, New York 11747
                    -----------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (631) 752-7314

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.01 par value
                          ----------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on March 21, 2000 as reported on the NASDAQ National Market, was approximately $160,342,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                   19,734,396
       (Number of shares of common stock outstanding as of March 21, 2000)

                      DOCUMENTS INCORPORATED BY REFERENCE:

               Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy
           Statement for the 2000 Annual Meeting of Stockholders (the
          Definitive Proxy Statement), to be filed with the SEC within
           120 days of January 1, 2000, are incorporated by reference into Part III of this Report.

                                      INDEX

PART I
           Item 1.      Business
                         The Company                                                    1
                         Background                                                     2
                         The Blood Components Marker                                    2
                         The Plasma Derivatives Market                                  3
                         Challenges Facing the Blood Products Market                    3
                         Risks of Viral Infection from Blood Transfusions               4
                         Approaches to Safety of the Blood Supply                       4
                         Products and Product Development                               5
                         Red Blood Cell Concentrates                                    6
                         Transfusion Plasma                                             8
                         Plasma Derivatives                                             9
                         Viral Inactivation Technology Platform                         9
                         Strategic Collaborations                                      10
                         Manufacturing and Supply                                      12
                         Sales, Marketing and Distribution                             12
                         Patents, Licenses and Proprietary Rights                      13
                         Competition                                                   15
                         Government Regulation                                         14
                         Health Care Reimbursement                                     16
                         Research and Development                                      17
                         Environment Regulation; Use of Hazardous Substances           17
                         Customers                                                     17
                         Employees                                                     17

           Item 2.      Properties                                                     17

           Item 3.      Legal Proceedings                                              18

           Item 4.      Submission of Matters to a Vote of Security Holders            18

           Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters                                            19

           Item 6.      Selected Financial Data                                        20

           Item 7       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                            22

           Item 7A.     Quantitative and Qualitative Disclosures About Market
                        Risk                                                           30

           Item 8.      Financial Statements and Supplementary Data                    30

           Item 9.      Changes and Disagreements with Accountants on
                        Accounting and Financial Disclosure                            30

PART III
           Item 10.     Directors and Executive Officers of the Registrant             31

           Item 11.     Executive Compensation                                         31

           Item 12.     Security Ownership of Certain Beneficial Owners and
                        Management                                                     31

           Item 13.     Certain Relationships and Related Transactions                 31

Part IV
           Item 14.     Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                                    32

           Signatures                                                                  35

                                    PART I

Item 1. BUSINESS

The Company

      V.I. Technologies, Inc. ("the Company" and "Vitex(TM)", a trademark and tradename of V.I. Technologies, Inc.) is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. VITEX was incorporated in Delaware in December 1992. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

      The Company's mission is to achieve the global availability of the safest blood products using its proprietary pathogen viral inactivation systems. To achieve this objective, VITEX intends to:

      (1)   exploit its leading portfolio of pathogen inactivation technologies;

      (2) develop, through partnerships, the worldwide infrastructure to manufacture and distribute the safest blood products; and

      (3) internally fund its research and development program through sales of its existing commercial products, thereby leveraging the manufacturing infrastructure already in place.

The Company has several important pathogen inactivated blood product candidates under development. These include:

o Red Blood Cell Concentrate (RBCC) System - The Company's INACTINE(TM) technology was approved by the FDA to commence clinical trials as a viral inactivation system for RBCC's, the most frequently transfused blood product. The INACTINE technology was acquired by VITEX through its merger with Pentose Pharmaceuticals, Inc. in November 1999. In pre-clinical studies, INACTINE have demonstrated a broad spectrum of viral inactivation, including both enveloped and non-enveloped viruses, while having no effect on the therapeutic properties of the RBCC. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE treated-RBCC: a marketing and distribution agreement with Pall Corporation, and a contract development and manufacturing agreement with Haemonetics Corporation.

o Universal PLAS+SD - Universal PLAS+SD is the next generation of PLAS+SD, the Company's virally inactivated transfusion plasma. Universal PLAS+SD provides the advantages of PLAS+SD; the first pharmaceutical grade virally inactivated blood product approved by the FDA, with an additional safety enhancement. "Universal" PLAS+SD, as its name implies, is expected to be safely transfused to any patient without the need to march donor and recipient blood type. Universal PLAS+SD has the added benefit of simplifying blood bank logistics and reducing the community and hospital blood bank inventory costs. Universal plasma is the first product to use the Company's affinity chromatography technology. VITEX received approval in the first quarter of 2000 to initiate a Phase III pivotal clinical trial. VITEX already has in place a distribution agreement for PLAS+SD with the American National Red Cross (Red Cross), an organization responsible for distributing 45% of the U.S. blood supply. Under that agreement, the Red Cross has a right of first offer to distribute the product when it is approved by the FDA.

o Universal PLAS+SD II - Universal PLAS+SD II is intended to improve upon Universal PLAS+SD by adding additional methods of viral inactivation to inactivate both enveloped and non-enveloped viruses. The Company intends to file an IND in late 2000 or early 2001 to initiate a clinical trial for this product.

o Platelet Concentrates - The Company has a development program in the pre-clinical stage to commercialize INACTINE-treated platelet concentrates. This product would deliver the broad spectrum of viral inactivation while preserving the critical therapeutic function of platelets. The Company hopes to file an ND to commence a human clinical trial of INACTINE-treated platelets in late 2000 or early 2001.

The Company currently manufactures two human therapeutic products:

o PLAS+(R)SD - The Company has entered into a collaboration agreement with the Red Cross whereby the Red Cross is the exclusive distributor of VITEX's PLAS+SD in North America. PLAS+SD, the first of VITEX's virally inactivated products, received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD began in June 1998.

o VITEX Plasma Fractions - The Company supplies Plasma Fractions primarily to Bayer Corporation ("Bayer") under a collaboration arrangement. The Company utilizes a combination of fractionation procedures to separate and purify the protein components of plasma. The plasma fractions are further processed by its customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications.

      On November 12, 1999, the Company completed the merger with Pentose Pharmaceuticals, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. The transaction was valued at $38.8 million. Under the terms of the merger. 6,443,731 shares of common stock of VITEX were issued in exchange for all of the outstanding Pentose common and preferred stock resulting in the former shareholders of Pentose owning approximately 34% of the outstanding common stock of VITEX.

      Pentose's principal business involves the development for commercialization of novel antiviral products for medical use based on innovative application, of nucleic acid chemistry. Pentose has developed the INACTINE technology platform for the inactivation of viral pathogens in blood components for transfusion plasma derivatives and biopharmaceuticals.

Background

      Whole blood contains important therapeutic components, including red blood cells, platelets and plasma. Each of these components can be transfused directly into patients. Plasma may also be fractionated into plasma fractions, which in turn can be purified into protein products, referred to as plasma derivatives. The worldwide blood products market is comprised of the blood components market and the plasma derivatives market, as illustrated by the following diagram:

                                 ---------------
                                   Therapeutic

                                      Blood

                                    Products
                                 ---------------

                 -----------------------------------------------

          --------------                                 ---------------
               Blood                                         Plasma
            Components                                     Derivatives
          --------------                                 ---------------

   --------------------------                     --------------------------

-------  -----------  -------------           ----------  ----------  ----------
  Red
 Blood    Platelets    Transfusion              Albumin    Clotting     Immune-
 Cells                   Plasma                             Factors    globulins
-------  -----------  -------------           ----------  ----------  ----------

The Blood Components Market

      Blood Components. Each of the components of blood serves specific functions. Red blood cells, which transport oxygen and carbon dioxide throughout the body, are frequently administered to patients who have anemia, trauma, surgical bleeding or generic disorders and account for the majority of transfusions. Platelets, which initiate blood clotting and facilitate the repair of damaged blood vessels, are often used to treat cancer patients following chemotherapy and patients who lose large volumes of blood as a result of trauma or during surgery. Plasma is the liquid part of the blood that contains a large number of proteins, several of which have important therapeutic applications, including mediating and controlling blood clotting, providing immune protection, and treating several rare and life-threatening diseases such as thrombotic thrombocytopenic purpura ("TTP"). White blood cells, an additional component of blood, are comprised of many different types of cells that form part of the body's immune system and are active in wound repair. White blood cells are rarely transfused because of the potential for an adverse immune response by the recipient.

      Collection and Processing. The processors in the blood components market collect and process whole blood from donors at either mobile or fixed collection sites. Approximately 35 million whole blood donations occur in North America, Western Europe and Japan annually. In the United States, approximately 45% of donated blood is collected by the Red Cross, another 45% is collected by independent community blood centers and the remaining 10% is collected by hospitals. Whole blood is usually separated by blood banks into red blood cells, platelets and plasma to optimize transfusion therapy and to efficiently allocate the limited available blood supply. These blood components are then distributed by blood collection centers to hospitals for storage and subsequent transfusion. Red blood cells and platelets each have a very short shelf life, of 42 and 5 days, respectively. Plasma can be frozen and stored for up to one year in the form of fresh frozen plasma ("FFP") after being collected.

      Transfusions. The Company projects that approximately 30% to 40% of all people in the United States will receive a transfusion at some point in their lives. Transfusions containing one or more blood components are often required to treat diseases or disorders and to replace blood loss resulting from trauma or during surgery. In the United States, over 12 million units of red blood cells are transfused annually, while annual platelet and plasma transfusions account for approximately 8.0 million units and 2.8 million units, respectively. The average unit price paid by hospitals for red blood cells, platelets and plasma is estimated to be approximately $85, $50 and $50, respectively, and varies depending on geographic and other factors.

The Plasma Derivatives Market

      Plasma Derivatives. Plasma contains a large number of proteins, several of which are well characterized and have FDA-approved therapeutic applications. These proteins are separated and purified into plasma derivatives through a combination of fractionation procedures and modern chromatographic techniques.

      Collection and Processing. Approximately 80% of plasma used for fractionation in North America is collected from paid donors by plasmapheresis - the removal of blood plasma from the body by the withdrawal of blood, its separation into plasma and blood cells and the reintroduction of the blood cells into the body. After plasma is collected from donors, it is frozen and shipped to large processing facilities where fractionators purity, virally inactivate, sterile till and package protein products. Plasma derivatives are then sold to hospitals where they are administered to patients. Four plasma fractionators, Bayer. Aventis Behring, Alpha Therapeutics, and Baxter Corporation, currently account for almost 50% of the worldwide plasma derivatives market. These plasma fractionators are currently operating at or near manufacturing capacity. The large capital costs involved in establishing fractionation capacity and the regulatory approvals necessary to manufacture and sell fractionated products may tend to restrict the entry of new participants into the market.

      Applications. Plasma derivatives have widespread therapeutic applications. Albumin is frequently used as a volume expander to treat high volume blood loss, which occurs during surgical procedures. Factor VIII and Factor IX concentrates are routinely administered to patients with hemophilia. Immunoglobulins, including formulations for intravenous administration, have been embraced for the prevention and treatment of viral infections in immuno-compromised patients and in treating certain autoimmune disorders. The market for plasma derivatives delivered to hospitals in 1998 was approximately $1.5 billion in the United States and over $5.0 billion worldwide.

Challenges Facing the Blood Products Market

      The use of plasma and plasma derivatives has increased dramatically in the United States over the past two decades. In its July 1998 issue, the periodical "Transfusion" reported that fresh frozen plasma usage increased by over 16% between 1992 and 1994. While plasma and its derivatives represent a valuable and lifesaving resource, these products have transmitted infectious agents to recipients, most notably HIV, HBV and HCV. The viral safety of transfused blood products relies on the dual safeguards of careful donor screening and rigorous viral testing of donations.

      Safety of the Blood Supply. Despite the many benefits that blood products provide, and recent improvements in testing and processing of blood, concerns remain over the presence of viruses, bacteria and parasites in donated blood. Viruses such as HBV, HCV, HIV, cytomegalovirus ("CMV") and human T-cell lymphotropic virus ("HTLV") can present life-threatening risks. In addition, bacteria and many other agents can transmit disease during transfusion, including the bacteria which can cause sepsis or other systemic infections which can result in serious illness or even death. The parasites that cause malaria and Chagas' disease may also be transmitted by transfusions.

      The risk of transmission of any of these pathogens from an infected donor is compounded by a number of factors, including: dividing a unit of infected blood into its components which may expose several patients to the pathogen; deriving therapeutic quantities of blood components from typically two so eight donor units, any one of which may contain pathogens; and administering frequent transfusions to certain patient populations, such as patients with cancer, suppressed immune systems, congenital anemia and kidney and liver disorders, resulting in a heightened risk of infection due to multiple transfusions. The following table Illustrates the current risks of exposure to the major, identified pathogenic viruses in transfused blood.

Risks of Viral Infection from Blood Transfusions

                                        Average                   Multiple
                                Single Transfusion (1)        Transfusions (2)
                                  (Avg: 8-10 donors)            (100 donors)
        Virus

        HBV                            1:12,600                    1:630
        HCV                            1:20,600                    1:1,030
        HIV                            1:98,600                    1:4,930
        HTLV (I&II)                    1:128,200                   1:6,410
        Aggregate Risk                 1:6,800                     1:340

(1) Such as patients who have had surgery or trauma. (Note-University of Maryland data presented at Cambridge Healthtech Institute's Sixth Annual Blood Product Safety Conference in February 2000 had the average number of units of red cells at 6.5).

(2) Such as patients who have cancer, liver disease and sickle cell anemia.

      Emerging and unidentified pathogens also present a threat to the blood supply, illustrated by the recent history of HIV contamination. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially available to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with HIV, including approximately 70% of patients with severe hemophilia. In addition, approximately 4 million Americans are infected with HCV. Eighty-five percent of those infected develop chronic liver disease and approximately 10-20% develop cirrhosis of the liver. Of these 4 million people, more than one million have received potentially HCV infected blood or blood products. Moreover, most tests to detect viruses are antibody tests, which detect an immune response to the virus, rather than the virus itself. As a result, these tests fail to detect viruses when performed during the "infectivity window" early in the course of an infection before antibodies appear in detectable quantities.

      Product Consistency. Unlike pharmaceutical products, blood components vary in their consistency, creating uncertainty as to proper dosing. This occurs as a result of the variability of component concentrations among donors; the impracticality of selecting donors with the optimal blood component profile; and the imprecision in the processes for collecting and separating red blood cells, platelets and plasma. Large plasma fractionators achieve high consistency by processing plasma from multiple donors in a single batch and through processing under controlled conditions.

      Blood Product Shortages. Maintaining adequate supplies of safe blood products is an increasing challenge for blood systems around the world. In general most blood centers rely on non-remunerated or "volunteer" donors to donate blood components for transfusion. Multiple factors are thought by experts to contribute to these imbalances between supply and demand. Changing demographics and a more mobile society with fewer direct and lasting ties to their community are factors that may limit supply. More rigorous screening and more stringent donor selection criteria exclude formerly eligible donors. On the other hand, demand for blood products is increasing as the population ages and sophisticated surgeries become routine in many communities. Blood centers are rethinking donor-recruiting strategies. In the U.S. the FDA plans to publish a guidance document in mid-2000 with recommendations for ensuring adequate supplies of blood products. Pathogen inactivation systems offer the potential to expand the number of safe, eligible donors by adding an additional layer of safety to screening systems currently in place.

Approaches to the Safety of the Blood Supply

      There are several approaches to improving blood safety currently available and under development, including the following:

      Screening. The screening of blood and blood components for known pathogens is universally accepted. However, there are many reasons why screening cannot ensure a safe blood supply, including the following:

      o     failure of tests during the infectivity window;

      o limitations of test sensitivity where tests cannot detect a small quantity of virus or antibody;

      o limitations of test specificity where tests fail to detect certain viral variants;

      o the presence of new viruses that have not been identified and for which no test exists;

      o     the presence of identified viruses for which no test is available;
            and

      o human errors and accidents. For example, recent data presented at an U.S. Health and Human Services meeting in January 2000 estimated the risk of a patient receiving the wrong blood type at 1 in 37,000.

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

        Blood Substitutes or Temporary Oxygen Carriers. Several companies are developing synthetic blood substitutes. However, blood substitutes may be less effective in certain indications than the blood components they are intended to replace, and may be missing important blood factors, including those utilized for blood cloning, immune surveillance and wound healing.

      Viral Inactivation. Viral inactivation has been used successfully for plasma derivatives worldwide since the mid-1980's and for the treatment of transfusion plasma in Europe since the early 1990's. Viral inactivation has the potential to inactivate both known and unknown viruses. Viral inactivation for cellular blood components, such as red blood cells and platelets, is still under development.

Products and Product Development

      The Company has developed and is further developing a comprehensive portfolio of blood products and systems using its proprietary viral inactivation technologies. In addition to SD technology, which inactivates lipid-enveloped viruses in protein solutions, the Company is developing several other viral inactivation technologies. These include INACTINE compounds to inactivate both enveloped and non-enveloped viruses in red blood cell concentrates, platelets, and plasma. INACTINE technology was acquired In 1999 through the Company's merger with Pentose. Other technologies under development include an irradiation technology that uses short wavelength ultraviolet light ("UVC") to inactivate both enveloped and non-enveloped viruses in protein solutions and affinity chromatography technology in which ligands are used to develop specific bonds to targeted proteins for the removal of viruses and other pathogens. The following table identifies VITEX's principal product candidates and product development programs:

-----------------------------------------------------------------------------------------------------------
                                    Viral
                     VITEX      Inactivation        Therapeutic                            Development
   Market           Product      Technology         Indication          Collaborator         Status
-----------------------------------------------------------------------------------------------------------
 Red Blood Cell   VITEX RBCC      INACTINE          Treatment for       Pall             Phase I clinical
 Concentrates                                       anemia and                           trials underway
                                                    genetic
                                                    disorders
-----------------------------------------------------------------------------------------------------------
 Transfusion      PLAS+SD         SD                Controlling         Red Cross        PLA and ELA
 Plasma                                             bleeding                             approved by FDA
                                                                                         on May 6, 1998.
                                                                                         Commercialization
                                                                                         commenced in June
                                                                                         1998

                  Universal       SD; Affinity      Controlling         Red Cross (2)    Phase III clinical
                  PLAS+SD         Chromatography    bleeding with                        trials to commence
                                                    no need for                          Q1/Q2 2000; BLA
                                                    blood typing                         filing anticipated Q4
                                                                                         2000

                  Universal       SD; Affinity      Controlling         Red Cross (2)    Pre-clinical; IND
                  PLAS+SD II      Chromatography    bleeding, with                       filing anticipated
                                  UVC; INACTINE     no need for                          late 2000. early
                                                    blood typing;                        2001
                                                    inactivation of
                                                    lipid and non-
                                                    lipid enveloped
                                                    viruses.
-----------------------------------------------------------------------------------------------------------
 Platelets        VITEX           INACTINE          Controlling         Pall             Research and
                  Platelets                         bleeding                             development
-----------------------------------------------------------------------------------------------------------
 Plasma           VITEX Plasma    SD (1);           Expanding           Bayer            Commercialization
 Derivatives      fractions       INACTINE          blood volume,                        commenced
                                                    treating                             November 1995
                                                    infections and
                                                    diseases
-----------------------------------------------------------------------------------------------------------

(1) SD technology is used by VITEX's customers under non-exclusive licenses from the New York Blood Center (the "NYBC") to virally inactivate certain plasma derivatives manufactured from fractions supplied to them by VITEX.

(2) The Red Cross has a right of first offer to distribute this product.

Red Blood Cell Concentrates

      The Company intends to commercialize viral inactivation for red cells. The viral inactivation compound used with red cells is the INACTINE technology that the Company acquired upon completion of the merger with Pentose in November of 1999. in pre-clinical studies the INACTINE technology has been shown to inactivate all classes of virus known to contaminate blood-derived products while preserving such products' key therapeutic properties. The INACTINE technology was cleared by the FDA in September of 1999 to enter a Phase I clinical trial.

      Red Blood Cell Market It is estimated that there are over 35 million red cell units transfused annually in the United States, Western Europe and Japan. The current market for red blood cell concentrates is estimated to exceed $3.0 billion. The Company also estimates that the potential market for the viral inactivation of red blood cells exceeds $2 billion annually. In the United States alone red blood cell concentrate transfusions exceed 12 million annually with an estimated market value exceeding $1 billion. The red blood cell concentrate market is served by the Red Cross and by more than 100 independent blood centers in the United States. By contrast in most Western European countries and Japan there is a single organization responsible for the collection and distribution of red blood cell concentrates.

      The majority of blood product transfusions involve red blood cells. Red blood cells deliver oxygen and remove carbon dioxide from tissues. Red blood cells are used in the care of patients with trauma, anemia and certain genetic disorders.

      Importance of Red Blood Cell Viral Inactivation. When asked about the importance of red cells, blood bankers are often quoted as saying "red cells drive the system." The blood banker is referring to the fundamental importance of the red blood cell in the collection, manufacturing and distribution of blood products. As the most frequently transfused blood product, every unit of whole blood collected must yield a unit of red cells. When people refer to "blood shortages" they are invariably referring to demand and supply imbalances for red blood cells. Blood bankers therefore develop donor recruiting, manufacturing and distribution strategies with the primary objective of maintaining adequate supplies of red cells. The other two blood products, platelets and transfusion plasma, are important but, nonetheless, viewed as byproducts of the process to collect red blood cells.

      The Company believes that developing and commercializing a red blood cell viral inactivation technology such as INACTINES is critical to establishing a leadership position in blood product viral inactivation. The Company further believes that having the first product approval for a red blood cell viral inactivation system will create a significant competitive advantage for the Company. Red blood cell viral inactivation, to paraphrase the blood banker, will "drive the system for viral inactivation" of all blood products for the following reasons:

      o a red blood cell viral inactivation technology will create a powerful incentive for blood bankers to make the investment in modifying their manufacturing systems for viral inactivation;

      o a red blood cell system will create stronger public pressure to rapidly adopt these technologies to improve the safety of the blood supply;

      o a red blood cell system could lead to regulatory mandates for virally inactivated red cells in certain countries;

      o a red blood cell system could help alleviate shortages by allowing some donors currently ineligible to donate based on FDA guidelines to once again safely donate due to the added layer of safety provided by the viral inactivation treatment; and

      o a red blood cell system would establish viral inactivation as a standard of care for not only red cells but for platelets and transfusion plasma as well.

      INACTINE Technology. INACTINE products are low molecular weight compounds that selectively bind and irreversibly modify nucleic acids, including both DNA and RNA. They inactivate viruses while sparing proteins and cells that have critical therapeutic value. INACTINE compounds have been demonstrated in pre-clinical studies to inactivate a broad spectrum of viruses, both enveloped and non-enveloped viruses. INACTINEs have also been shown in pre-clinical studies to have bactericidal properties against certain bacteria known to infect red blood cell concentrates. INACTINEs can be cost effectively manufactured and integrated into a delivery system that can effectively work with virtually any red blood cell bag and collection system.

      Regulatory Status. An IND was submitted to the FDA in August 1999 for INACTINE-treated red blood cells. The Phase I clinical trial was initiated in November 1999. The Company expects the clinical trial to be completed in midyear of 2000. The Company further expects to receive approval before the end of 2000 to advance to the next stage of clinical trials. Based on preliminary discussions with the FDA prior to submitting the ND and the results of the Phase I trial, the Company believes that approval might be for a combined Phase II/III or pivotal trial for the INACTINE-treated red cells. The Company plans to initiate formal discussions with the FDA on the next phase of the clinical trial in the second quarter of 2000.

      Commercialization. VITEX has made significant progress in developing the technology and infrastructure to successfully manufacture and distribute a red blood cell inactivation system worldwide. In February of 1998, the Company entered into a collaboration agreement with Pall Corporation ("Pall") for the development and distribution of red blood cell viral inactivation systems. Pall is the leading provider of white cell removal filters for use with red blood cells and platelets worldwide. White cell removal, also referred to as leukoreduction, is becoming a standard of care fur safe blood products worldwide. Pall possesses the manufacturing and distribution infrastructure worldwide of a company with over $1 billion in annual sales.

      In January of 2000, the Company signed a collaboration agreement with Haemonetics Corporation. Haemonetics is a leader in the field of automated blood collection systems worldwide. Under this agreement, Haemonetics will act as a contract developer and manufacturer of the removal system used in the INACTINE treatment of the red blood cells. After completion of the viral inactivation step, Haemonetics technology will be used to remove any residual INACTINE in an automated fashion from the red blood cell concentrate prior to preparation for storage and eventual transfusion in the patient. Over the next 12-18 months, the Company will be working to put in place additional collaborations to ensure the successful regulatory approval and distribution in all major blood systems around the world.

Transfusion Plasma

      PLAS+SD. The Company successfully commercialized and gained approval from the FDA for the first virally inactivated blood component in the U.S., PLAS+SD, which serves as a virally inactivated substitute to FFP. This was approved for marketing by the FDA on May 6, 1998. While virally inactivated plasma fractions have been commercially available since 1985, PLAS+SD is the only virally inactivated blood component, as opposed to virally inactivated plasma fraction, marketed in the United States. PLAS+SD is transfusion plasma treated with the SD viral inactivation process to virtually eliminate the transmission of HIV, HBV, HCV and other lipid-enveloped viruses, which present the most significant viral risks from blood transfusions. Its labeled uses are the same as those for FFP and include the treatment of certain coagulation factor deficits and thrombotic thrombocytopenic purpura, a disease characterized in part by a low platelet count. VITEX holds an exclusive license in North America and a non-exclusive license in the rest of the world, excluding Europe, from the NYBC to apply the proprietary SD process to the viral inactivation of plasma. The SD viral inactivation process used for PLAS+SD achieves rapid and complete viral killing of lipid-enveloped viruses transmitted by transfusion, while preserving the normal functional performance characteristics expected from FFP. Since PLAS+SD is a pooled product, it offers the advantages of relatively uniform composition from lot to lot (FFP is much more variable in its coagulation factor content) and the obvious advantages of pharmaceutical grade manufacturing techniques.

      Under an agreement with the Red Cross, the Red Cross acts as the exclusive distributor of PLAS+SD in North America, provided that the Red Cross purchases from VITEX certain stated minimum quantities of PLAS+SD. See "Strategic Collaborations - American National Red Cross" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      Transfusion Plasma Market. FFP is the component of blood used primarily in the treatment of certain coagulation factor deficits. FFP is a source of all blood clotting factors except platelets and is used to control bleeding in patients who require clotting factors, such as patients undergoing surgical transplant or other extensive medical procedures and patients with chronic liver disease or certain genetic clotting factor deficiencies. The production of FFP in 1995 is estimated to have been 2.8 million units in North America, 2.7 million units in Western Europe and 5.2 million units in Japan. The average unit-selling price for FFP in North America is currently estimated by VITEX to be $50-$55. The FFP market is currently served by the Red Cross and by more than 100 independent blood centers in the United States.

      Regulatory Status. The Company received marketing approval for PLAS+SD from the FDA on May 6, 1998, and began commercialization of the product in June 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." On June 16, 1999, VITEX received approval to market PLAS+SD in Canada. The SD viral inactivation process does not inactivate non-enveloped viruses. Two such non-enveloped viruses that have been reported to be transmitted by blood products include HAV and human parvovirus B-19. During April 1999, in connection with PLAS+SD Phase IV safety studies, VITEX observed several seroconversions to parvovirus B-19 in healthy volunteers who received PLAS+SD from production lots which were round to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B-19 associated with these seroconversions, on April 16, 1999, VITEX initiated a voluntary recall of lots of PLAS+SD that were found to contain heightened levels of parvovirus B-19 DNA. See "Risk Factors that May Affect Future Market" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." PLAS+SD is screened for HAV. In addition, VITEX has developed a process to screen untreated plasma for parvovirus B-19 prior to commencing the manufacturing process. This screening uses an experimental, highly sensitive Polymerase Chain Reaction ("PCR") test in order to ensure that this virus is below specified laboratory levels. VITEX has completed formal validation of this screening technique and applied to the FDA for a parvovirus B-19 label claim with approval expected in 2000.

      Universal PLAS+SD. Universal PLAS+SD is a product under development by VITEX which, in addition to having the same characteristics and benefits as PLAS+SD, would eliminate the need for matching donor and recipient blood types. Universal PLAS+SD is prepared using patented technology, exclusively licensed from the NYBC, and developed and refined by the Company which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. VITEX has established the feasibility of this approach and has completed pre-clinical studies. The Company is commencing pivotal clinical trials in the first quarter of 2000.

      Universal PLAS+SD II. Universal PLAS+SD II is also under development and will add additional methods of viral inactivation to Universal PLAS+SD. The Company is evaluating alternative technologies for use in this product, including UVC and INACTINE compounds, which are intended to inactivate known non-enveloped viruses and may offer added protection against other non-enveloped viruses that might contaminate the blood supply in the future. The Company is completing feasibility studies and plans to file for approval to initiate human clinical trials after FDA approval in late 2000 or in the first quarter of 2001.

Plasma Derivatives

      VITEX Plasma Fractions. The Company is currently producing and selling commercial quantities of its Plasma Fractions, principally to Bayer, one of the four major providers of plasma derivatives worldwide. Bayer purifies and produces virally inactivated fractions using SD technology and packages these plasma fractions as final plasma derivatives products. VITEX's strategy has been to be a supplier to, rather than a competitor of, these plasma fractionators. VITEX's Processing Agreement with Bayer is structured as a multi-year "take-or-pay" supply agreement.

      Plasma Derivatives Market. The principal products derived from plasma are albumin, Factor VIII and Factor IX and Immunoglobulins. The market for plasma derivatives was estimated to be approximately $1.5 billion in the United Slates and over $5.0 billion worldwide in 1998. The Company believes that worldwide demand for plasma derivatives is increasing at a rate of 10-20% annually, due primarily to an aging population requiring more medical care, the discovery of new clinical applications for existing products derived from plasma, and the development of new products. While the demand for plasma derivatives is increasing, each of the four major fractionators, Bayer, Aventis Behring, Alpha Therapeutics and Baxter, have been unable to provide adequate supplies to meet the increasing demand. In some cases this has been due to regulatory actions by the FDA limiting production and in other cases due to the complexity and expense of adding new capacity. Because of the substantial capital expenditures and time associated with the construction, validation and licensing of fractionation facilities, the Company believes that demand for its fractionation capacity will remain high for the foreseeable future. The Company has expanded intermediate processing capacity twice in the last two years increasing capacity by 35% in total over that period. The Company is currently exploring strategies to cost effectively further expand capacity.

      The Company has a development and contract manufacturing agreement for fibrin sealant with Tyco/U.S. Surgical Corporation. Fibrin sealants are used in surgical procedures to augment or replace sutures or staples for wound closure. The product consists of two proteins, fibrinogen and thrombin purified from human plasma.

      The markets for fibrin sealant are relatively crowded with many significant competitors. In general the products are not significantly differentiated in terms of price and performance and compete with a variety of technologies that hope to address some portion of the wound closure market. The VITEX/Tyco product is currently in Phase III clinical trials. The Company is not devoting a significant amount of resources to commercializing this product and does not expect the product to have a material effect on sales and earnings.

Viral Inactivation Technology Platform

      The Company's products and product development candidates are based on a portfolio of technologies, which are designed to be used either individually or in combination. The Company continues to make substantial investments in research and development to enhance the value of its technology platform and has filed several patent applications as a result of these activities. The technologies being developed by VITEX are described below:

      INACTINE Technology. INACTINE technology has been shown to inactivate all classes of virus known to contaminate blood-derived products while preserving such product's key therapeutic properties. The technology is being applied to red blood cell concentrates and platelets and may also prove effective in viral inactivation of transfusion plasma and of products manufactured from plasma such as immunoglobulins and coagulation factors.

      INACTINEs are low molecular weight compounds that selectively bind and irreversibly modify nucleic acids, including both DNA and RNA. Thus, they inactivate viruses while sparing proteins and cells that have critical therapeutic value. INACTINE compounds have been demonstrated in pre-clinical studies to inactivate a broad spectrum of viruses, including both enveloped and non-enveloped viruses.

      The Solvent/Detergent ("SD") Technology. Most pathogenic viruses found in blood, including HBV, HCV and HIV are protected by a lipid shell or envelope. The SD process involves the addition of a chemical solvent (a di- or trialkyl phosphate) and a detergent, which serves to enhance the contact between solvent and virus, into pools of plasma or plasma fractions, which dissolves the lipid shell of the virus, after which the virus can no longer bind to and infect cells. The process is completed by removing the SD reagents, typically by extraction with vegetable oil and hydrophobic chromatography, and sterile filtering to remove bacteria, parasites, blood leukocytes and leukocyte debris. In September 1998, the FDA's Blood Products Advisory Committee recommended leukoreduction of blood components. At a second meeting in December of 1999, the FDA indicated that within 6 months the agency would publish a recommendation on a timeline for mandatory leukoreduction of all blood components. That timeline could be from one to three years.

      The SD process was first applied to plasma derivatives in 1985 for use in patients with hemophilia. This process has become the most widely used method for the inactivation of lipid enveloped viruses around the world and currently is used, under license from the NYBC, by more than 50 plasma fractionators. Since 1985, it is estimated that more than 15 million doses of SD-treated Factors VIII and DC, and a total of over 35 million doses of all SD-treated products, have been administered without a single reported case of HBV, HCV or HIV transmission. Experience has demonstrated that plasma for transfusion, when treated with the SD process, retains blood protein structure and function with minimal loss of essential protein components and can be implemented cost-effectively.

      Ultraviolet C Light ("UVC") Technology. VITEX's proprietary short wavelength ultraviolet light irradiation technology has been shown to inactivate both enveloped and non-enveloped viruses in protein solutions. Viral inactivation occurs because viral nucleic acids are modified directly when they absorb ultraviolet light energy. Specificity results from differential absorption of UVC by nucleic acids and proteins and the much larger target size presented by nucleic acids.

      The Company's research and development effort includes the development of an irradiator which controls UVC intensity and provides a fluid path for the plasma or plasma derivative being treated.

      Affinity Chromatography Technology. Affinity chromatography is a separation technique for isolating proteins from complex mixtures such as plasma. The method exploits the unique interaction of one molecule with a second, complementary binding molecule ("ligand"). The ligand is coupled to an insoluble material called a matrix and poured into a column. The complex mixture, such as plasma, is poured through the column and the targeted molecule binds to the immobilized ligand. The purified mixture pours out of the column. This chromatographic method leaves coagulation factors and other therapeutic proteins unchanged. This technology is used to produce the VITEX universal plasma in which proteins that determine blood type are removed from the plasma. VITEX research efforts are targeting prion and virus removal as two potential applications of this technology.

Strategic Collaborations

      The Company believes that it can efficiently accelerate the commercialization of its products by collaborating with sales, marketing, distribution and technology partners. The Company has entered into collaborations with Bayer, the Red Cross, and Pall, for development, licensing and marketing of VITEX's products and systems. The Company may seek to establish additional collaborations with partners. The terms of VITEX's strategic collaborations are described below:

      Bayer Corporation. In February 1995, the Company entered into an Agreement for Custom Processing (the "Processing Agreement") with Bayer, one of the largest processors of blood plasma, to supply VITEX Plasma Fractions to Bayer. This Processing Agreement was amended several times, most recently in January 2000 to, among other things, extend the term through 2003 and increase the volume of plasma fractionated under this agreement through 2003. During the period from January 4, 2000 through the remainder of the term in December 2003, the contract provides for revenues to the Company of approximately $22 million per annum, subject to VITEX meeting certain performance obligations. The Company received $18.5 million in revenue from Bayer during the year ended January 1, 2000. Under the agreement, Bayer is obligated to provide VITEX with a specified quantity of plasma annually during the term of the agreement and VITEX is obligated to return plasma fractions to Bayer within certain specified periods. The agreement is structured as a take-or-pay arrangement under which Bayer is obligated to pay the Company a fixed fee per liter of fractionated plasma whether or not Bayer fulfills its obligation to supply plasma to VITEX. Certain of the plasma fractions supplied to Bayer are virally inactivated by Bayer using the SD technology licensed to Bayer by the NYBC. In the event that VITEX does not provide fractions as required under the agreement, or upon the occurrence of other events of default, Bayer has certain rights to take over and operate the fractionation portion of VITEX's production facility. As security for the performance of the Company's obligations under the Bayer agreement, VITEX granted Bayer a mortgage on VITEX's manufacturing facility, which Bayer has subordinated to a subsequent mortgage granted by VITEX to The Chase Manhattan Bank, and a security interest in substantially all of the personal property of VITEX that is necessary or useful to the processing and fractionation of Bayer supplied plasma. The Company may terminate the agreement upon written notice of a material breach of the agreement and failure to cure by Bayer. Bayer may terminate the agreement in certain circumstances including a material breach of the agreement and failure to cure by VITEX and an event of default under VITEX's credit agreement with its institutional lender.

      American National Red Cross. In December 1997. The Company entered into a supply, manufacturing and distribution agreement with the Red Cross (the "Red Cross Distribution Agreement") over a term of 57 months, for the Red Cross to become the exclusive distributor of the Company's PLAS+SD in North America. A key objective of that agreement was to use PLAS+SD as a catalyst to firmly establish viral inactivation of blood components as an emerging standard of care. The Red Cross is the largest collector, manufacturer and distributor of blood components in the U.S. and has 38 regional centers around the country distributing more than 45% of the U.S. blood supply. The American Red Cross has made a significant commitment to viral inactivation technologies and the Company hopes to use the PLAS+SD agreement to establish the American Red Cross as a long term customer of all VITEX viral inactivation technologies. Under the agreement, the Red Cross, which is the largest supplier of transfusion plasma to hospitals in the United States, providing about 45% of the transfusion plasma used annually, is required to purchase stated minimum quantities of PLAS+SD. The Company may either terminate the agreement in its entirety or convert the exclusive rights of the Red Cross to non-exclusive rights if the stated minimum purchase requirements are not met. In addition, the Distribution Agreement requires the Red Cross to achieve certain end-user sales levels. Failure to achieve these end-user sales levels could result in the termination of the Distribution Agreement by either the Red Cross or the Company. Although the current sales by the Red Cross are below the levels required under the Agreement with VITEX, the parties intend to continue operating under the Distribution Agreement.

      Once the Red Cross places its annual purchase order with VITEX, it is obligated to supply VITEX with a sufficient quantity of plasma to enable the Company to fulfill the order. The Red Cross must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. The Red Cross must purchase all of its virally inactivated plasma from the Company unless an FDA approved product has been independently shown to be safer than PLAS+SD. The Company, in turn, is obligated to offer any excess capacity that it has to produce PLAS+SD above the stated minimum purchase requirements to the Red Cross before selling PLAS+SD to any other party. Partially in response to slower than expected market acceptance, effective October 1, 1998, the Red Cross Agreement was amended to, among other things, reduce the Red Cross's minimum annual purchase order commitment, provide higher pricing during periods of lower volume purchases, and commit increased marketing spending by both VITEX and the Red Cross. Under the amended agreement, the Red Cross is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price of the Red Cross exceeds a stated amount. Anticipated revenue under the amended agreement is approximately $50 million during the two-year period ending September 30, 2000. VITEX recorded revenue of $23.2 million during fiscal 1999 under the original and amended agreements. Also, the Company accrued a charge of $4.5 million against revenue in the third quarter of fiscal 1999 representing the estimated cost of a sales incentive program designed to support the Red Cross plan to convert its system to PLAS+SD and to reduce the Red Cross inventory levels. The Company has granted to the Red Cross a right of first offer to acquire exclusive distribution rights to any subsequent generation of virally inactivated transfusion plasma products that are developed during the term of the agreement. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 30, 2000. VITEX's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force. Additionally, a joint marketing committee will coordinate all marketing activities for PLAS+SD. The exclusive distribution agreement between VITEX and the Red Cross provides that the Red Cross will use its best efforts to ensure availability of VITEX's virally inactivated transfusion plasma products to all potential customers, including Red Cross blood centers and non-Red Cross blood centers. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Under a previous collaboration agreement, the Red Cross had made a total of $3.0 million non-interest bearing, unsecured advances to VITEX's predecessor to be used to fund improvements to the manufacturing facility. The loan repayment schedule as modified, requires repayment of 30% of the loan balance on the third anniversary date of the approval of the PLAS+SD PLA and 15% of the balance on each of the following two years, with the balance of the loan payable on the sixth anniversary of the PLAS+SD PLA. Each of VITEX and the Red Cross has the right to terminate the agreement upon written notice in certain circumstances, including a material breach of the agreement which is not cured by the other party.

      Pall Corporation. In February 1998, VITEX and Pall entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing VITEX's viral inactivation technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood components. Under the Pall Agreements. Pall receives exclusive worldwide distribution rights to any system incorporating any VITEX viral inactivation technology for red blood cells and platelets. The parties have also agreed to share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. The agreement called for up to $26 million in equity investments tied to financing and development milestones. The first milestone occurred with the execution of the agreement in which Pall acquired 477,042 shares of the Company's common stock for $4.0 million, or $8.39 per share. The second milestone was the successful completion of the VITEX initial public offering in June of 1998. At that time, Pall acquired $5 million of VITEX's common stock in a private placement, which closed contemporaneously with, and at the same price, terms, and conditions as VITEX's initial public offering. The Company reached the third milestone on December 6, 1999 and, accordingly, Pall invested $3 million for approximately 539,000 shares of the Company's common stock. Pursuant to the Pall Agreements, certain existing stockholders of VITEX have agreed to vote their shares to elect to the Board of Directors of VITEX a nominee designated by Pall. Certain of the Pall Agreements may be terminated in certain circumstances including an event of default by either party. In connection with the transition of Dr. Bernard Horowitz's status from employee to consultant of VITEX, Pall has the right to terminate the Pall Agreements within a one-year period ending in October 2000.

Manufacturing and Supply

      The Company currently produces all of its Plasma Fractions and PLAS+SD in its 92,000 square foot facility. In May 1998, the FDA approved VITEX's PLA for the manufacture of PLAS+SD at VITEX's manufacturing facility. The existing manufacturing facility has sufficient capacity to meet the current minimum purchase requirements for PLAS+SD under its agreement with the Red Cross. VITEX is currently utilizing all of its existing fractionating plasma capacity. Due to an industry-wide shortage of fractionation capacity, the Company expanded its fractionation capacity by 15% in the third quarter of 1999. The Company is collaborating with Pall in the development of red blood cell concentrate viral inactivation systems and is evaluating various alternatives including contracting with third parties for the manufacture of systems to support the red blood viral inactivation commercialization efforts.

      VITEX's manufacturing processes are subject to extensive regulation by the FDA, including the FDA's current Good Manufacturing Practice ("cGMP") requirements. Failure to comply with such requirements would materially impair VITEX's ability to maintain commercial-scale production of its plasma fractions and PLAS+SD or achieve and maintain commercial-scale production of any future products. If VITEX is unable to achieve full scale production capability for any product, acceptance by the market of such product would be impaired and any such impairment in market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company purchases certain key components for the manufacture of its products from a limited number of outside suppliers and intends to continue purchasing components from outside suppliers for its future products. VITEX currently obtains from a single supplier the customized bags for the packaging of its PLAS+SD product. However, VITEX has entered into an agreement with an additional supplier fur the provision of such bags. Establishing or utilizing additional or replacement suppliers for any such components, if required, may not be accomplished quickly and could involve significant additional costs. Any failure by VITEX to obtain any component used to manufacture its products from alternative suppliers, if required, could limit VITEX's ability to manufacture its products and could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require the Company to seek approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that VITEX would receive any such regulatory approvals. Any such delay would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Sales, Marketing and Distribution

      As referred to in "Strategic Collaborations," VITEX has entered into agreements with Bayer, the Red Cross and Pall, for the development, licensing and marketing of VITEX's products and systems. In 1999, VITEX established its own national sales force to support the efforts of the Red Cross by increasing product awareness and accelerating market penetration. The Company may seek to establish additional collaborations in other areas of strategic focus.

      In December 1997, and as subsequently amended effective October 1998, the Company contracted with the Red Cross for the Red Cross to become the exclusive distributor of the Company's PLAS+SD in North America. VITEX and the Red Cross have each committed to spend certain minimums for marketing PLAS+SD in 2000. Additionally, a joint marketing committee will coordinate all marketing activities for PLAS+SD. Under the terms of the Pall Agreements, Pall agreed to, among other things, collaborate on the development and marketing of systems employing VITEX's viral inactivation technologies fur RBCC and platelets. Under the Pall Agreements, among other things, Pall receives exclusive worldwide distribution rights to any systems incorporating any VITEX viral inactivation technology.

      The Company believes that marker acceptance of its products and systems will depend, in part, on its ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of its products and systems, as well as the ability of blood centers and hospitals to obtain adequate reimbursement for such products. The Company believes that market acceptance of its products and systems will also depend upon the extent to which physicians, patients and health care payers perceive that the benefits of using its products and systems justify the additional costs and processing requirements. There can be no assurance that VITEX's products and systems will gain any significant degree of market acceptance among blood centers, physicians, patients and health care payers, even if clinical trials demonstrate safety, efficacy, necessary regulatory approvals and health care reimbursement approvals are obtained.

There can be no assurance that the Company's strategic collaborators will market its products successfully or that any third-party collaboration will be on terms favorable to VITEX. If a collaborator with VITEX does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company's collaborators will be successful in gaining market acceptance for any products that the Company may develop and a failure to do so would result in a material adverse affect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents, Licenses and Proprietary Rights

      The Company's success depends in part on its ability to maintain licensed patent rights, obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. The Company believes that the protection of its proprietary technologies may create competitive barriers to entry into the viral inactivation market. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement

      In connection with its spin-off from the NYBC, the Company became the licensee of a substantial portfolio of patents and patent applications held by the NYBC. The Company is a nonexclusive worldwide licensee under 12 issued United States patents which expire at various times from 2000 to 2009, 28 issued foreign counterpart patents and three pending foreign counterpart patent applications held by the NYBC for use of the SD process in treating plasma derivatives. The Company is a nonexclusive worldwide licensee under two issued United States patents which expire in 2010 and 2014, four pending United States patent applications, five issued foreign counterpart patents and 19 pending foreign counterpart patent applications held by the NYBC for use of UVC technology in treating plasma derivatives. VITEX is the exclusive licensee for the U.S., Canada and Mexico and a non-exclusive licensee outside of the United States, Canada, Mexico and Europe under 16 issued United States patents which expire at various times from 2000 to 2014, four pending United States patent applications. 19 issued foreign counterpart patents and 14 pending foreign counterpart patent applications held by the NYBC for use of the SD process and UVC technology in treating transfusion plasma products. VITEX is the exclusive worldwide licensee under 10 issued United States patents which expire in 2010 and 2014, five pending United States patent applications, five issued foreign counterpart patents and 28 pending foreign counterpart patent applications held by the NYBC for use of UVC technology in treating fibrin sealant, fibrinogen and thrombin products and for the manufacture and use of fibrin sealant, fibrinogen and thrombin and the nonexclusive worldwide licensee under 12 issued United States parents which expire at various times from 2000 to 2009, 28 issued foreign counterpart patents and three pending foreign counterpart patent applications held by the NYBC for use of the S/D process in treating fibrin sealant, fibrinogen and thrombin products. The rights referred to above are granted to VITEX by five license agreements between VITEX and the NYBC. The NYBC has the right to terminate any of these licenses if VITEX breaches the respective license and fails to cure such breach, fails to produce and market the relevant products within specified time frames or fails to conform to government regulations in the production of the relevant products. Effective February 16, 2000, the Company terminated the Exclusive License Agreement (#5) for Virally Inactivated Cellular Products. For exclusive licenses, the NYBC has the right to terminate the license if certain minimum payments and/or minimum royalties are not paid by VITEX. If any of the licenses between VITEX and the NYBC related to the SD process were terminated it could have an adverse effect upon VITEX's business, results of operations and financial condition. During the year ended January I, 2000 VITEX incurred royalty and milestone related expenses amounting to $1.7 million for use of technology licensed by the NYBC.

      The Company has filed several patents pertaining to affinity chromatography technology. During 1998, the Company filed a patent application directed at methods of prion detection. During the year ended January 1, 2000, a patent application was filed directed to methods for the removal of isoagglutinins from plasma to render the plasma suitable for infusion to recipients regardless of their blood type. A patent was filed directed at new methods for the screening of combinatorial libraries. This application also disclosed structures that could be used for the removal of pathogens.

      In connection with its acquisition of Pentose Pharmaceuticals, Inc., the Company acquired a substantial portfolio of patents and patent applications directed to methods for the inactivation of viruses by INACTINEs, and to related virus-inactivating reagents. This portfolio consists of one issued U.S. patent, which expires in 2016, one allowed U.S. patent application, 15 pending U.S. patent applications, one issued foreign counterpart patent, and 27 pending foreign patent applications.

      Proprietary rights relating to the Company's planned and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. There can be no assurance that any patents owned by, or licensed to, the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by, or licensed, to the Company will result in patents being issued. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States. The patent positions of biopharmaceutical companies involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's owned or licensed patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Because patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or its licensors were the first to make the inventions covered by each of its issued, licensed or pending patent applications or that it or its licensors were the first to file for protection of inventions set forth in such patent applications. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

Competition

      The Company's products and products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which the Company competes are characterized by rapid and significant technological changes. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations that may be competitors or potential competitors of VITEX have substantially greater financial and other resources than the Company and may have greater experience in conducting pre-clinical studies and clinical trials and obtaining regulatory approvals. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, or that might render the Company's technology and products obsolete. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability so use its technology or commercialize products that may be developed.

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

      In the area of viral inactivation of blood and blood components, several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with or reduce the market opportunity for PLAS+SD and the Company's viral inactivation products which are under development. Because the Company's SD process involves pooling plasma, there may be an increased risk of transmission of pathogens not inactivated by the process, as compared with processes, such as treatment with psoralens developed by the Cerus Corporation, which do not require pooling. The Company believes that the primary competitive factors in the market for viral inactivation systems will include the breadth and effectiveness of viral inactivation processes, compatibility of processes with cells and proteins, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The Company believes it competes favorably with respect so these factors, although there can be no assurance that it will be able to continue to do so. Any failure by the Company to compete effectively with these alternative products and technologies would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Government Regulation

      VITEX and its products are comprehensively regulated by the FDA and, in some instances, by state and local governments, and by foreign regulatory authorities. The FDA regulates drugs, medical devices and biologics under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern, among other things, the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market approval of such products.

      The PLA for the Company's Plasma Fractions was approved initially by the FDA in 1970 and amended from time to time thereafter. The first of VITEX's virally inactivated products, PLAS+SD, received marketing approval by the FDA on May 6, 1998. VITEX believes that its RBCC system incorporating INACTINE technology will be regulated as a medical device. However, despite the Company's expectations of how a given product will be regulated, it is possible that the FDA will decide to regulate any one or more of VITEX's products as biologics, as medical devices, as "combination products," including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices requiring separate approval or clearance. Whether the FDA regulates the Company's products as biologics or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Review will be principally responsible for regulating VITEX's products. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product Before a biologic may be marketed in the United States, the FDA must approve a BLA covering both the product and the facility. Prior to the FDA Modernization Act of 1997, the FDA had to approve a PLA for the product and an establishment license application ("ELA") for the facility at which the product is manufactured. Before a medical device may be marketed in the United States, the FDA must agree that the medical device is substantially equivalent to another device that was on the market prior to 1976 pursuant to a 510(k) notice or approve a pre-market application ("PMA") for the product. Before a combination product may be marketed in the United States, it must have an approved NDA, BLA (or PLA/ELA) or PMA, depending on which statutory authority the FDA elects to use.

      Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a drug, a biologic, a medical device or a combination product. The steps required before a drug, biologic or medical device may be approved for marketing in the United States pursuant to an NDA, BLA or PMA, respectively, generally include:

   o  pre-clinical laboratory and animal tests;

   o submission to the FDA of an investigational new drug exemption ("IND"), for drugs or biologics, or an investigational device exemption ("IDE"), for medical devices, for human clinical trials, which must become effective before such trials may begin.

   o  appropriate tests in humans to show the product's safety;

   o adequate and well-controlled human clinical trials to establish the product's efficacy for its intended indications;

   o  submission to the FDA of an NDA, BLA or PMA, as appropriate; and

   o FDA review of the NDA, BLA or PMA in order to determine, among other things, whether the product is safe and effective for its intended uses.

      In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless the facilities and the process used to manufacture the product comply with cGMP requirements.

      VITEX believes that, in deciding whether a viral inactivation system is safe and effective, the FDA is likely to take into account whether it adversely affects the therapeutic efficacy of treated blood components as compared to the therapeutic efficacy of blood components not treated with the system, and that the FDA will evaluate the system's safety and other risks against the benefits of using the system in a blood supply that has become safer in recent years.

      There can be no assurance that the clinical study design employed by VITEX to demonstrate safety and efficacy will ultimately be acceptable to the FDA. Moreover, even if the FDA considers the study design so be acceptable in principle, there can be no assurance that the FDA will find the data submitted sufficient to demonstrate safety and efficacy.

      Even if regulatory approval or clearance is granted, the FDA could significantly limit the indicated use for which a product could be marketed. The testing and review process requires substantial time, effort and financial resources, and is generally lengthy, expensive and uncertain. The approval process may be affected by a number of factors, including the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to obtain approval for the use of the product for additional indications. The FDA may also require post-marketing testing which can involve significant expense. Later discovery of previously unknown problems with a product may result in labeling changes and other restrictions on the product, including withdrawal of the product from the market. "See Management Discussion and Analysis of Financial Condition and Results of Operations-Overview." In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of the Company's planned products. There can be no assurance that any approval or clearance will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals or clearances, and any significant limitation on the approved indications for any product, could have a material adverse effect on the Company's business, financial condition and results of operations.

      A drug, biologic or medical device, its manufacturer, and the holder of the NDA, BLA (or PLA/ELA), PMA or 510(k) for a product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the preclinical and clinical trial process, during the review process or after the product is approved for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be delayed or suspended, the FDA's delay in approving or refusing to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties. For example, the holder of an NDA, BLA (or PLA/ELA), PMA or 510(k) is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promoting the product. Also, the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, and the product must continue to be manufactured in compliance with cGMP regulations after approval. Accordingly, manufacturers must continue to expend time, monies and efforts on regulatory compliance, including cGMP compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of the Company's product candidates under development or otherwise alter the applicable law or regulations. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any other third-party manufacturer of the Company's planned products will conform to cGMP requirements. On April 16, 1999, VITEX initiated a voluntary recall of certain lots of PLAS+SD.

      In addition to the regulatory requirements applicable to VITEX and its products, there are also regulatory requirements applicable to VITEX's prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with the Company's viral inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using the Company's products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems. The regulatory impact on potential customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. As the production volumes of PLAS+SD increase, the Company may be required to obtain a permit amendment from regulatory authorities to increase the associated volume of permitted discharge. Although VITEX has submitted an application to obtain this permit amendment and is actively pursuing it, there can be no assurance that such permit amendment will be obtained in a timely manner, if at all. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including certain hazardous chemicals, viruses and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Health Care Reimbursement

      The Company's ability to successfully commercialize its products is dependent in part on the extent to which appropriate levels of reimbursement for the Company's products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations such as managed care organizations ("MCOs"). Failure by doctors, hospitals and other users of the Company's products or systems to obtain appropriate levels of reimbursement could adversely affect the Company's ability to sell its products and systems. There are widespread public and private efforts to control health care costs, and it is unlikely that these efforts will be abandoned in the near future. Third-party payers are increasingly challenging the pricing of medical products and services. The trend toward managed care health in the U.S., the growth of MCOs and legislative proposals to reform health care and government insurance programs could significantly influence the purchase of medical products and services, resulting in lower prices and reduced demand for the Company's products. Such cost containment measures and health care reform could affect the Company's ability to sell its products, which the Company expects will cost more than corresponding blood products that are not virally inactivated, and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved medical products and services, including the Company's PLAS+SD product. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Research and Development

      The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. To this end, the Company relies on a combination of its own internal expertise and strategic alliances with its collaborators and other companies to enhance its research and development efforts. In addition to new product candidates generated by internal research and development activities, the Company actively monitors external research and development programs, such as those previously undertaken by Pentose relating to INACTINE, in search of complementary and advanced technology for potential acquisition or license arrangement. Research and development expense, which includes technology license fees paid to third parties, amounted to $7.0 million, $7.5 million, and $5.9 million for the years ended January 1, 2000, January 2, 1999 and December 31, 1997, respectively. Such amounts are net of collaborator reimbursement in the amount of $1.8 million. $2.3 million and $1.2 million for the years ended January 1, 2000, January 2, 1999 and December 31, 1997, respectively.

      The field of transfusion medicine and therapeutic use of blood products is characterized by rapid technological change. Product development involves a high degree of risk, and there can be no assurance that VITEX's product development efforts will result in any commercial success.

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

Customers

      The Company's revenues are derived from the sale of plasma fractions, principally to Bayer, and transfusion plasma to the Red Cross. During the year ended January 1, 2000, revenue from sales to Bayer and the Red Cross each amounted to 49% of total revenues. In the prior fiscal year ended January 2, 1999, revenues from sales to Bayer and the Red Cross comprised 43% and 48%, respectively.

Employees

      As of January 1, 2000, the Company had 285 employees, of whom 41 were engaged in research and development, 207 were engaged in manufacturing, 14 were engaged in sales and marketing and 23 were engaged in other activities. VITEX's competitive position in the blood products industry depends, in part, on its continued ability to recruit and retain qualified scientists, managerial and technical employees who are in considerable demand. There can be no assurance that VITEX will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. None of VITEX's employees is represented by a labor union and VITEX has never experienced a work stoppage, slowdown, or strike. VITEX considers its employee relations to be good.

Item 2. Properties

      The Company's primary executive offices and manufacturing facility are contained within a 92,000 square foot VITEX-owned building in Melville, New York. The Company has made, and is continuing to make, improvements to this facility to accommodate the Company's Plasma Fractions and PLAS+SD production requirements. VITEX currently leases 12,000 square feet of space in New York City and 5,400 square feet of space in Cambridge, Massachusetts to accommodate its research and development activities. These activities will be consolidated in a new, leased 37,000 square foot facility in Watertown, MA currently under renovation which will be ready for occupancy in the second quarter of 2000.

      VITEX believes that its current facilities, combined with anticipated additions and improvements currently under construction, are adequate for all present and foreseeable future uses.

Item 3. Legal Proceedings

      The Company is a parry to certain legal proceedings, which are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect upon its business, financial condition or results of operations.

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

      On March 23, 1998, VITEX received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Justice Department") as part of the Justice Department's investigation into possible antitrust violations in the sale, marketing and distribution of blood products. A CID is a formal request for information and a customary initial step of any Justice Department investigation. The Justice Department is permitted to issue a CID to anyone whom the Justice Department believes may have information relevant to an investigation. Therefore, the receipt of a CID does not mean that the recipient is the target of an investigation, nor does it presuppose that there is a probable cause to believe that a violation of the antitrust laws has occurred or that any formal complaint ultimately will be filed. During fiscal year 1999, the Company was notified through its attorneys that the Justice Department has concluded its investigation with no action and the file was officially closed.

      On August 27, 1998, the Appellate Division of the Supreme Court of New York awarded VITEX a summary judgment against its insurance carrier, reversing a lower court decision which denied the Company's previous claim for recovery of costs incurred in 1996 as a result of a plasma processing loss. VITEX had recorded a charge in 1996 to recognize reimbursement due to Bayer Corporation for the plasma loss ($4.1 million) and to write off processing costs ($1.0 million). The Company filed a claim with the insurer to recover these and related costs. On October 27, 1998, the insurance carrier filed a motion to appeal the decision of the Appellate Court. Such appeal was subsequently rejected. The insurance carrier took its appeal to the New York Court of Appeals which declined to hear the matter. The case was returned to the New York Supreme Court for assessment of damages. In December 1999, a negotiated settlement was reached with the insurance carrier under which the Company received a cash payment of 3.5 million.

Items 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 5, 1999, the Company held a special meeting. At the meeting, the following matters were approved by the Company's stockholders:

      (1) The approval and adoption of an Agreement and Plan of Merger and Reorganization, dated as of July 28, 1999, by and among VITEX, Pentose, and certain stockholders of Pentose, and the merger, including the issuance of up to 6,416,874 shares of VITEX common stock, or such greater number as was required in the event securities convertible into common stock of VITEX exercised prior to the closing of the merger. 9,227,138 shares of common stock were voted for approval and adoption, 105,888 shares were withheld/abstained and there were no broker non-votes.

      (2) Adoption of a 1999 Supplemental Stock Option Plan. 9,447,241 shares of common stock were voted for the approval adoption, 485,830 shares were withheld/abstained and there were no broker non-votes.

      (3) The amendment of VITEX's Certificate of Incorporation to increase the number of authorized shares of common stock. 9,778,711 shares of common stock were voted for approval and adoption, 154,360 shares were withheld/abstained and there were no broker non-votes.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The Company's common stock trades on The NASDAQ Stock Market under the symbol "VITX." The following table sets forth the reported high and low sale prices of the Company's common stock for each fiscal quarter during the period from June 11, 1998, the date of the Company's IPO, through January 1, 2000. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                       High            Low
                                                      -------        -------
June 11, 1998 - July 4, 1998                          $12-1/8        $10-1/2

July 5, 1998 - October 3, 1998                         17-5/8        4-17/32

October 4, 1998 - January 2, 1999                      11-5/8          3-1/8

January 3, 1999 - April 3, 1999                        12-1/8          7-1/4

April 4, 1999 - July 3, 1999                                9          4-3/8

July 4, 1999 - October 2, 1999                          6-7/8          3-6/8

October 3, 1999 - January 1, 2000                      7-1/16              4

      As of January 1,2000, the Company had approximately 47 shareholders of record.

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

      In December 1999, the Company sold 538,821 shares of common stock to Pall in exchange for $3,000,000. This transaction was exempt from registration under Regulation D, promulgated under the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                           1999 (1)(6)     1998(1)(3)(4)      1997 (1)      1996(1)(2)     1995(1)
                                                           -----------     -------------      --------      ----------     -------
Statement of Operations Data:
   Revenues:
       Product sales                                          $ 42,423          $ 33,755      $ 15,843       $ 14,899          438
       Less: ANRC Incentive Program                             (4,500)               --            --             --           --
       Licensing fee                                                --                --            --          3,000           --
                                                              --------          --------      --------       --------     --------
       Net revenues                                             37,923            33,755        15,843         17,899          438
   Costs and expenses:
       Cost of sales                                            24,742            23,860        16,326         10,588        7,024
       Research and development, net (5)                         6,966             7,507         5,912          4,367        2,777
       Selling, general and administrative                       9,372             6,951         4,353          2,478        1,330
       Charges relaxed to merger - R&D restructuring             2,208                --            --             --           --
                                 - In-Process R&D               32,998                --            --             --           --
       Charge related to product recall                          2,583                --            --             --           --
       Charge related to plasma loss                                --                --            --          4,100           --
       Charge related to research collaboration                     --             2,202            --             --           --
                                                              --------          --------      --------       --------     --------

         Total costs and expenses                               78,869            40,520        26,591         21,533       11,131
                                                              --------          --------      --------       --------     --------

   Loss from operations                                        (40,946)           (6,765)      (10,748)        (3,634)     (10,693)
   Settlement of insurance claim                                 3,500                --            --             --           --
   Interest income (expense), net                                   47              (279)         (952)          (491)        (146)
   Discount on customer advance, net                                70               644            --             --           --
                                                              --------          --------      --------       --------     --------
         Total other income (expense), net                       3,617               365          (952)          (491)        (146)
                                                              --------          --------      --------       --------     --------

   Net loss                                                   ($37,329)         ($ 6,400)     ($11,700)       ($4,125)    ($10,839)
                                                              ========          ========      ========       ========     ========

   Basic and diluted net loss per share                       ($  2.78)         ($  0.61)     ($  1.62)       ($ 0.84)    ($  3.64)

     Weighted average common shares used in
       computing basic and diluted net loss per share           13,405            10,454         7,241          4,897        2,982

                                                                  1999           1998(3)          1997           1996         1995
                                                                  ----           -------          ----           ----         ----
Balance Sheet Data:
   Cash and cash equivalents                                  $ 26,886          $ 35,264      $  5,250       $  4,752     $  3,310
   Working capital (deficit)                                    20,674            33,102        (2,775)        (4,314)      (1,594)
   Total assets                                                 78,098            75,225        38,167         37,626       23,242
   Long-term obligations, less current portion                   7,700            11,055        15,318         12,681        8,488
   Stockholders' equity                                         55,385            53,635        11,678          8,905        8,632

      (1) For presentation purposes, years ended January 1, 2000, January 2, 1999, December 31, 1997, December 31, 1996 and December 31, 1995 are presented as fiscal years 1999, 1998, 1997, 1996 and 1995, respectively.

      (2) During 1996, the Company entered into an exclusive distribution agreement with U.S. Surgical regarding VITEX Fibrin Sealant for a period of 15 years. The Company was paid a non-refundable fee of $3 million for such exclusivity (see Note 12 to the financial statements). The Company also agreed to pay damages of $4.1 million to compensate Bayer for its loss of plasma caused by an equipment malfunction which occurred while the Company was processing plasma for Bayer (see Note 12 to the financial statements).

      (3) For fiscal year 1998, the Company completed an IPO of 3,325,000 shares of the Company's common stock at a price of $12.00 per share, raising net proceeds of $35.9 million (see Note 9 to financial statements). In conjunction with the collaboration agreement between the Company and Pall, Pall acquired $9 million of the Company's common stock in two private placements, the second of which closed contemporaneously with, and at the same price terms and conditions as the IPO. The Company recorded a charge to operations of $2.2 million representing the difference between the purchase price paid by Pall and the estimated fair value of the common stock on the date of purchase (see Note 12 to the financial statements).

      (4) In May 1998, the Company received FDA approval of PLAS+SD and commenced product sale to the Red Cross in June 1998 (see Note 12 to the financial statements).

      (5) Research and development is net of collaborator reimbursement in the amounts of $1.8 million, $2.3 million and $1.2 million for fiscal years 1999, 1991, 1997 and 1996, respectively. Included in such collaborator reimbursement is amounts received from related parties in the amounts of $0.8 million, $0.1 million and $0.7 million for the years ended January 2, 1999 and December 31, 1997 and 1996. Cost of sales includes royalties and materials used in the production of PLAS+SD which were paid or owed to related parties in the amounts of $1.7 million, $2.3 million, $0.8 million and $0.8 million for fiscal years 1999, 1998, 1997 and 1996, respectively.

      (6) During 1999, the Company recorded $4.5 million incentive sales credit for fiscal year 1999 (see Note 12 to the financial statements). The Company negotiated a settlement with the insurance carrier related to the 1996 plasma loss under which the Company received a cash payment of $3.5 million. In connection with the merger with Pentose, the Company recorded a $33 million write off of in-process research and development (see Note 3 to the financial statements). Additionally, in anticipation of the merger, the Company recorded a research and development charge for $2.3 million for severance and other integrational related expense. The Company recorded a one-time charge of $2.6 million for the voluntary recall of lots of PLAS+SD (see Note 13 to the financial statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      V.I. Technologies, Inc. ("VITEX" and "the Company") is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

      The Company's mission is to achieve the global availability of the safest blood products using its proprietary pathogen viral inactivation systems. To achieve this objective, VITEX intends to:

      (1)   exploit its leading portfolio of pathogen inactivation technologies;
      (2) develop, through partnerships, the worldwide infrastructure to manufacture and distribute the safest blood products; and
      (3) internally fund its research and development program through sales of its existing commercial products, thereby leveraging the manufacturing infrastructure already in place.

The Company has several important pathogen inactivated blood product candidates under development. These include:

o Red Blood Cell Concentrate (RBCC) Systems. The Company's INACTINE technology was approved by the FDA to commence clinical trials as a viral inactivation system for RBCC's, the most frequently transfused blood product. The INACTINE technology was acquired by VITEX through its merger with Pentose in November 1999. In pre-clinical studies, INACTINE have demonstrated a broad spectrum of viral inactivation, including both enveloped and non-enveloped viruses, while having no effect on the therapeutic properties of the RBCC. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE treated-RBCC: a marketing and distribution agreement with Pall, and a contract development and manufacturing agreement with Haemonetics Corporation.

o Universal PLAS+SD - Universal PLAS+SD is the next generation of PLAS+SD, the Company's virally inactivated transfusion plasma. Universal PLAS+SD provides the advantages of PLAS+SD; the first pharmaceutical grade virally inactivated blood product approved by the FDA, with an additional safety enhancement. "Universal" PLAS+SD as its name implies is expected to be safely transfused to any patient without the need to match donor and recipient blood type. Universal PLAS+SD has the added benefit of simplifying blood bank logistics and reducing the community and hospital blood bank inventory costs. Universal plasma is the first product to use the Company's affinity chromatography technology. VITEX received approval in the first quarter of 2000 to initiate a Phase III pivotal clinical trial. VITEX already has in place a distribution agreement for PLAS+SD with the American National Red Cross (Red Cross), an organization responsible for distributing 45% of the U.S. blood supply. Under that agreement, the Red Cross has a right of first offer to distribute the product when it is approved by the FDA.

o Universal PLAS+SD II - Universal PLAS+SD II is intended to improve upon Universal PLAS+SD by adding additional methods of viral inactivation to inactivate both enveloped and non-enveloped viruses. The Company intends to file an IND in late 2000 or early 2001 to initiate a clinical trial for this product.

o Platelet Concentrates - The Company has a development program in the pre-clinical stage to commercialize INACTINE-treated platelet concentrates. This product would deliver the broad spectrum of viral inactivation while preserving the critical therapeutic function of platelets. The Company hopes to file an IND to commence a human clinical trial of INACTINE-treated platelets in late 2000 or early 2001.

The Company currently manufactures two human therapeutic products:

o PLAS+SD - The Company has entered into a collaboration agreement with the Red Cross whereby the Red Cross is the exclusive distributor of VITEX's PLAS+SD in North America. PLAS+SD, the first of VITEX's virally inactivated products, received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD began in June 1998.

o VITEX Plasma Fractions. The Company supplies Plasma Fractions primarily to Bayer Corporation ("Bayer") under a collaboration arrangement. The Company utilizes a combination of fractionation procedures to separate and purify the protein components of plasma. The plasma fractions are further processed by its customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications.

      On November 12, 1999, the Company completed the merger with Pentose, a Delaware Corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. The transaction was valued at $38.8 million. Under the terms of the merger, 6,443,731 shares of common stock of VITEX were issued in exchange for all of the outstanding Pentose common and preferred stock resulting in the former shareholders of Pentose owning approximately 34% of the outstanding common stock of VITEX.

      Pentose's principal business involves the development for commercialization of novel antiviral products for medical use based on innovative applications of nucleic acid chemistry. Pentose has developed the INACTINE technology platform for the inactivation of viral pathogens in blood components for transfusion plasma derivatives and biopharmaceuticals.

Results of Operations

Fiscal Year 1999 as Compared to Fiscal Year 1998

Revenue

      Revenues increased 26%, or $8.6 million, to $42.4 million for fiscal year 1999 compared to $33.8 million for fiscal year 1998. The increase was primarily due to expanded capacity of 15% for fractionation, which was completed in the fourth quarter of 1999 and a 28% increase in volume of PLAS+SD which reflects a full year of operations for fiscal 1999. PLAS+SD was licensed for sale by the FDA in May 1998. The Company anticipates revenues generated from fractionation will grow in fiscal year 2000 as the expanded capacity is used during the entire annual period.

      During 1999, the Red Cross announced a plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the Red Cross announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the Red Cross and to reduce Red Cross inventory levels, the Company offered certain incentives which principally consists of a program under which the Red Cross can earn a rebate for units of PLAS+SD shipped by Red Cross to end customers subsequent to October 1, 1999. Based on Red Cross' projected sales during the one-year period of the incentive plan, the Company has estimated and recorded a charge of $4.5 million for the projected costs of the incentives. After taking into account the $4.5 million sales incentive, the Company's net revenues increased 12% or $4.2 million to $37.9 million for fiscal year 1999 compared to $33.8 million for fiscal year 1998.

Cost of Sales

      Cost of sales was $24.7 million or 58% of revenues for fiscal year 1999 compared to $23.9 million or 71% of revenues for fiscal year 1998. This provided gross margins of 42% and 29% for fiscal years 1999 and 1998, respectively. The improvement to gross margin of 45% or $7.8 million reflects the expansion in fractionation capacity and a full year of production of PLAS+SD as previously discussed.

      Fiscal 1999 gross margins were adversely affected by the implementation of Polymerase Chain Reaction (PCR) testing for parvovirus B-19. In response to the product recall discussed below, the Company adopted PCR testing on all production lots from the second quarter of the year. The approximate cost of this testing in fiscal 1999 was $1.6 million. The Company is commissioning an in-house PCR laboratory built at a cost of $1.5 million which should significantly decrease the testing cost in the future.

Research and Development

      Research and development costs decreased $0.5 million for fiscal year 1999 to $7.0 million, compared to $7.5 million for fiscal year 1998. The decrease in research and development costs was attributable to the timing of the restructuring of the research and development area in July 1999 and the Pentose merger in November 1999. In July 1999, in connection with the merger with Pentose, the Company reduced the scale of its research and development operation and its spending levels as described below. The Pentose merger was completed in November 1999, resulting in a 4-month period of reduced spending. The Company anticipates research and development spending to increase significantly during fiscal year 2000 as INACTINES progress through clinical trials and the Company continues the development of other viral inactivation technologies.

Selling General and Administrative Expenses

      Selling, general and administrative expenses increased $2.4 million for fiscal year 1999 compared to $9.4 million, compared to $7.0 million for fiscal year 1998. The increase is principally due to the Company's commitment to develop a national sales force starting in December 1998 to support the Red Cross in promoting product awareness and accelerating market penetration of PLAS+SD. The Company anticipates a similar level of spending in fiscal year 2000.

Charges Related to Pentose Merger

      The Company recorded restructuring costs of approximately $2.2 million for expenses related to the integration of its research and development activities with those of Pentose. These costs covered a reduction in staffing levels and the elimination of duplicate facilities.

      The Pentose merger was accounted for as a purchase transaction valued at $38.8 million and, accordingly, assets and liabilities were recorded at their fair values. In-process research and development acquired in the transaction in the approximate amount of $33 million was recorded as a charge against operations.

Charge Related to Product Recall

      In fiscal year 1999, the Company executed a voluntary recall of lots of PLAS+SD that were found to contain heightened levels of parvovirus B-19. A charge in the amount of $2.6 million was recorded to cover the write-off of inventory lots, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distribution of PLAS+SD, the Red Cross. As mentioned above, PCR testing for parvovirus B-19 was subsequently adopted in production to ensure that the presence of this virus is below specified laboratory levels. The Company has completed formal validation of the testing technique and has applied to the FDA for a parvovirus B-19 label claim with approval expected in 2000.

Settlement of Insurance Claim

      The Company successfully resolved a dispute with its insurer, Vigilant Insurance Company, over a 1996 claim that resulted from a malfunction in the Company's manufacturing equipment. In December 1999, a negotiated settlement was reached with the insurance carrier under which the Company received a cash payment of $3.5 million.

Net Interest Expense / Income

      The Company earned net interest income of $0.1 million for fiscal year 1999 compared to net interest income of $0.3 million for fiscal year 1998. The change reflects a reduction of interest earned as a result of reduced cash balances. In addition, the Company recorded a non-cash gain of $0.6 million relating to the discounting of the $3 million non-interest bearing advance from the Red Cross.

Fiscal Year 1998 as Compared to Fiscal Year 1997

Revenue

      Revenue increased $18 million for fiscal year 1998, to $33.8 million compared to $15.8 million during fiscal 1998. The increase was primarily due to sales of PLAS+SD which received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD began in June 1998. Also contributing to the increase in revenue was an increase in sales of plasma fractions as a result of higher processing volume, partially offset by a decrease in unit pricing in accordance with the Company's processing agreement with Bayer.

Cost of Sales

      Cost of sales increased $7.6 million for fiscal year 1998 to $23.9 million, compared to $16.3 million during fiscal 1997. The increase was primarily due to processing and start-up costs related to the production of PLAS+SD.

      Product gross margin was approximately 29.3% for fiscal year 1998. This was a significant improvement from fiscal 1997, which did not contain revenue from the sale of PLAS+SD. As a result of manufacturing cost reductions, product yield improvements and higher pricing negotiated under the amended collaboration agreement with the Red Cross, product gross margin was approximately 40.8% during the fourth quarter of fiscal 1998.

Research and Development

      Research and development costs increased $1.6 million for fiscal year 1998 to $7.5 million, compared to $5.9 million during fiscal 1997. The increase in research and development costs was primarily due to the expanded activities in the Company's red blood cell program, advanced stage development spending for its fibrin sealant program and additional new product research activities. Research and development costs are recorded net of collaborator reimbursement which amounted to $2.3 and $1.2 million for fiscal years 1998 and 1997, respectively.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $2.6 million for fiscal year 1998 to $7 million, compared to $4.4 million during fiscal 1997. The increase was principally due to administrative costs associated with the hiring of new personnel, including the national sales force which was hired in December 1998, marketing costs associated with PLAS+SD, legal expenses associated with collaborator agreements and a response to a Civil Investigative Demand from the U.S. Department of Justice. The Company and the Red Cross each committed to spend certain minimum amounts for marketing PLAS+SD during the two-year period ending September 30,2000. The Company's spending commitment was satisfied by the costs of its sales force.

Charge Related to Research Collaboration

      For fiscal year 1998, the Company recorded a charge of $2.2 million in connection with its research collaboration with Pall. The charge occurred in connection with an equity investment in the Company made by Pall under the collaboration agreement and reflects the difference between the amount paid for the shares issued to Pall and the fair market value of the common stock at that date.

Net Interest Expense

      For fiscal years 1998 and 1997, the Company incurred net interest expense of $0.3 million and $1.0 million, respectively, reflecting the levels of debt outstanding during such periods, offset by interest earned on cash balances, including the proceeds from the Company's initial public offering. During the quarter ended January 2, 1999, the Company recorded a non-cash gain of $0.6 million relating to the discounting of the $3 million non-interest-bearing advance from the Red Cross. The advance was discounted upon finalization of the repayment terms contained in the amended Red Cross agreement.

Liquidity and Capital Resources

      The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the sale of VITEX Plasma Fractions which are sold primarily to Bayer and PLAS+SD which is sold to the Red Cross. The Company also receives research and development funding under a collaboration agreement with Pall.

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

      On November 12, 1999, the Company completed the merger with Pentose, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. The transaction was valued at $38.8 million. Under the terms of the merger, 6,443,731 shares of common stock of VITEX were issued in exchange for all of the outstanding Pentose common and preferred stock. Following the exchange, former shareholders of Pentose owned approximately 34% of the outstanding common stock of VITEX. A total of approximately 500,000 shares of the Company's common stock are issuable to option-holders and warrant-holders of Pentose upon exercise of options and warrants assumed in the merger.

      On December 6, 1999, the Company reached a performance milestone under its collaboration agreement with Pall Corporation. As required under the agreement, Pall invested $3 million for approximately 539,000 shares of the Company's common stock priced at market.

      At fiscal year end 1999, the Company had working capital of $20.7 million, including cash and cash equivalents of $26.9 million, in comparison with working capital of $33.1 million for fiscal year end 1998. The decrease in cash balances of $8.4 million was primarily due to the Company's investment in property, plant and equipment and repayment of long-term debt and capital lease obligations, offset partially by cash generated from operations and the proceeds from issuance of common stock to Pall. The primary objectives for the Company's investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

      In order to maintain its exclusive marketing and distribution rights for PLAS+SD, the Red Cross is required to purchase stated minimum quantities amounting to approximately $50 million during the two-year period ending September 30, 2000. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 30, 2000. The Company's spending commitment is largely satisfied by the cost of its sales force established in December 1998 to support the Red Cross in promoting product awareness and accelerating market penetration.

      Under its collaboration with Pall, the Company and Pall have agreed to equally share research, development, clinical and regulatory costs. Profits will be shared equally after each party is reimbursed for its cost of goods. The agreements provide that Pall will purchase up to $17.0 million of VITEX common stock in installments tied to the achievement of specified development milestones. As mentioned above, the third milestone was reached in December 1999 and Pall's remaining commitment stands at $14 million. These equity investments are made at the prevailing market price.

      Under the Company's license agreements with the NYBC, the Company is required to pay aggregate minimum royalties of $1.5 million in 1999, $2.2 million in 2000, $2.4 million in 2001 and $2.8 million in each year thereafter in order to maintain its exclusive licenses. The Company is also required to make specified payments to the NYBC to maintain its exclusive licenses if the Company does not meet certain research and development milestones.

      In December 1997, the Company entered into a credit agreement with a bank providing for a term loan in the principal amount of $10.8 million. The proceeds under this term loan were used to repay the outstanding balance of existing term loans aggregating $10.5 million. This loan bears interest at the Company's option at LIBOR plus 2.75% to 1.75%, or the base rate of the bank, as defined, plus margins of up to 0.5% as determined based on defined earnings ratios. For fiscal year ended 1999, the Company was using one-month LIBOR (6.5%) plus 2.75%. Under this loan, interest is payable monthly and the principal balance is payable in 16 equal consecutive quarterly installments of $0.7 million commencing March 31, 1998 and continuing until maturity on December 31, 2001. The credit agreement contains default provisions, including financial covenants which provide restrictions on capital investments, the payment of cash dividends and, among other things, requires the Company to maintain minimum cash balances of $2.0 million and leverage and coverage ratios as defined. The Company is in compliance with or has received waivers for such covenants.

      Under the Company's capital and operating leases, annual minimum rental payments and related interest expense over the next five years is $10.1 million.

      Prior to 1995, the Red Cross made to the Company's predecessor a total of $3.0 million of non-interest bearing, unsecured advances to be used to fund improvements to the manufacturing facility. The repayment schedule has been modified to reflect repayment of 30% of the loan balance on the third anniversary date of the approval of the PLAS+SD PLA and 15% of the balance on each of the following two years, with the balance of the loan payable on the sixth anniversary of the PLAS+SD PLA.

      For fiscal year 1999, the Company had net operating loss carry forwards for federal and state income tax reporting purposes of approximately $36.6 million and has available research and development credit carry forwards for federal income tax reporting purposes of approximately $1.3 million, which are available to offset future taxable income, if any. These carry forwards will expire beginning in 2010. The Company's ability to use such net operating loss and research and development credit carry forwards is limited by change in control provisions under Section 382 of the Internal Revenue Code (see Note 11 to financial statements).

      Although the Company's cash requirements will fluctuate based on the timing and extent of the above factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to meet the Company's working capital requirements through fiscal year 2000.

Risk Factors that May Affect Future Results

Dependence on New Products and Systems in Development Stage

      The success of VITEX's business is dependent on the development and commercialization of its virally inactivated products and viral inactivation systems, including products based on INACTINE technology. On May 6, 1998, the Company received FDA approval to market its pooled virally inactivated transfusion plasma product, PLAS+SD. The Company's other virally inactivated blood products are under development and have not been approved by the FDA for marketing in the United States or by regulatory authorities in other countries. There can be no assurance that these products and systems will be successfully developed and, if developed, that they will generate revenues and profits. Successful commercialization of the Company's products and systems under development depends, in significant part, on the Company's ability to: (i) complete their development in a timely fashion; (ii) obtain and maintain patents or other proprietary protections; (iii) obtain required regulatory approvals;
(iv) implement efficient, commercial-scale manufacturing processes; (v) gain early entry into relevant markets; (vi) obtain reimbursement for sales of its products; (vii) establish sales, marketing, distribution and development collaborations; and (viii) demonstrate the competitiveness of the Company's products and systems.

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

Risk of Reliance on Manufacturing Facility and Equipment

      The Company operates a single manufacturing facility. Any catastrophic event that interrupts production at this facility would have a material adverse effect on the Company's business, financial condition and results of operations. In August 1996, the Company experienced a malfunction in its fractionation equipment that resulted in the Company incurring expenses of $5.1 million, consisting of $4.1 million in replacement costs of Bayer's plasma and $1.0 million of unrecoverable processing costs. There can be no assurance that the Company's fractionation equipment will not malfunction in the future, resulting in additional unanticipated costs. In addition, to achieve the level of production of PLAS+SD required under the Company's agreement with the Red Cross, the Company will have to operate its single, highly customized filling machine for extended periods without interruption. Any significant damage to, or malfunction of, this filling machine that cannot be repaired would require the Company to replace the machine. The construction of a replacement machine could take as long as 18 months. While the Company has casualty insurance which it believes to be consistent with industry standards, any extended interruption in the production of plasma fractions or PLAS+SD would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Reliance on Strategic Collaborators and Distribution Agreements

      The Company is dependent on strategic collaborators for sales, marketing and distribution support and for the development of certain products and product candidates. The Company has entered into: (i) an agreement with Bayer to process plasma fractions from plasma supplied by Bayer; (ii) an agreement with the Red Cross for the distribution of the Company's virally inactivated plasma; (iii) an agreement with Pall for the development, sale, marketing and distribution of any system incorporating the Company's viral inactivation technology for red blood cell concentrates; and (iv) an agreement with Cangene Corporation to assess and develop the use of INACTINE compounds in conjunction with existing viral inactivation steps used in the manufacture of Cangene's hyperimmune products. Although the Company established its own national sales force in December of 1998 to support the efforts of its partners, the success of the Company depends, to a large extent, upon its ability to develop and deliver products to Bayer, the Red Cross, Pall and, potentially other strategic collaborators. The Company's collaborators may be unable to satisfy minimum purchase requirements or achieve projected sales levels under the Company's collaborative agreements which could result in the termination of such agreements, causing a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may need to seek new collaborators or alliances to sell and distribute future products or to establish its own direct commercialization capabilities. Securing new corporate collaborators is a time-consuming process, and there is no guarantee that the negotiations with new collaborators will yield positive results. There can be no assurance that if the Company finds additional corporate collaborators to assist in the commercialization of existing or new product candidates, the terms of the arrangements will be favorable to the Company. In addition, there can be no assurance that the Company's strategic collaborators will not decide to distribute other products that compete directly with the Company's products or new products developed by competitors that may prove to be more effective, cost-efficient alternatives to the Company's products. Each of the Company's collaborative agreements requires the Company to meet certain research and development and commercialization milestones. In the case of each of these agreements, failure of the Company to achieve one or more of these milestones on a timely basis, could have a material adverse effect on the Company's receipt of funding and revenues under the agreement and the continuation of the agreement. The failure to maintain existing strategic alliances for whatever reason and to secure new alliances would delay the commercialization of existing and future products.

Risk of Product Recalls

      Subsequent to the end of the first quarter of 1999, in connection with PLAS+SD Phase IV safety studies, the Company observed several seroconversions to parvovirus B-19 in healthy volunteers who received the product from two production lots which were found to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B-19 associated with these seroconversions, on April 16, 1999, the Company initiated a voluntary recall of thirty-seven lots of PLAS+SD which were found to contain moderate to high levels of parvovirus B-19 DNA. The recall was completed on May 12, 1999. The Company recorded one-time costs of $2.6 million associated with the recent recall of PLAS+SD. In addition, approximately $2.0 million in minimum shipments of PLAS+SD under VITEX's contract with the Red Cross were not made in the quarter due to production delays caused by the recall. There can be no assurance that the Company will not face future product recalls which could have a material adverse effect on the Company's business.

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

Uncertainty of Proprietary Technologies and Patents

      The Company's success depends, in part, on its ability to develop proprietary products and technologies, to obtain and maintain patents, to protect its trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on the proprietary rights of the Company. The Company has exclusive licenses to patents and patent applications covering critical components of its viral inactivation technologies. There can be no assurance that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. In addition, the laws of certain non-U.S. countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with certainty. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use its technology or commercialize products that may be developed. There can be no assurance that the Company's planned or potential products will not be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. There can be no assurance that such required licenses will be available to the Company on acceptable terms, if at all. Litigation may be necessary to defend against or assert such claims of infringement; to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial costs and diversion of management focus.

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

Control by Existing Stockholders

      The directors and executive officers and their respective affiliates control a majority of the outstanding common stock of the Company. Accordingly, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of the Company.

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

Forward Looking Statements

      Certain of the matters and subject areas discussed in this report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements are subject to risks and uncertainties, including, without limitation, quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products, and the impacts of competitive products and pricing and other factors set forth above under the heading, "Risk Factors that May Affect Future Results." These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

New Accounting Pronouncements

      On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB 101A, which amends the implementation date for SAB 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following independent auditors' report and financial statements of the Company set forth in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference and are filed herewith.

      o     Report of Independent Auditors, filed herewith as Exhibit 13.1
      o     Balance Sheets as of January 1, 2000 and January 2, 1999
      o Statements of Operations for the years ended January 1, 2000, January 2, 1999 and December 31, 1997
      o Statements of Stockholders' Equity for the years ended January 1, 2000, January 2, 1999 and December 31, 1997
      o Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and December 31, 1997
      o     Notes to Financial Statements

      Selected unaudited Quarterly Financial Data is set forth in Note 18 of the Notes to Financial Statements referred to above and incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated by reference from the portion of the Definitive Proxy Statement entitled "Certain Relationships and Related transactions.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K.

(a)   Financial Statements

The following Financial Statements as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference:

      Report of Independent Auditors

      Balance Sheets as of January 1, 2000 and January 2, 1999

      Statements of Operations for the years ended January 1, 2000, January 2, 2000 and December 31, 1997

      Statements of Stockholders' Equity for the years ended January 1, 2000, January 2, 1999, and December 31, 1997

      Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999, and December 31, 1997

      Notes to Financial Statements

Other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)   Reports on Form 8-K

The Company filed an 8-K on November 24, 1999, as amended on January 10, 2000, reporting the acquisition of Pentose Pharmaceuticals, Inc. on November 12, 1999.

(c)   Exhibits

      The following exhibits are required to be filed with this Report by Item 14 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

Exhibit
Number                           Description
-------

2.1 Agreement and Plan of Merger dated as of July 28, 1999 among the Company, Pentose and certain stockholders of Pentose. Filed as Annex A to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

2.2 Amendment dated as of November 8, 1989 to Agreement and Plan of Merger dated as of July 28, 1999 among VITEX, Pentose and certain stockholders of Pentose. Filed as Exhibit 2.1 to the Registration Statement on Form S-4, as amended (No. 333-87443) and incorporated herein by reference.

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

10.1* 1998 Equity Incentive Plan. Filed as Appendix C to the Registrant's 1999 Definitive Proxy Statement on Form 14A, Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.2* 1998 Director Stock Option Plan. Filed as Exhibit A to the Registrant's 1999 Definitive Proxy Statement on Form 14A, on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.3* 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.4* Non-Exclusive License Agreement (#1) for Solvent Detergent Treated Blood Derived Therapeutic Products between the Company and the New York Blood Center, Inc., dated September 21, 1995. Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

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

l0.8++ Third Amendment to Exclusive License for Virally Inactivated Fibrin Sealant/Thrombin Products between the Company and the New York Blood Center, dated February 10, 1999. Filed herewith.

10.9+ Exclusive License Agreement (#5) for Virally Inactivated Cellular Products between the Company and the New York Blood Center, Inc., dated September 21, 1995, as amended on February 16, 1998. Filed as Exhibit
         10.8 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

l0.l0 Termination of Exclusive License Agreement for Virally Inactivated Cellular Products between the Company and New York Blood Center, effective February 1,2000. Filed herewith.

10.11++ First Amendment to Appendix A of the License Agreements between the New York Blood Center and the Company, effective January 1, 1999. Filed herewith.

10.12 Omnibus Agreement between the Company and the New York Blood Center, Inc., dated October 26, 1995. Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.13 First and Second Amendments, each dated March 31, 1998, to the Omnibus Agreement (filed previously as Exhibit 10.12). Filed as Exhibit 10.35 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.14 Third Amendment to the Omnibus Agreement, dated October 6, 1998. Filed herewith.

10.15+ Exclusive Distribution Agreement between the Company and United States Surgical Corporation, dated September 11, 1996, as amended on October 3, 1996. Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.16++ Modification Agreement between the Company and Bayer Corporation, dated December 22, 1997. Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.17+ First Amended and Restated Agreement for Custom Processing between the Company and Bayer Corporation, dated January 24, 1996. Filed as Exhibit
         10.11 to the Registrant's Registration Statement on Form S-l, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.18++ Letter Agreement between the Company and Bayer amending the Custom Processing Agreement, dated April 21, 1999. Filed herewith.

10.19++ Amended and Restated Supply, Manufacturing, and Distribution Collaboration Agreement between the Company and the American National Red Cross, dated October 1, 1998. Filed as Exhibit 10.13 to the Registrant's 1999 Annual Report on Form 10-K.

10.20++ Amendment to the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement between the Company and the American National Red Cross, dated October 1, 1999. Filed herewith.

10.21+ Joint Development, Marketing and Distribution Agreement between the Company and Pall Corporation, dated February 19, 1998. Filed as Exhibit
         10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.22 Amendment No. 1 to the Joint Development, Marketing and Distribution Agreement between Pall Corporation and the Company, dated July 19, 1999. Filed as Exhibit 4.4 to the Registrant's 1999 Quarterly Report on Form 10-Q filed August 11, 1999.

10.23+ Stock Purchase Agreement between Pall Corporation and the Company, dated February 19, 1998. Filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-l, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.24 Registration Rights Agreement between the Company and the Investors named therein, dated February 19, 1998. Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.25 Facility Lease Agreement between the Company and Suffolk County Industrial Development Agency, dated February 15, 1995. Filed as
         Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.26 Lease Agreement between the Company and Bayer Corporation, dated February 7, 1995. Filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.27 Sublease Agreement between the Company and Bayer Corporation, dated February 7, 1995. Filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.28 Security Agreement between the Company and Bayer Corporation, dated December 22, 1997. Filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.29 Lease between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.30* Employment Agreement between the Company and Bernard Horowitz, dated January 15, 1998. Filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.31 Separation Agreement and General Release between Bernard Horowitz and the Company executed September 13, 1999. Filed as Exhibit 10.1 to the Registrant's 1999 Annual Report on Form l0-Q and incorporated herein by reference.

10.32* Letter Agreement between the Company and John R. Barr, dated November 10, 1997. Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.33* Memorandum from Rick Charpie to the Company's Vice Presidents, dated October 28, 1997. Filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.34 Credit Agreement between the Company and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.35 Intercreditor Agreement among the Company, Bayer Corporation and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.36 Mortgage and Security Agreement among the Company, Suffolk County Industrial Development Agency and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.37 Guaranty and Collateral Agreement between the Company and The Chase Manhattan Bank, dated December 22,1997. Filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.38 Mortgage, Security Agreement and Fixture Filing among the Company, Suffolk County Industrial Development Agency and Bayer Corporation, dated February 15, 1995, as amended December 22, 1997. Filed as Exhibit
         10.33 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.39 Form of Indemnification Agreement. Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.40* 1999 Supplemental Stock Option Plan. Filed as Annex C to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

13.1     Independent Auditors' Report. Filed herewith.

23.1     Consent of KPMG LLP. Filed herewith.

27.1     Financial Data Schedule. Filed herewith.

*        Management contracts and compensatory plans or arrangements.

+ Certain confidential material contained in the document was filed separately with SEC pursuant to Rule 406 of the Securities Act.

++ Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           V.I. TECHNOLOGIES, INC.


                                           By: /s/ John R. Barr
                                               ----------------
                                           John R. Barr
                                           President and Chief Executive Officer
                                           March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date


/s/ David Tendler             Chairman of the Board of Directors  March 29, 2000
-----------------
David Tendler


/s/ John R. Barr              President, Chief Executive Officer  March 29, 2000
----------------              and Director (Principal Executive
John R. Barr                  Officer)


/s/ Samuel K. Ackerman, M.D. Executive Vice President, Research March 29, 2000 ---------------------------- and Development
Samuel K. Ackerman, M.D.


/s/ Thomas T. Higgins         Executive Vice President,           March 29, 2000
---------------------         Operations, Treasurer and Chief
Thomas T. Higgins             Financial Officer (Principal
                              Financial Officer and Principal
                              Accounting Officer)

/s/ Richard A. Charpie        Director                            March 29, 2000
----------------------
Richard A. Charpie


/s/ Jeremy Hayward-Surry      Director                            March 29, 2000
------------------------
Jeremy Hayward-Surry


/s/ Bernard Horowitz, Ph.D.   Director                            March 29, 2000
---------------------------
Bernard Horowitz, Ph.D.


/s/ Irwin Lerner              Director                            March 29, 2000
----------------
Irwin Lerner


/s/ Peter D. Parker           Director                            March 29, 2000
-------------------
Peter D. Parker


/s/ Damion E. Wicker, M.D.    Director                            March 29, 2000
--------------------------
Damion E. Wicker, M.D.

                             V.I. TECHNOLOGIES, INC.
                                 Balance Sheets

                                                               January 1,      January 2,
                                                                  2000             1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 26,885,789    $ 35,264,447
  Trade receivables                                              4,596,482       3,966,758
  Other receivables                                                535,831         593,982
  Due from related parties, net                                         --         313,216
  Inventory                                                      2,744,279       2,512,213
  Prepaid expenses and other current assets                        924,122         987,131
                                                              ------------    ------------
        Total current assets                                    35,686,503      43,637,747

Property, plant and equipment, net                              37,519,977      30,820,902
Intangible assets, net                                           4,251,000              --
Other assets, net                                                  640,574         766,488
                                                              ------------    ------------
                                                              $ 78,098,054    $ 75,225,137
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              2,687,500    $  2,687,500
  Current portion of capital lease obligations                   1,487,599       1,272,357
  Accounts payable                                               1,007,951       1,701,000
  Accrued expenses                                               9,342,791       4,874,396
  Due to related parties, net                                      486,001              --
                                                              ------------    ------------
       Total current liabilities                                15,011,842      10,535,253

Long-term debt, less current portion                             2,687,500       5,375,000
Capital lease obligations, less current portion                  2,448,246       3,323,874
Advances from customer                                           2,565,149       2,356,349

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
    1,000,000 shares; no shares issued and outstanding                  --              --
  Common stock, par value $.01 per share; authorized
    35,000,000 shares; issued and outstanding 19,536,263 at
    January 1, 2000 and 12,359,148 at January 2, 1999              195,363         123,592
  Additional paid-in-capital                                   125,582,714      86,574,660
  Accumulated deficit                                          (70,392,760)    (33,063,591)
                                                              ------------    ------------
       Total stockholders' equity                               55,385,317      53,634,661
                                                              ------------    ------------
                                                              $ 78,098,054    $ 75,225,137
                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                             V.I. TECHNOLOGIES, INC.
                            Statements of Operations

                                                       Year ended       Year ended     Year ended
                                                       January 1,       January 2,    December 31,
                                                          2000             1999           1997
                                                      ------------     -----------    ------------
Revenues:
    Product sales                                      $42,423,296     $33,755,499     $15,843,046
    Less: ARC Incentive Program                         (4,500,000)             --              --
                                                      ------------     -----------    ------------
            Net revenues                                37,923,296      33,755,499      15,843,046

Costs and expenses, including related party amounts
of $1,779,000, $2,302,000 and $784,000 during the
years ended January 1, 2000, January 2, 1999 and
December 31, 1997, respectively:
    Cost of sales                                       24,742,197      23,859,984      16,325,810
    Research and development, net                        6,965,884       7,506,895       5,912,233
    Selling, general and administrative expenses         9,371,803       6,950,983       4,352,731
    Charges related to merger -- R&D restructuring       2,208,419              --              --
                              -- In-Process R&D         32,998,489              --              --
    Charge related to product recall                     2,583,000              --              --
    Charge related to research collaboration                    --       2,202,000              --
                                                      ------------     -----------    ------------
         Total operating costs and expenses             78,869,792      40,519,862      26,590,774

Loss from operations                                   (40,946,496)     (6,764,367)    (10,747,728)
Settlement of insurance claim                            3,500,000              --              --
Interest income                                          1,307,087       1,217,363         366,167
Interest expense                                        (1,259,760)     (1,496,703)     (1,318,084)
Discount on customer advance                                70,000         643,651              --
                                                      ------------     -----------    ------------
         Total other income (expense), net               3,617,327         364,311        (951,917)
                                                      ------------     -----------    ------------

Net loss                                              ($37,329,169)    ($6,400,056)   ($11,699,645)
                                                      ============     ===========    ============

Basic and diluted net loss per share                        ($2.78)         ($0.61)         ($1.62)
                                                      ============     ===========    ============

Weighted average common shares used in computing
    basic and diluted net loss per share                13,405,294      10,453,652       7,240,923
                                                      ============     ===========    ============

    The accompanying notes are an integral part of the financial statements.

                             V.I. TECHNOLOGIES, INC.
                       Statements of Stockholders' Equity
       Years ended January 1, 2000, January 2, 1999 and December 31, 1997

                                                                                           Note
                                                    Common Stock          Additional    Receivable
                                                    ------------            Paid-In        From       Accumulated    Stockholders'
                                                Shares        Amount        Capital     Stockholder      Deficit        Equity
                                             ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 1996                    6,042,307       $60,423   $23,808,827            --   ($14,963,890)    $8,905,360

Issuance of shares of common stock in
  connection with a private placement,
  net of issuance costs of $859,000             1,797,894        17,979    14,073,435            --             --     14,091,414

Compensation expense in connection with
  issuance of stock options                            --            --       381,250            --             --        381,250

Issuance of shares of common stock upon
  exercise of stock options                        12,522           125        34,875      ($35,000)            --             --

Net loss                                               --            --            --            --    (11,699,645)   (11,699,645)
                                             ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1997                    7,852,723        78,527    38,298,387       (35,000)   (26,663,535)    11,678,379

Issuance of shares of common stock in
  connection with Initial Public
  Offering, including exercise of
  underwriter's over-allotment option,
  net of issuance cost of $1,239,000            3,325,000        33,250    35,835,068            --             --     35,868,318

Issuance of shares of common stock in
  connection with private placement               925,070         9,251     8,990,749            --             --      9,000,000

Charge in connection with research
  collaboration                                        --            --     2,202,000            --             --      2,202,000

Issuance of shares of common stock to New
  York Blood Center in satisfaction of
  obligation                                       35,778           358       299,643            --             --        300,000

Compensation expense in connection with
  acceleration of option vesting                       --            --       289,452            --             --        289,452

Issuance of shares of common stock upon
  exercise of stock options                       220,577         2,206       659,362        35,000             --        696,568

Net loss                                               --            --            --            --     (6,400,056)    (6,400,056)
                                             ------------  ------------  ------------  ------------   ------------   ------------
Balance at January 2, 1999                     12,359,148       123,592    86,574,660            --    (33,063,591)    53,634,661

Issuance of shares of common stock upon
  exercise of stock options                       194,563         1,946       484,879            --             --        486,825

Issuance of common stock to Pall Corp.
  in connection with research collaboration       538,821         5,388     2,994,612            --             --      3,000,000

Issuance of common stock in connection
  with Pentose merger                           6,443,731        64,437    35,528,563            --             --     35,593,000

Net loss                                               --            --            --            --    (37,329,169)   (37,329,169)
                                             ------------  ------------  ------------  ------------   ------------   ------------

Balance at January 1, 2000                     19,536,263      $195,363  $125,582,714            --   ($70,392,760)   $55,385,317
                                             ============  ============  ============  ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                             V.I. TECHNOLOGIES, INC.
                            Statements of Cash Flows

                                                        Year ended      Year ended      Year ended
                                                        January 1,      January 2,     December 31,
                                                           2000            1999           1997
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             ($37,329,169)    ($6,400,056)   ($11,699,645)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                       3,088,259       3,408,886       2,985,572
      Compensation expense in connection with
        stock options                                            --         289,452         381,250
      Debt refinancing costs                                     --              --         190,385
      Charge related to research collaboration                   --       2,202,000              --
      Discount an customer advances                         (70,000)       (643,651)             --
      Accretion of interest expense on customer
        advances                                            278,800              --              --
      Charge related to in-process R&D                   32,998,489              --              --

   Changes in operating amounts, excluding the
     effects of the Pentose merger:
      Trade receivables                                    (629,724)     (2,611,185)       (106,446)
      Other receivables                                     304,387         300,965       1,072,766
      Inventory                                            (232,066)     (1,937,256)       (133,470)
      Prepaid expenses and other assets                     352,353        (886,236)        147,855
      Amounts payable and accrued expenses                1,201,314          61,373      (2,910,566)
      Due to related parties, net                           799,217        (680,979)        365,595
                                                       ------------    ------------    ------------

Net cash provided by (used in) operating activities         761,860      (6,896,687)     (9,706,704)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Cash resulting from Pentose merger                        548,507              --              --
  Additions to property, plant and equipment             (9,192,459)     (5,005,863)     (3,858,031)
  Other investing activities                                     --              --        (124,589)
                                                       ------------    ------------    ------------

Net cash used in investing activities                    (8,643,952)     (5,005,863)     (3,982,620)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs                                        3,486,825      45,564,890      14,091,414
  Principal repayment of long-term debt                  (2,687,500)     (2,687,500)    (12,500,000)
  Principal repayment of capital lease obligations       (1,295,891)       (960,412)       (627,231)
  Proceeds from issuance of long-term debt                       --              --      10,750,000
  Proceeds from issuance of notes payable                        --              --       1,472,797
  Advances from customer                                         --              --       1,000,000
                                                       ------------    ------------    ------------

Net cash (used in) provided by financing activities        (496,566)     41,916,978      14,186,980
                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents     (8,378,658)     30,014,428         497,656

Cash and cash equivalents, beginning of year             35,264,447       5,250,019       4,752,363
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                  $26,885,789     $35,264,447     $ 5,250,019
                                                       ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                             V.I. TECHNOLOGIES, INC.
                          Notes to Financial Statements
             January 1, 2000, January 2, 1999 and December 31, 1997

1. Organization and Business Overview

      V.I. Technologies, Inc. (the "Company" and VITEX(TM), a trade mark and trade name of V.I. Technologies, Inc.") is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

Reverse Stock Split

      In anticipation of the Company's initial public offering (IPO) which is further described in Note 9, effective February 23, 1998, the Board of Directors authorized and the stockholders approved a 1-for-2.795 reverse split of the Company's common stock. All share and per share amounts have been restated to reflect the reverse stock split.

Change of Fiscal Year-End and Presentation

      On August 10, 1998, the Company changed from a calendar year to a 52-53 week fiscal year ending on the Saturday closest to December 31, beginning with the fiscal year ending January 2, 1999. For presentation purposes, the years ended January 1, 2000, January 2, 1999 and December 31, 1997 are referred to as fiscal years 1999, 1998 and 1997, respectively, in the notes to the financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds invested in portfolios of investment grade, corporate and U.S. government obligations and are carried at cost which approximates market value. As of January 1, 2000 and January 2, 1999, cash equivalents amounted to $21.4 million and $37 million, respectively.

Inventory

      Costs incurred in connection with plasma fractionation processing and the production of PLAS+SD are included in inventory and expensed upon recognition of related revenues. Such costs include direct labor and processing overheads. The processed plasma is supplied and owned by the Company's customers and, as such, is not included in inventory. Inventory is stated at the lower of cost, as determined using the average cost method, or net realizable value.

Property Plant and Equipment

      Property, plant and equipment are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the respective assets, which approximates seven to twenty five years for building and manufacturing equipment, and three to five years for all other tangible assets. During the fourth quarter of the fiscal year 1998, the Company extended the estimated useful life of its manufacturing facility located in Melville, New York. based on a re-assessment of the building's utility, in conjunction with ongoing facility renovation and expansion to accommodate additional products and capacity. The useful life of the building, which the Company had previously been depreciating over 10 years, was increased to a remaining life of twenty five years. The effect of this change was to reduce depreciation expense and net loss for fiscal year 1998 by $0.2 million or $0.02 per share.

Long-lived Assets

      The Company reviews its long-lived assets (property, plant and equipment) for impairment whenever events of circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Intangible Assets

      Intangible assets principally consist of core technology and work force acquired in the Pentose merger (see Note 3). Core technology is being amortized on a straight-line basis over 15 years, and work force is being amortized on a straight-line basis over 5 years. Periodically, the Company reviews the recoverability of its intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the intangible assets from expected future operating cash flows on an discounted basis.

Revenue Recognition

      Revenue from plasma fractionation processing and the production of PLAS+SD is normally recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. As more fully discussed in Note 12, the Company's agreement with the Red Cross provides that the Red Cross is obligated to pay for the amount of PLAS+SD specified in its annual purchase order even if the Red Cross is unable to supply sufficient quantities of plasma for processing. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations.

      The Company's plasma fractionation processing revenues are principally derived from Bayer, while PLAS+SD is sold to the Red Cross for subsequent distribution to hospitals and other medical facilities. Revenue derived from sale of products to Bayer and the Red Cross each amounted to approximately 49% of total revenue, excluding the Red Cross sales incentive (see Note 13), for fiscal year 1999. At January 1, 2000, amounts owed from Bayer and Red Cross amounted to 24% and 76%, respectively, of net trade receivables. For fiscal year 1998, revenue derived from sale of products to Bayer and the Red Cross amounted to approximately 43% and 48%, respectively, of total revenue. At January 2, 1999, amounts owed from Bayer and the Red Cross amounted to 57% and 37%, respectively, of net trade receivables. For fiscal year 1997, total revenue and net trade receivables was derived from sale of products to Bayer.

Research and Development

      All research and development costs are charged to operations as incurred. Research and development is recorded net of reimbursement, which amounted to $1.8 million, $2.3 million and $1.2 million, for fiscal years 1999, 1998 and 1997 respectively.

Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the amounts of existing assets and liabilities carried on the financial statements and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Par Share

      Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

Fair Values of Financial Instruments

      The fair values of the Company's capital lease obligations are estimated using discounted cash flow analyses, based upon the Company's estimated incremental borrowing rate for similar types of securities (see Note 8). For all other financial instruments, the carrying value approximates fair value due to the short maturity or variable interest rate applicable to such instrument.

3. Pentose Merger

      On November 12, 1999, the Company completed the merger with Pentose Pharmaceuticals, Inc., a Delaware corporation ("Pentose"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. Pentose's principal business involves the development for commercialization of novel antiviral products for medical use based on innovative applications of nucleic acid chemistry. Pentose has developed the INACTINE technology platform for the inactivation of viral pathogens in blood components, for transfusion plasma derivatives and for biopharmaceuticals. Under the terms of the merger, 6,443,731 shares of common stock of the Company were issued in exchange for all of the outstanding Pentose common and preferred stock. Following the exchange, former shareholders of Pentose owned approximately 34% of the outstanding common stock of VITEX. Each outstanding option and warrant to purchase Pentose common stock was converted into the right to purchase 0.48937 of a share of Vitex common stock. A total of approximately 500,000 shares of the Company's common stock are issuable to option-holders and warrant-holders of Pentose upon exercise of options and warrants assumed in the merger.

      The merger was accounted for under the purchase method of accounting. The purchase price representing the fair value of the common stock and other direct acquisition costs of $38.3 million has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. The excess of the fair value of the net assets acquired over the purchase price represented negative goodwill of approximately $2.0 million which amount was allocated proportionately to reduce the value of the noncurrent assets acquired and in-process R&D which was charged to operations. The purchase price was allocated as follows:

           Cash                                                       $549,000
           Other current assets and long term deposits                 409,000
           Work force                                                  542,000
           Core technology                                           3,709,000
           In-process R&D                                           32,998,000
           Fixed assets                                                595,000
                                                                   -----------
           Net purchase price                                      $38,802,000
                                                                   ===========

      The Company obtained an independent valuation of the intangible assets acquired and the in-process research and development charge. The valuation of core technology and in-process research and development was determined for products under development, based upon the estimated future revenues to be earned upon commercialization of the products. The work force valuation was based upon replacement cost. The value of the purchased in-process research and development from the acquisition was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. The percentage of the cash flow allocated to purchased in-process research and development was derived from the estimated percentage complete for each of the projects. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects reflects management's estimates of revenues and operating profits related to such projects.

      The Company's unaudited pro forma results for fiscal years 1999 and 1998 assuming the merger occurred on January 1, 1998 are as follows:

                                                       1999               1998
                                                       ----               ----
          Net revenues                          $37,923,000        $33,756,000
          Net loss                              ($7,375,000)       ($9,202,000)
          Basic and diluted loss per share           ($O.39)            ($0.54)
          Weighted average shares                18,946,000         16,891,000

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect January 1, 1998, or the future results of operations.

      In July 1999, in anticipation of the merger with Pentose, the Company recorded a research and development charge of $2.3 million for severance and other integrational related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions of the Company's employees and facilities. As a result of the merger, 22 employees were severed. The charge was reduced to $2.2 million at January 1, 2000 to reflect a decrease in estimates. Details of the restructuring charge are as follows:

                                       Accrued, net  Disbursed   January 1, 2000
                                       ------------  ----------  ---------------

Employee severance and
 related costs                          $1,554,000   $1,106,000     $448,000
Facility related costs                     493,000      193,000      300,000
Other                                      161,000      161,000           --
                                        ----------   ----------     --------
                                        $2,208,000   $1,460,000     $748,000
                                        ==========   ==========     ========

Inventory

Inventory consists of the following components:

                                                               1999         1998
                                                               ----         ----

      Work-in-process                                    $  799,000   $1,382,000
      Resin                                                 891,000           --
      Supplies                                            1,054,000    1,130,000
                                                          ---------    ---------
                                                         $2,744,000   $2,512,000
                                                         ==========   ==========

Property, Plant and Equipment

Property, plant and equipment consists of the following components:

                                                          1999            1998
                                                          ----            ----
      Land                                            $638,000        $638,000
      Building and related improvements             25,926,000      22,135,000
      Manufacturing and laboratory equipment        19,432,000      13,911,000
      Office furniture and equipment                 2,068,000       1,242,000
      Construction in progress                       2,283,000       2,769,000
                                                  ------------    ------------
                                                    50,347,000      40,695,000
      Accumulated depreciation and amortization    (12,827,000)     (9,874,000)
                                                  ------------    ------------
                                                   $37,520,000     $30,821,000
                                                  ============    ============

      The cost of manufacturing and laboratory equipment held under capital leases (see Note 8) amounted to $6.8 million and $6.2 million at fiscal year ends 1999 and 1998, respectively, and accumulated depreciation relating to such equipment amounted to $1.1 million and $.6 million in the respective fiscal years. Depreciation expense for this equipment amounted to $0.4 million, $0.4 million and $0.2 million, respectively, for fiscal years 1999, 1998 and 1997. Total depreciation and amortization expense of property, plant and equipment amounted to $3.1 million, $3.2 million and $2.7 million, respectively, for fiscal years 1999, 1998 and 1997. The Company capitalized interest of $0.4 million in fiscal 1997. No amounts were capitalized in fiscal 1998 or 1999.

6. Accrued Expenses

Accrued expenses consist of the following components:

                                                               1999         1998
                                                               ----         ----
Accrued transportation fees                                $416,000     $544,000
Refunds due to customer                                          --      444,000
Accrued Red Cross sales incentive program (see Note 13)   3,498,000           --
Accrued marketing                                           506,000      195,000
Accrued employee compensation                             2,198,000    1,681,000
Accrued operating taxes                                     934,000      726,000
Accrued R&D restructuring costs                             748,000           --
Other                                                     1,043,000    1,284,000
                                                         ----------   ----------
                                                         $9,343,000   $4,874,000
                                                         ==========   ==========

7. Long-Term Debt

      On December 22, 1997, the Company entered into a credit agreement (the "Credit Agreement") with a bank providing for a term loan in the principal amount of $10.8 million (the "New Term Loan"). The proceeds under the New Term Loan were used to repay the outstanding balance of existing term loans aggregating $10.5 million previously provided by other banks, and related expenses associated with executing the New Term Loan. The New Term Loan bears interest at the Company's option at either LIBOR plus 2.75% to 1.75% or the base rate of the bank, as defined, plus margins of up to 0.5%, as determined based on defined earnings ratios. As of January 1, 2000, the Company was using one-month LIBOR (6.5%) plus 2.75%. Under the New Term Loan, interest is payable monthly and the principal balance is payable in sixteen equal consecutive quarterly installments of $0.6 million commencing March 31, 1998 and continuing until maturity on December 31, 2001. Amounts outstanding under the Term Loan were $5.4 million at January 1, 2000 and $8.1 million at January 2, 1999. The Credit Agreement contains default provisions, including financial covenants which provide restrictions on capital investments and the payment of cash dividends and, among other things, requires the Company to maintain minimum cash balances of $2.0 million and leverage and coverage ratios, as defined. The Company is in compliance with or has received waivers for these covenants.

      Under the New Term Loan, the Company granted the bank a mortgage upon, and security interest in, substantially all of the property owned by the Company, including the real property, building and fixtures, equipment, inventory, accounts receivable, cash and certain intangible assets, subject to Bayer's security interest in the Bayer Collateral (see Note 12) and the security interests of a third party under a Master Equipment Lease Agreement (see Note
8).

8. Capital Lease Obligation

      On April 8, 1996, the Company entered into a Master Equipment Lease Agreement (the "Master Lease") under which the Company borrowed $6.2 million to be used for leasing production equipment. The Master Lease contains escalating monthly lease payments over a five-year period. The Master Lease also contains an early purchase option and an option to purchase the equipment at 15.0% of the equipment cost at the end of the lease term. The effective interest rate is approximately 16.2% per annum. As a part of the Pentose merger, the Company assumed the capital lease obligations under a $0.6 million equipment line of credit. The Company has an option to purchase all of the leased equipment for the fair market value of the equipment at the end of the lease. The effective interest rate is approximately 12.6% per annum. Total future minimum payments under the capital lease obligations are as follows:

           2000                                                    $2,061,000
           2001                                                     1,865,000
           2002                                                       514,000
           2003                                                        78,000
                                                                   ----------
           Total minimum lease payments                             4,518,000
            Less amounts representing interest                       (582,000)
                                                                   ----------
            Present value of minimum lease payments                 3,936,000
            Less current maturities                                 1,488,000
                                                                   ----------
            Long-term portion                                      $2,448,000
                                                                   ==========

      The fair value of the Company's capital lease obligations was approximately $4.1 million at January 1,2000.

9. Stockholders' Equity

Common Stock

      On April 29, 1997, the Company completed a $15 million private placement of 1,797,894 shares of common stock, par value $0.01 per share, to CBC, less issuance costs of $0.9 million. In addition, the Company issued a contingent stock purchase warrant exercisable into 1% of the Company's fully diluted shares for every $1 million in subsequent private equity capital raised, after giving effect to such financing, subject to a cap of 5% of the fully diluted equity of the Company. This warrant expired upon consummation of the initial public offering (IPO). The Company issued a warrant to purchase 32,361 shares of common stock to the private placement agent with an estimated fair market value of $0.3 million. This warrant was exercised upon consummation of the IPO.

      In October 1997, the New York Blood Center ("NYBC") and the Company agreed to amend a license agreement whereby the NYBC would receive common stock of the Company in lieu of cash payable to the NYBC in connection with certain royalty payments due under the license agreement totaling $0.3 million (see Note 15). The amendment was approved by the Company's Board of Directors in January 1998, and pursuant to a Stock Purchase Agreement dated January 23, 1998, the Company issued 35,778 shares of common stock, par value $0.01 per share to the NYBC.

      On June 15, 1998, the Company completed an IPO of 3,000,000 shares of the Company's common stock, par value $0.01 per share, at $12.00 per share, raising gross proceeds of $36 million before underwriters' commissions and expenses. On July 10, 1998, the underwriters of the IPO partially exercised their over-allotment option for additional 325,000 shares priced at $12.00 per share, raising additional gross proceeds of $4 million before underwriters' commissions and expenses. In conjunction with the collaboration agreement between the Company and Pall Corporation (Pall), during 1998, Pall acquired $9 million of the Company's common stock in two private placements, the second of which closed contemporaneously with and at the same price, terms and conditions as the IPO. The Company is required to reserve 2,504,472 shares of common stock in connection with future sales under the Pall collaboration agreement (see Note
12). The net proceeds received by the Company have been and will be used to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development, working capital, and capital investments, including the expansion of the manufacturing facility and other corporate purposes.

      On November 12, 1999, the Company and Pentose Pharmaceuticals, Inc., completed a merger whereby Pentose shareholders received 6,443,731 shares of VITEX common stock, par value $0.01 per share for all the outstanding common and preferred shares of Pentose. These shares represented 34% of the outstanding VITEX common stock after the merger. Of the newly issued shares, 4,435,149 shares are restricted as to trading for one year after the merger date. The Company approved an increase in the number of authorized shares of common stock to 35,000,000 shares as a part of the merger.

      On December 6, 1999, the Company reached a performance milestone under its collaboration agreement with Pall. As required under the agreement, Pall invested $3 million for approximately 538,821 shares of the Company's common stock based on the then current market price of $5.57 per share.

Preferred Stock

      The Company's Certificate of Incorporation was restated during 1998 to increase the number of shares of preferred stock authorized from 500 shares to 1,000,000 shares. The preferred stock may be issued from time to time in one or more series, with such designations, rights and preferences as shall be determined by the Board of Directors. No preferred stock was outstanding as of January 1, 2000 or January 2, 1999.

10. Stock Plans

Employee Stock Purchase Plan

      In February 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the 1998 Purchase Plan) under which employees may purchase shares of common stock at a discount from fair market value. The 1998 Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1998 Purchase Plan are granted at the discretion of the Compensation Committee of the Board of Directors, which determines the frequency and duration of individual offerings under the 1998 Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock to the purchaser under the 1998 Purchase Plan is 85% of the lesser of the Company's common stock fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or both. The 1998 Purchase Plan terminates in February 2008. There are 89,445 shares of common stock reserved for issuance under the 1998 Purchase Plan, of which 22,078 shares of common stock were issued during the year ended January 1, 2000.

Director Stock Option Plan

      In February 1998, the Company adopted the Director Stock Option Plan (the "1998 Director Plan"). All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the 1998 Director Plan. Each non-employee who is initially elected to the Company's Board of Directors shall, upon his initial election by the Company's stockholders. automatically be entitled to an option to purchase 15,000 shares of common stock. In addition, each Eligible Director will be entitled to receive an annual option to purchase 2,000 shares of common stock. During the year of plan adoption, each of the Company's existing directors, as permitted by his affiliate or employer was granted an option to purchase 17,000 shares of common stock. Directors who were prohibited by their employer from receiving stock options from the Company were compensated through alternative arrangements.

      The options vest over a four-year period with 25% of the grant vesting after six months, and 25% vesting at the end of the second, third and fourth year thereafter, provided that the option-holder is still a director of the Company at the opening of business on such date. The 1998 Director Plan has a term of ten years. The exercise price for the options is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares. In July 1999, the Company amended the Director Plan to increase the number of options available to 150,000 from 89,445 (65,000 options available for future grants as of January
1, 2000).

Equity Incentive Plan

      The Company's Equity Incentive Plan was originally adopted in October 1995 and was amended and restated in February 1998, as the 1998 Equity Incentive Plan (the "1998 Equity Plan"). The amendment in February 1998 increased the shares of common stock reserved from 1,788,908 to 2,146,690. The amendment in July 1999 increased the shares of common stock reserved to 2,400,000 (394,986 options available for future grants as of January 1, 2000). The 1998 Equity Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date. All stock options issued to-date have been granted at the fair market value of the stock on the respective grant dates.

Supplemental Stock Option Plan

      In connection with the Pentose merger, the Company adopted the 1999 Supplemental Stock Option Plan (the "1999 Plan") authorizing the granting of both incentive and nonstatutory stock options on 1,000,000 shares of common stock reserved under the plan (521,215 options available for future grants as of January 1, 2000). The purpose of the 1999 Plan is to attract and retain the best available personnel, primarily former employees of Pentose, and to provide additional incentive for employees and consultants. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant or 110% of the fair market value per share if the optionee owns more than 10% of the total combined voting power of the Company.

Stock Based Compensation Plans

      The Company continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations when accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net loss and net loss per share for each of the years in the three year period ended January 1, 2000 was determined as if the Company had accounted for its stock options using the fair value method estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: volatility of 67% for fiscal years 1999 and 1998 and no volatility during fiscal year 1997; expected dividend yield of 0%; risk-free interest rate of 6.0% for fiscal years 1999, 1998 and 1997; and an expected life of five years for fiscal years 1999 and 1998 and ten years for fiscal year 1997.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                          1999             1998               1997
                                          ----             ----               ----
Net loss:
 As reported                          ($37,329,000)     ($6,400,000)     ($11,700,000)
 Pro forma                            ($37,718,000)     ($7,408,000)     ($11,975,000)
Basic and diluted net loss per share:
 As reported                                ($2.78)          ($0.61)           ($1.62)
 Pro forma                                  ($2.81)          ($0.71)           ($1.65)

Information as to options for shares of common stock granted for fiscal years 1999, 1998 and 1997 is as follows:

                                                 1999                    1998                    1997
                                                 ----                    ----                    ----
                                            Weighted-               Weighted-               Weighted-
                                              average                 average                 average
                                             exercise                exercise                exercise
                                 Options        price    Options        price     Options       price
                                 -------        -----    -------        -----     -------       -----
Outstanding, beginning of year   1,702,975      $7.15   1,373,300       $5.05     812,880       $2.80
Granted                            922,571       3.77     642,344       10.09     678,487        7.85
Exercised                         (152,935)      2.80    (220,577)       2.80     (12,522)       2.80
Forfeited                         (266,638)      9.13     (92,092)       9.40    (105,545)       7.01
                                 ---------              ---------               ---------
Outstanding, end of year         2,205,926       6.01   1,702,975        7.15   1,373,300        5.05
                                 =========              =========               =========
Exercisable, end of year         1,044,609       5.05     484,398        4.33     385,957        2.82
                                 =========              =========               =========

Weighted average fair value of
options granted during the year                 $3.50                   $6.16                   $3.94

The following table summarizes the information on stock options outstanding at January 1,2000:

                            Options Outstanding         Options Exercisable
                            -------------------         -------------------
                              Weighted-
                               average      Weighted-                 Weighted-
Range of                      remaining      average                   average
exercise          Number     contractual     exercise   Number        exercise
prices          outstanding     life          price   Exercisable       price
--------------------------------------------------------------------------------
$0.03             22,184         7.5          $0.03        16,636       $0.03
$0.21            152,934         7.9          $0.21        86,881       $0.21
$0.62            303,667         9.0          $0.62       144,899       $0.62
$2.80 - 3.88     480,543         5.4          $3.04       381,987       $2.89
$5.38 - 7.75     260,361         9.3          $7.20         1,250       $7.75
$8.39 - 11.63    971,646         7.6          $9.54       409,243       $9.18
$17.58            14,591         8.5         $17.58         3,713      $17.58
               ---------                                ---------
               2,205,926                                1,044,609
               =========                                =========

11. Income Taxes

      The Company's deferred tax assets were as follows at:

                                                         1999             1998
                                                         ----             ----
      Deferred tax assets:
       Research and development tax credits        $1,320,081         $445,000
       Net operating loss carry forward            14,992,878       12,334,000
       Start-up expenditures                          646,436        1,490,000
       Depreciation and amortization                  172,124          305,000
       ARC Sales incentives and other expenses      1,578,265               --
       Other, net                                   1,044,574          867,000
                                                  -----------      -----------
           Total deferred tax assets              $19,754,358      $15,441,000
      Deferred tax liabilities:                    (1,742,910)              --
                                                  -----------      -----------
       Net deferred assets                        $18,011,448      $15,441,000
       Valuation allowance                        (18,011,448)     (15,441,000)
                                                  -----------      -----------
                                                           --               --
                                                  ===========      ===========

      At January 1, 2000 and January 1, 1999, a valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowance increased by $2.6 million in fiscal year 1999 and $2.5 million in fiscal year 1998.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $36.5 million. At January 1, 2000. the Company has available net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $36.6 million, and has available research and development credit carry-forwards for federal income tax reporting purposes of approximately $1.3 million, which are available to offset future taxable income, if any. These carry-forwards will expire beginning in 2010. The Company experienced a change in ownership during July 1998, which resulted in approximately $22.8 million of the Federal net operating loss being subject to an annual limitation of approximately $7.4 million. In addition, the net operating loss carry-forwards of $36.6 million includes $6.2 million from the acquisition of Pentose which is subject to an annual limitation of $2.1 million.

12. Collaborations

      Bayer. On February 7, 1995, the Company entered into an Agreement for Custom Processing (the "Processing Agreement") with Bayer, a world leader in the manufacturing and marketing of plasma products, whereby the Company fractionates plasma for Bayer in return for a contracted fee. The Processing Agreement has been amended several times, most recently in January 2000 wherein the term was extended through 2003 and new minimum production volumes were defined. The Processing Agreement provides fur annual price adjustments based on the consumer price index.

      The Processing Agreement contains defined default provisions and, in the case of a continuing event of default, Bayer may: (i) terminate the Processing Agreement; (ii) suspend its obligations under the Processing Agreement; or (iii) take over the operation of fractionating its plasma. In the event of such a takeover, Bayer continues to be responsible for payment to the Company at the Base Processing Fee in effect for all volumes of plasma actually processed, subject to the requirement that Bayer use its best efforts to achieve the minimum production volumes specified in the Processing Agreement, deducting therefrom all reasonable expenses paid related to the processing operation. The Company is currently in compliance with its obligations under the Processing Agreement.

      The Company and Bayer executed, concurrently with the execution of the Processing Agreement, a Reimbursement and Security Agreement, a Mortgage, a Lease Agreement and a Sublease Agreement (the "Reimbursement Agreement"), which was subsequently superseded by a Security Agreement (the "Security Agreement") upon the Company's refinancing of its long-term debt on December 22, 1997 (see
Note 7). The agreements secure certain obligations of the Company to Bayer, including Bayer's march-in rights relating to the Processing Agreement, a priority security interest in all of the equipment and other personal property owned by the Company involved in the Company's plasma fractionation operation, and a subordinated security Interest in the Company's real property, building, fixtures and equipment.

      On July 17, 1998, the Company repaid, in full, amounts owed to Bayer under the settlement agreement between the Company and Bayer, whereby the Company agreed to pay damages of $4.1 million to compensate Bayer for its loss of plasma caused by an equipment malfunction which occurred in 1996, while the Company was processing plasma for Bayer. The amount payable under the settlement agreement was $3.1 million at December 31, 1997, and carried interest at a rate of prime plus 3% at the time it was repaid in 1998. The Company filed a claim with the insurance carrier and in December 1999 a negotiated settlement was reached under which the Company received a cash payment of $3.5 million.

      American National Red Cross. In December, 1997, the Company entered into a Supply, Manufacturing, and Distribution Agreement (the "Red Cross Agreement") with the American National Red Cross (the "Red Cross") over a term of 57 months for the Red Cross to become the exclusive distributor of the Company's virally inactivated transfusion plasma product, PLAS+SD. Under the agreement, the Red Cross, which is the largest supplier of transfusion plasma to hospitals in the United States, providing approximately 45% of the transfusion plasma used annually, is required to purchase stated minimum quantities of PLAS+SD to maintain its exclusive rights. Once the Red Cross places its annual purchase order with the Company, it is obligated to supply the Company with a sufficient quantity of plasma to enable the Company to fulfill such order. The Red Cross has placed a purchase order with the Company for the twelve-month period ending September 30, 2000. The Red Cross must pay for the amount of PLAS+SD specified in the purchase order even if it is unable to supply sufficient quantities of plasma. The Red Cross must purchase all of its virally inactivated plasma from the Company unless an FDA approved product has been independently shown to be safer than the PLAS+SD. The Company, in turn, is obligated to offer any excess capacity that it has to produce PLAS+SD above the stated minimum purchase requirements to the Red Cross before selling PLAS+SD to any other party.

      Effective October 1,1998, the Red Cross Agreement was amended to, among other things, reduce the Red Cross's minimum annual purchase order commitment required to maintain its exclusive marketing and distribution rights, provide for higher prices during periods of lower volume purchases, and commit increased marketing spending by both the Company and the Red Cross. Under the amended agreement, the Red Cross is required to pay to the Company a fixed price per unit of PLAS+SD, plus a royalty which is initially fixed. Beyond a specified volume, the royalty becomes variable, based on equal sharing of the amount by which the average selling price of the Red Cross exceeds a stated amount. The Company has granted to the Red Cross a right of first refusal for exclusive distribution rights to any subsequent generation of virally inactivated transfusion plasma that is developed during the term of the agreement. The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 30, 2000. The Company's spending commitment is expected to be satisfied, to a large extent, by the cost of its sales force. Additionally, a joint marketing committee will coordinate all marketing activities for PLAS+SD. The exclusive distribution agreement between the Company and the Red Cross provides that the Red Cross will use its best efforts to insure universal availability of the Company's virally inactivated plasma products to all potential customers, including both Red Cross blood centers and non-Red Cross blood centers.

      Under a previous collaboration agreement, the Red Cross had made a total of $3.0 million non-interest bearing, unsecured advances to the Company's predecessor to be used to fund improvements to its manufacturing facility. Under this previous agreement, the loan amortized at the rate of 15% per year following receipt of marketing approval of PLAS+SD with a balloon payment due in year five. In conjunction with the amended agreement and the incentive program described below, the repayment schedule was modified to reflect the first repayment of 30% of the loan balance on the third anniversary date of the approval of the PLAS+SD PLA, May 6, 2001, and 15% of the balance on each of the following two years, with the balance of the loan payable on the sixth anniversary of the PLAS+SD PLA. Upon finalization of the repayment terms, the Company discounted the advance to its net present value using an interest rate of 7.75%, resulting in a gain of $.6 million which was recorded in fiscal year 1998 and a further discount of $70,000 which was recorded in the third quarter of fiscal year 1999 in connection with a contract modification as discussed below. Each of the Company and Red Cross has the right to terminate the agreement upon written notice in certain circumstances, including failure to achieve minimum end-user sales or a material breach of the agreement which is not cured by the other party.

      On October 1, 1999, the Red Cross announced a plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the Red Cross announced a significant reduction in pricing for this product and a standard national pricing policy. To support this major initiative by the Red Cross and to reduce Red Cross inventory levels, the Company offered certain incentives which principally consists of a program under which the Red Cross can earn a rebate for units of PLAS+SD shipped by Red Cross to end customers subsequent to October 1, 1999. This rebate is to be applied against purchases if certain pricing milestones are achieved. The program has a one-year period and encompasses an agreement with the Red Cross to defer by one year the first scheduled repayment under the $3 million advance from the Red Cross. Based on Red Cross' projected sales during the one year period of the incentive plan, the Company has estimated and recorded a charge of $4.5 million for the projected costs of the incentives.

      Red Cross. The Company may either terminate the Red Cross Agreement in its entirety or convert the exclusive rights of the Red Cross to non-exclusive rights if the stated minimum purchase requirements are not met by the Red Cross. In addition, the failure to achieve certain end-user sales levels could result in the termination of the Red Cross Agreement effective June 30, 2000 by either the Red Cross or the Company. Although the current level of sales by the Red Cross to end users is below the required levels, management believes that the Red Cross will continue to provide plasma under the purchase order placed by the Red Cross for the twelve-month period ending September 30, 2000. The termination of the Red Cross Agreement by either the Red Cross or the Company would have a material adverse effect on the Company's future results of operations and cash flows.

      Pall. On February 19, 1998, the Company and Pall entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing the Company's viral inactivation technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood products. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to all the Company's systems incorporating viral inactivation technology for red blood cells and platelets. The parties have also agreed to share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. Upon execution of the Pall Agreements, Pall made a $4 million equity investment representing 477,042 shares at $8.39 per share. Pursuant to the terms of the Pall Agreements, Pall also acquired $5 million of the Company's common stock in a private placement, which closed contemporaneously with, and at the same price, terms, and conditions as the IPO. In addition, the Pall Agreements provide that Pall will purchase up to $17 million worth of the Company's common stock in installments tied to the achievement of specified development milestones. Such equity investments by Pall will be made at the prevailing market price per share. The Company reached an equity milestone in December 1999 and, accordingly, Pall invested $3 million in the Company's common stock. Certain of the Pall Agreements may be terminated in certain circumstances including an event of default by either party. In connection with the transition of the Company's Chief Scientific Officer from employee to consultant, Pall has the rights to terminate the Pall Agreements within a one-year period ending October 2000. In fiscal year 1999, the Company recorded a one-time charge to operations and an increase to stockholders' equity of $2.2 million representing the difference between the purchase price paid by Pall and the estimated fair value of the common stock on the date of purchase.

      United States Surgical Corporation. In September 1996, as amended in October 1996, the Company entered into an Exclusive Distribution Agreement with United States Surgical Corporation, a subsidiary of Tyco International, Inc. ("U.S. Surgical") fibrin sealant program for a period of 15 years. In connection with entering into the agreement, U.S. Surgical paid a $3,000,000 up front fee to the Company. U.S. Surgical was to fully fund all direct clinical and regulatory costs associated with the development and regulatory approval of the Company's fibrin sealant. Pursuant to the agreement, the Company granted U.S. Surgical the mutually exclusive worldwide right, until October 2011, to seek, in its own name as permitted by law, necessary government approvals for and to use, market, distribute and sell fibrin sealants, and any improvements thereto. The fibrin sealant product is currently in Phase III clinical trials. The Company is not devoting a significant amount of resources to commercializing this product and does not expect the product to have a material effect on sales or earnings of the Company in the future.

13. Charge Related to Product Recall

      On April 16, 1999, the Company initiated a voluntary recall of lots of PLAS+SD which were found to contain a heightened presence of parvovirus B-19. This recall, which was a precautionary measure, was completed on May 12, 1999. In the accompanying statements of operations for fiscal year 1999, the charge related to product recall of $2.6 million includes the write-off of inventory lots with heightened levels of parvovirus B-19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive distributor of PLAS+SD, the Red Cross. Costs associated with idle production facilities during the recall period, in the amount of $0.3 million, are included in cost of sales. At January 1, 2000, substantially all of the recall costs have been spent.

      Since the initial recall, the Company has developed and validated a process to screen untreated plasma for parvovirus B-19 prior to commencing the manufacturing process. This screening uses an experimental, highly sensitive Polymerase Chain Reaction (PCR) test in order to ensure that this virus is below specified laboratory levels. The Company has applied to the FDA for a parvovirus B-19 label claim based on this process with approval expected in 2000.

14. Related-Party Transactions

License Agreements

      The Company's predecessor, Melville Biologics, Inc., was formed more than 15 years ago by New York Blood Center, Inc. (NYBC), a world leader in research and development in the fields of hematology and transfusion medicine, to process plasma fractions and derivatives, and to facilitate its research efforts. Effective January 1, 1995, pursuant to a transfer agreement between the Company and the NYBC, the NYBC transferred to the Company substantially all of the assets of the predecessor Company, including a cGMP manufacturing facility used primarily to produce plasma fractions and related operating and product licenses and certain other specified tangible and intangible assets, as well as various contracts and the assumption of certain obligations of the NYBC related to such assets and contracts. As a result of its spin-off from the NYBC, the Company became the licensee of a substantial portfolio of patents and patent applications held by the NYBC, including those related to the use of the SD viral inactivation technology. In exchange for these net assets, the NYBC received all of the issued and outstanding common stock of the Company. Under the various licenses with NYBC, the Company has been granted exclusive and non-exclusive worldwide rights to the NYBC patents relating to viral inactivation and other technologies. The Company also has rights of first negotiation for the license to any NYBC improvements not otherwise exclusively licensed in the field of viral inactivation for use with certain products, as defined.

      Under the license agreements, the Company is required to pay royalties to the NYBC on the Company's revenues derived from the use of these licenses, as defined. The Company is required to pay aggregate minimum royalties to maintain its exclusive licenses of $1.5 million in fiscal year 1999, $2.2 million in fiscal year 2000, $2.4 million in fiscal year 2001 and $2.8 million in each year thereafter. Royalty and milestone payments in the amount of $1.7 million were payable to the NYBC for fiscal year 1999, $1 million were payable fiscal year 1998, while $0.6 million were payable to the NYBC in 1997, of which $0.3 million was paid in cash and the balance paid pursuant to a stock purchase agreement, whereby the Company issued 35,778 shares of common stock to the NYBC. The Company also is required to meet certain research and development milestones, as defined, to maintain its exclusive licenses. Further, the Company is required to spend minimum annual amounts towards the further development, evaluation and registration of products, as defined. If minimum royalties are nor paid or if any milestone is not met, as defined for a given country, the NYBC may terminate the license for that country and may terminate other such licenses if the licenses in all covered countries have been individually terminated.

      The NYBC may terminate any license by reasonable notice if the Company fails to cure a breach, conform to government regulations, or sell products within a specified number of years, as defined. Upon termination, all rights revert to the NYBC. The Company is currently in compliance with all such obligations and covenants.

Other Services

      The NYBC sponsors certain scientific research at the Company. NYBC payments of $45,000, $96,000 and $104,000 for the fiscal years 1999, 1998 and 1997, respectively, have been netted against research and development expenses in the accompanying statements of operations.

      Ampersand, a venture capital Company and major shareholder of the Company, has provided certain management advisory services to the Company, including the provision of an interim Chief Executive Officer during fiscal 1998. Amounts payable to Ampersand for such services totaled $0.2 million in that year.

      The Company purchased approximately $0.8 million and $1.1 million of production related materials and supplies from Pall for the fiscal years 1999 and 1998, respectively.

15. Supplemental Disclosure of Cash Flow Information

      Information on cash paid for interest and non-cash investing and financing activities are as follows:

                                                                1999          1998         1997
                                                                ----          ----         ----
Cash paid during the year for interest                        $1,022,000   $1,560,000   $1,511,000
Income taxes paid during the year                                 12,000        7,000        4,000
Non-cash investing and financing activities:
   Note receivable from stockholder                                   --           --      $35,000
   Conversion of notes payable to capital lease obligations           --           --   $2,847,000
   Debt financing costs included in accounts
     payable or accrued expenses                                      --           --     $170,000

Capital Improvements and equipment costs
   included in property, plant and equipment and
   accounts payable or accrued expenses                       $45,422        $410,000      $47,000

Issuance of common stock to New York
   Blood Center in satisfaction of obligation                      --         300,000           --

16. Profit Sharing 401(k) Plan

      Effective January 1, 1995, the Company established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company accrued a contribution of $0.2 million for fiscal year 1999. Employer contributions were not made during the fiscal years ended 1998 or 1997. The Company adopted the Pentose 401(k) savings plan at the time of the merger. Substantially all of the employees of Pentose are eligible to participate in this plan. The Company contributed $1,645 for the Pentose 401(k) Plan from the date of the merger to January 1, 2000. It is the Company's intention to consolidate the two 401(k) plans in 2000.

17. Commitments and Contingencies

Lease Commitments

Future minimum lease payments under non-cancellable operating leases at January 1, 2000 are as follows:

                2000                         1,355,000
                2001                         1,085,000
                2002                         1,078,000
                2003                         1,109,000
                2004                           939,000

      The Company leases its office facilities and certain equipment under non-cancellable operating leases. Rent expense was approximately $.4 million for each of the fiscal years 1999, 1998 and 1997.

Litigation

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

      On March 23, 1998, the Company received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the Justice Department) as part of the Justice Department's investigation into possible antitrust violations in the sale, marketing and distribution of blood products. A CID is a formal request for information and a customary initial step of any Justice Department investigation. The Justice Department is permitted to issue a CD to anyone whom the Justice Department believes may have information relevant to an investigation. Therefore, the receipt of a CID does not mean that the recipient is the target of an investigation, nor does it presuppose that there is a probable cause to believe that a violation of the antitrust laws has occurred or that any formal complaint ultimately will be filed. During 1999, the Company was notified through its attorneys that the Justice Department has concluded its investigation with no action and the file was officially closed.

      On August 27, 1998, the Appellate Division of the Supreme Court of New York awarded the Company a summary judgment against its insurance carrier, reversing a lower court decision which denied the Company's previous claim for recovery of costs incurred in 1996 as a result of a plasma processing loss. The Company recorded a special charge in 1996 to recognize reimbursement due to Bayer Corporation for the plasma loss ($4.1 million) and to write off processing costs ($1 million). The Company had filed a claim with the insurer to recover these and related costs. On October 27, 1998, the insurance carrier filed a motion to appeal the decision of the Appellate Court. Such appeal was subsequently rejected. The insurance carrier subsequently took its appeal to the New York Court of Appeals which declined to hear the matter. The case was returned to the New York Supreme Court for assessment of damages. In December 1999, a negotiated settlement was reached with the insurance carrier under which the Company received a cash payment of $3.5 million.

18. Quarterly Financial Data (Unaudited, in thousands, except per share data)

-------------------------------------------------------------------------------------------------------
Fiscal 1999 Quarter Ended            January 1, 2000     October 2, 1999(1) July 3, 1999  April 3, 1999


Product sales                                 $11,427            $10,502        $9,352        $11,142
Less ANRC incentive program                        --             (4,500)           --             --
                                             --------    -     ---------        ------       --------
   Net sales                                   11,427              6,002         9,352         11,142
Gross margin (loss) from product sales          4,367               (294)        4,026          5,082
Net income (loss)                             (28,950)            (5,826)       (3,168)           615
Earnings (loss) per share:
   Basic and diluted                            (1.78)             (0.47)        (0.25)          0.05

----------------------------------------------------------------------------------------------------
Fiscal 1998 Quarter Ended             January 2, 1999    October 3, 1998  July 4, 1998  April 4, 1998

Product sales                                 $10,028            $11,660        $7,946         $4,121
Gross margin (loss) from product sales          4,091              3,842         2,583           (621)
Net income (loss)                               1,025                486        (1,696)        (6.215)
Earnings (loss) per share:
    Basic and diluted                            0.08               0.04         (0.18)         (0.76)
------------------------------------------------------------------------------------------------------

----------
(1) The Company restated its financial statements for the quarter ended October 2, 1999 to reflect the Red Cross incentive program (see Note 12) cost of $4.5 million. The effect of the restatement was to increase the loss by $4.5 million, or $0.36 per share.

    Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

19. New Accounting Pronouncements

      On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB101A, which amends the implementation date for SAB 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.