Form 10-Q
period 2000-04-01
V I TECHNOLOGIES INC
filed 2000-05-04
CIK 1040017

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----
            SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 1, 2000


     _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


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

              134 Coolidge Avenue, Watertown, Massachusetts 02472
              ---------------------------------------------------
              (Address of principal executive offices)(Zip code)

      Registrant's telephone number, including area code: (617) 926-1551

    Former address for fiscal year 1999:  155 Duryea Rd., Melville, NY 11747

  ______________________________________________________________________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  (X)              No  ( )

  The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 2000

          Title of Class                                    Shares Outstanding
     Common Stock, $.01 par value                                19,838,019

                           V. I. TECHNOLOGIES, INC.

                                     INDEX



PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----

Item 1.        Financial Statements:

               Condensed balance sheets at April 1, 2000
               and January 1, 2000                                             3

               Condensed statements of operations for
               the quarters ended April 1, 2000 and April 3, 1999              4

               Condensed statement of stockholders' equity for the
               quarter ended April 1, 2000                                     5

               Condensed statements of cash flows for the quarters
               ended April 1, 2000 and April 3, 1999                           6

               Notes to condensed financial statements                         7



Item 2.        Management's Discussion and Analysis of                        10
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                      13

Item 6.        Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                    14

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)

                                                                   April 1,
                                                                     2000                 January 1,
                                                                  (Unaudited)                2000
                                                                  -----------             ----------
                                              ASSETS
Current assets:

 Cash and cash equivalents                                          $ 18,972               $ 26,886
 Trade receivables `                                                   7,345                  4,596
 Other receivables, net                                                  834                    536
 Inventory                                                             3,116                  2,744
 Prepaid expenses and other current assets                               926                    924
                                                                    --------               --------
   Total current assets                                               31,193                 35,686

Property, plant and equipment, net                                    39,240                 37,520
Intangible assets, net                                                 4,162                  4,251
Other assets, net                                                        588                    641
                                                                    --------               --------
   Total assets                                                     $ 75,183               $ 78,098
                                                                    ========               ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                  $  2,687               $  2,687
 Current portion of capital lease obligations                          1,677                  1,488
 Accounts payable and accrued expenses                                 8,883                 10,351
 Due to related parties                                                  282                    486
                                                                    --------               --------
   Total current liabilities                                          13,529                 15,012

Long-term debt, less current portion                                   2,016                  2,688
Capital lease obligations, less current portion                        1,858                  2,448
Advances from customer                                                 2,635                  2,565
                                                                    --------               --------
   Total liabilities                                                  20,038                 22,713
                                                                    --------               --------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  1,000,000 at April 1, 2000 and January 1, 2000;
  no shares issued and outstanding                                         -                      -
 Common stock, par value $.01 per share; authorized 35,000,000 shares; issued and outstanding 19,855,341 at April 1, 2000 and
  19,536,263 at January 1, 2000                                          198                    195
 Additional paid-in-capital                                          125,908                125,583
 Accumulated deficit                                                 (70,961)               (70,393)
                                                                    --------               --------
   Total stockholders' equity                                         55,145                 55,385
                                                                    --------               --------
   Total liabilities and stockholders' equity                       $ 75,183               $ 78,098
                                                                    ========               ========

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)



                                                             Quarter Ended
                                                           April 1,   April 3,
                                                            2000        1999
                                                           -------------------

Revenue                                                    $10,800     $11,142
ANRC Incentive Program                                         565           -
                                                           -------     -------
Net revenue                                                 11,365      11,142

Costs and expenses:
   Cost of sales                                             7,077       6,060
   Research and development, net                             2,398       2,011
   Selling, general and administrative expenses              2,487       2,493
                                                           -------     -------
Total operating costs and expenses                          11,962      10,564
                                                           -------     -------

Income (loss) from operations                                 (597)        578

Interest income, net                                            29          37
                                                           -------     -------

Net income (loss)                                          $  (568)    $   615
                                                           =======     =======

Basic and diluted net income (loss) per share              $ (0.03)    $  0.05
                                                           =======     =======

Weighted average shares used in calculation of:
   Basic earnings (loss) per share                          19,702      12,406
   Diluted earnings (loss) per share                        19,702      12,913

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                      Common        Common        Additional
                                                       Stock        Stock           Paid-In       Accumulated     Stockholders'
                                                      (Shares)     (Amount)         Capital         Deficit           Equity
                                                    -----------   -----------     -----------     -----------     ------------
Balance at January 1, 2000                           19,536,263          $195        $125,583        $(70,393)         $55,385

Issuance of shares of common stock upon
   exercise of stock options                            319,078             3             325                              328
Net loss                                                      -             -               -            (568)            (568)
                                                    -----------   -----------     -----------     -----------     ------------
Balance at April 1, 2000                             19,855,341          $198        $125,908        $(70,961)         $55,145
                                                    ===========   ===========     ===========     ===========     ============

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  Quarter Ended
                                                                              April 1,      April 3
                                                                                2000          1999
                                                                              --------      --------
Cash flows from operating activities:
 Net income (loss)                                                            $   (568)      $   615
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                   975           775
   Compensation expense in connection with acceleration of
    option vesting                                                                   -             4
   Accretion of interest on customer advance                                        70            70
  Changes in operating accounts:
   Trade receivables                                                            (2,748)        1,954
   Other receivables, net                                                         (298)         (243)
   Due to/from related parties                                                   2,267          (205)
   Inventory                                                                      (372)           (3)
   Prepaid expenses and other current assets                                        50           207
   Accounts payable and accrued expenses                                        (3,939)       (1,063)
                                                                               -------       -------

Net cash provided by (used in) operating activities                             (4,563)        2,111
                                                                               -------       -------

Cash flows from investing activities:
  Additions to property, plant and equipment                                    (2,606)       (1,608)
                                                                               -------       -------

Net cash from investing activities                                              (2,606)       (1,608)
                                                                               -------       -------

Cash flows used in financing activities:
  Net proceeds from issuance of common stock                                       328           149
  Principal repayment of long-term debt                                           (672)         (672)
  Principal repayment of capital lease obligations                                (401)         (300)
                                                                               -------       -------
Net cash used in financing activities                                             (745)         (823)
                                                                               -------       -------
Net decrease in cash and cash equivalents                                       (7,914)         (320)

Cash and cash equivalents at beginning of year                                  26,886        35,265
                                                                               -------       -------
Cash and cash equivalents at end of period                                     $18,972       $34,945
                                                                               =======       =======

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

Presentation of Fiscal Years

     For presentation purposes, the years ended December 30, 2000 and January 1, 2000 are referred to as fiscal years 2000 and 1999, respectively.

Revenue Recognition

     Revenue from plasma fractionation processing and the production of PLAS+SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. The Company's agreement with the Red Cross provides that the Red Cross is obligated to pay for the amount of PLAS+SD specified in its annual purchase order even if the Red Cross is unable to supply sufficient quantities of plasma for processing. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations.

     The Company's plasma fractionation processing revenues are principally derived from Bayer, while PLAS+SD is sold to the Red Cross for subsequent distribution to hospitals and other medical facilities. For the first quarter of fiscal year 2000, revenue derived from sale of products to Bayer and the Red Cross each amounted to 49% of total revenue. At April 1, 2000, amounts owed from Bayer and Red Cross amounted to 32% and 68%, respectively, of net trade receivables. For the first quarter of fiscal year 1999, revenue derived from sale of products to Bayer and the Red Cross amounted to approximately 43% and 57%, respectively, of total revenue.

Research and Development

     All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaborative agreements is recognized as an offset to research and development costs in the period in which the eligible costs are incurred by the Company. Such reimbursement totaled $0.5 million and $0.9 million for the quarter ended April 1, 2000 and April 3, 1999, respectively.


2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants calculated using the "treasury stock" method. Earnings (loss) per share for the quarter ended April 1, 2000 do not include the assumed exercise of stock options and warrants because the effect of such inclusion would be antidilutive. As of April 1, 2000, the Company had 2,057,178 options and warrants outstanding.

3.   Inventory

  Inventory consists of the following components:

                                                 April 1, 2000   January 1, 2000
                                                 -------------   ---------------

          Work-in-process                               $  641            $  799
          Resin                                          1,506               891
          Supplies                                         969             1,054
                                                        ------            ------
                                                        $3,116            $2,744
                                                        ======            ======

4.   American National Red Cross Sales (ANRC) Incentive Program

     During fiscal year 1999, the Company recorded a charge in the amount of $4.5 million recognizing the estimated cost of its commitment to support a Red Cross Sales Incentive Program designed to promote usage of PLAS+SD and to reduce Red Cross product inventory levels. The charge was based on the Company's projection of Red Cross' sales to end customers during the one-year period of the incentive plan ending September 30, 2000. As of April 1, 2000, the projected cost of the program was reassessed in light of recent sales information and based on expected sales by the Red Cross during the incentive period, the Company recorded a reduction from the original cost estimate. The reduction in the incentive accrual of $0.6 million was recorded in the quarter ended April 1, 2000 as an increase to net revenues.


5.   New York Blood Center Agreement

     In February 2000, the Company and New York Blood Center (NYBC) entered into an agreement to increase the market share of PLAS+SD in the New York area. The agreement provides for payments to the NYBC for the year ended December 31, 2000 based on market penetration and the success of other marketing initiatives by the NYBC. The Company accrued $70,000 as of April 1, 2000 for this incentive program which is included in selling, general and administrative expenses in the statement of operations for the quarter ended April 1, 2000.


6.   Pentose Merger

     On November 12, 1999, the Company completed the merger with Pentose Pharmaceuticals, Inc., a Delaware corporation ("Pentose"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. Under the terms of the merger, 6,443,731 shares of common stock of the Company were issued in exchange for all of the outstanding Pentose common and preferred stock.

     In July 1999, in anticipation of the merger with Pentose, the Company recorded a research and development charge of $2.3 million for severance and other integration related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions of the Company's employees and facilities. Details of amounts included in accounts payable and accrued expenses and the disbursements for the first quarter are as follows:


                                       Balance                    Balance
                                   January 1, 2000  Disbursed  April 1, 2000
                                   ---------------  ---------  -------------
     Employee severance and
           related costs                  $448,000   $ 50,000       $398,000
     Facility related cost                 300,000    269,000         31,000
                                          --------   --------       --------
                                          $748,000   $319,000       $429,000
                                          ========   ========       ========

7. Subsequent Event: Amersham Pharmacia Biotech Patent and Know-how License Agreement

     On April 6, 2000, the Company entered into a worldwide license and distribution agreement with Amersham Pharmacia Biotech, the life science business of Nycomed Amersham plc. Under the agreement, Amersham Pharmacia Biotech will exclusively market and distribute the Company's INACTINE(TM) pathogen inactivation technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. VITEX retains all rights for the INACTINE(TM) technology with regard to blood components such as red cells, platelets and plasma.

     Under terms of the agreement, the Company will receive a $1 million up-front payment in May 2000, additional payments totaling $1.5 million subject to certain product testing and FDA approval milestones, and a percentage royalty based on net sales made by Amersham which incorporate the INACTINE technology. The Company will provide Amersham with technical support, training and conduct research and development projects as directed by Amersham during the term of the agreement.


8.   New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB 101A, which amends the implementation date for SAB 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     V.I. Technologies, Inc. ("the Company" or "VITEX"(TM), a trademark and trade name of V.I. Technologies, Inc.) is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

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

The Company has several important pathogen inactivated blood product candidates under development. These include:

 . Red Blood Cell Concentrate (RBCC) Systems. The Company's INACTINE technology was approved by the FDA to commence clinical trials as a viral inactivation system for RBCC's, the most frequently transfused blood product. In pre-clinical studies, INACTINE have demonstrated a broad spectrum of viral inactivation, including both enveloped and non-enveloped viruses, while having no effect on the therapeutic properties of the RBCC. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE treated-RBCC: a marketing and distribution agreement with Pall, and a contract development and manufacturing agreement with Haemonetics Corporation.

 . Universal PLAS+(R)SD - Universal PLAS+SD is the next generation of PLAS+SD, the Company's virally inactivated transfusion plasma. Universal PLAS+SD provides the advantages of PLAS+SD; the first pharmaceutical grade virally inactivated blood product approved by the FDA, with an additional safety enhancement. Universal PLAS+SD as its name implies is expected to be safely transfused to any patient without the need to match donor and recipient blood type. Universal PLAS+SD has the added benefit of simplifying blood bank logistics and reducing the community and hospital blood bank inventory costs. Universal plasma is the first product to use the Company's affinity chromatography technology. In the first quarter of 2000, VITEX received approval and initiated a Phase III pivotal clinical trial. VITEX already has in place a distribution agreement for PLAS+SD with the American National Red Cross (Red Cross), an organization responsible for distributing 45% of the U.S. blood supply. Under that agreement, the Red Cross has a right of first offer to distribute the product when it is approved by the FDA.

 . Universal PLAS+SD II - Universal PLAS+SD II is intended to improve upon
  Universal PLAS+SD by adding additional methods of viral inactivation to inactivate both enveloped and non-enveloped viruses. The Company intends to file an IND in late 2000 or early 2001 to initiate a clinical trial for this product.

 . Platelet Concentrates - The Company has a development program in the pre-clinical stage to commercialize INACTINE-treated platelet concentrates. This product would deliver the broad spectrum of viral inactivation while preserving the critical therapeutic function of platelets. The Company hopes to file an IND to commence a human clinical trial of INACTINE-treated platelets in late 2000 or early 2001.

The Company currently manufactures two human therapeutic products:

 . PLAS+(R)SD - The Company has entered into a collaboration agreement with the Red Cross whereby the Red Cross is the exclusive distributor of VITEX's PLAS+SD in North America. PLAS+SD, the first of VITEX's virally inactivated products, received marketing clearance from the FDA on May 6, 1998. Commercial scale production and sale of PLAS+SD began in June 1998.

 . VITEX Plasma Fractions. The Company supplies Plasma Fractions primarily to
  Bayer Corporation ("Bayer") under a collaboration arrangement. The Company utilizes a combination of fractionation procedures to separate and purify the protein components of plasma. The plasma fractions are further processed by its customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications.


Results of Operations

Net revenue

     Net revenue increased by 2% or $0.2 million to $11.4 million for the quarter ended April 1, 2000, compared to the previous year's first quarter. The increase included a $0.6 million credit resulting from the reduction of a reserve established for the ANRC Incentive Program. The reserve was recorded in 1999 in the amount of $4.5 million to recognize the Company's financial support to a Sales Incentive Program of the Red Cross designed to promote usage of PLAS+SD and to reduce Red Cross inventory levels. During the first fiscal quarter of 2000, the reserve was reassessed in light of recent sales information, resulting in the downward adjustment. Excluding the effects of the reduction of the reserve, net revenues declined modestly due to the effects of reduced plasma supply from the Red Cross, offset by increased fractionation production volume. The Company is discussing with the Red Cross the contractual implication of reduced plasma supply.

Cost of Sales

     Cost of sales was $7.1 million for the quarter, compared to $6.1 million for the first quarter of fiscal 1999. Gross margins were 34% and 46% for the respective fiscal 2000 and 1999 first quarters. The margin reduction was attributable to higher cost of sales for PLAS+SD and reflects lower absorption of fixed costs due to lower processing volumes and the cost of Polymerase Chain Reaction (PCR) testing for parvovirus B-19 which was introduced in the second quarter of fiscal year 1999.


Research and Development

     Research and development costs increased 19% or $0.4 million to $2.4 million for the first quarter, compared to $2.0 million for the first quarter of 1999. This increase reflects increased spending on the INACTINE viral inactivation program for red blood cells which is in Phase I clinical trials and the initiation of Phase III pivotal clinical trials for Universal PLAS+SD. The INACTINE technology was acquired by the Company in connection with the Company's merger with Pentose in November 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were essentially flat at $2.5 million for quarters ended April 1, 2000 and April 3, 1999.


Liquidity and Capital Resources

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the sale of VITEX Plasma Fractions which are sold primarily to Bayer and PLAS+SD which is sold to the Red Cross. The Company also receives research and development funding under a collaboration agreement with Pall Corporation. At April 1, 2000, the Company had working capital of $17.7 million, including cash and cash equivalents of $19 million, compared to working capital of $20.7 million, including cash and cash equivalents of $26.9 million at January 1, 2000.

     During the quarter ended April 1, 2000, the Company consumed $4.6 million of cash in operations, compared to $2.1 million of cash generated from operations during the quarter ended April 3, 1999. This change was primarily due to an increase in Red Cross receivables on sales of PLAS+SD based on the timing of payments received as specified in the Red Cross Agreement, as amended, and to a reduction in accounts payable and accrued expense balances as a result of payments and the adjustment to the ANRC Incentive Program. Cash used in investing activities of $2.6 million during the quarter reflected construction spending at the Company's new R&D center in

Watertown, MA, and its new PCR testing laboratory in Melville. Financing activities used cash of $0.7 million including scheduled repayment of long-term debt and capital leases totaling $1.1 million.

     The Company and the Red Cross have each committed to spend minimum amounts for marketing PLAS+SD during the two-year period ending September 30, 2000. The Company's spending commitment is largely satisfied by the cost of its sales force established in December 1998 to support the Red Cross in promoting product awareness and accelerating market penetration. The Company may either terminate the Red Cross Agreement in its entirety or convert the exclusive rights of the Red Cross to non-exclusive rights if the stated minimum purchase requirements are not met by the Red Cross. In addition, the failure to achieve certain end-user sales levels could result in the termination of the Red Cross Agreement effective June 30, 2000 by either the Red Cross or the Company. Although the current level of sales by the Red Cross to end users is below the required levels, management believes that the Red Cross will continue to provide plasma under the purchase order placed by the Red Cross for the period ending September 30, 2000. The termination of the Red Cross Agreement by either the Red Cross or the Company would have a materiel adverse effect on the Company's future results of operations and cash flows.

     The Company believes that its existing funds and funds expected to be generated from operations will be sufficient to meet cash requirements in the foreseeable future.

New Accounting Pronouncement

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB 101A, which amends the implementation date for SAB 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company has filed with the Securities and Exchange Commission pursuant to the Exchange Act, including its annual report on Form 10-K for the year ended January 1, 2000.

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (d) Use of proceeds information is provided herewith in connection with the Company's initial public offering ("the offering"). The Company's Registration Statement on Form S-1 (File No. 333-46933) was declared effective by the Securities and Exchange Commission on June 9, 1998. The first closing for the Offering was held on July 15, 1998. The Offering was terminated.

     In the Offering, the Company sold in its two closings, an aggregate of 3,325,000 shares (with an aggregate offering price to the public of ($39,900,000) out of the 3,450,000 shares of Common Stock (with an aggregate offering price of $41,400,000) registered in the Offering. The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc. After expenses, the Company's net proceeds from the offering were $35,868,000. The Company has utilized these proceeds to: (i) fund capital investments, primarily for improvements and expansion of its manufacturing facility ($8,300,000), (ii) fund research and development projects ($8,200,000),
(iii) repay debt ($3,700,000) and (iv) fund PLAS+SD marketing, selling and manufacturing operations ($1,900,000). The Company will continue to use the remaining net proceeds to fund costs associated with the marketing and distribution of PLAS+SD, clinical trials, research and development and capital investments, including the expansion of the manufacturing facility and other general corporate purposes. Unused proceeds of the Offering are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

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

     10.1 Indenture of lease made and entered into as of August 4, 1999 by and between Pentose Pharmaceuticals, Inc. ("Tenant") and Coolidge Partners, LLC ("Landlord").

     27.1   Financial Data Schedule.

     (b)    Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended April 1, 2000.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        V.I. TECHNOLOGIES, INC.
                                        ------------------------------------
                                        (Registrant)



Date:  May 4, 2000                      /s/ John R. Barr
------------------                      ------------------------------------
                                        John R. Barr
                                        President, Chief Executive Officer




Date:  May 4, 2000                      /s/ Thomas T. Higgins
------------------                      ------------------------------------
                                        Thomas T. Higgins
                                        Executive Vice President, Operations
                                        and Chief Financial Officer