Form 10-Q
period 2000-07-01
V I TECHNOLOGIES INC
filed 2000-08-15
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended July 1, 2000


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

   Former address for fiscal year 1999:  155 Duryea Road, Melville, NY 11747


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   (X)         No   ( )

  The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 2000

             Title of Class                  Shares Outstanding
     Common Stock, $.01 par value                19,873,783

                            V. I. TECHNOLOGIES, INC.

                                     INDEX


PART I.                               FINANCIAL INFORMATION                               PAGE
                                                                                          ----

Item 1.               Financial Statements:

                      Condensed balance sheets at July 1, 2000
                      and January 1, 2000                                                    3

                      Condensed statements of operations for
                      the thirteen and twenty-six weeks ended July 1, 2000
                      and July 3, 1999                                                       4

                      Condensed statement of stockholders' equity for the
                      twenty-six weeks ended July 1, 2000                                    5

                      Condensed statements of cash flows for the
                      twenty-six weeks ended July 1, 2000 and July 3, 1999                   6

                      Notes to condensed financial statements                                7

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         10

PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                             13

Item 3                Quantitative and Qualitative disclosures about                        13
                      market risk

Item 4                Submission of Matters to a vote of security holders                   13

Item 6.               Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                                  15

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)

                                                           July 1,                January 1,
                                                            2000                     2000
                                                         (Unaudited)              (Audited)
                                                         ------------           ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                              $    11,986            $    26,886
   Trade receivables                                            6,666                  4,596
   Other receivables, net                                       1,111                    536
   Inventory                                                    3,289                  2,744
   Prepaid expenses and other current assets                      848                    924
                                                          -----------            -----------
      Total current assets                                     23,900                 35,686

Property, plant and equipment, net                             40,022                 37,520
Intangible assets, net                                          4,073                  4,251
Other assets, net                                                 535                    641
                                                          -----------            -----------
      Total assets                                        $    68,530            $    78,098
                                                          ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $     2,687            $     2,687
   Current portion of capital lease obligations                 1,677                  1,488
   Accounts payable and accrued expenses                        6,746                 10,351
   Deferred revenue                                               364                      -
   Due to related parties                                         286                    486
                                                          -----------            -----------
      Total current liabilities                                11,760                 15,012

Deferred revenue                                                  545                      -
Long-term debt, less current portion                            1,344                  2,688
Capital lease obligations, less current portion                 1,445                  2,448
Advances from customer                                          2,845                  2,565
                                                          -----------            -----------
      Total liabilities                                        17,939                 22,713
                                                          -----------            -----------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
      1,000,000 at July 1, 2000 and January 1, 2000;
      no shares issued and outstanding                              -                      -
   Common stock, par value $.01 per share; authorized
      35,000,000 shares; issued and outstanding 19,887,282
      at July 1,2000 and                                          199                    195
      19,536,263 at January 1, 2000
   Additional paid-in-capital                                 126,068                125,583
   Accumulated deficit                                        (75,676)               (70,393)
                                                          -----------            -----------
      Total stockholders' equity                               50,591                 55,385
                                                          -----------            -----------
      Total liabilities and stockholders' equity          $    68,530            $    78,098
                                                          ===========            ===========

     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)

                                                        Thirteen Weeks Ended                        Twenty-Six Weeks Ended
                                                     July 1,              July 3,                 July 1,              July 3,
                                                      2000                 1999                    2000                1999
                                                   ------------------------------             ---------------------------------
Revenue                                            $   7,875           $    9,352             $    18,675          $     20,494
ANRC Incentive Program                                   666                    -                   1,231                     -
                                                   ---------           ----------             -----------          ------------
Net revenue                                            8,541                9,352                  19,906          $     20,494

Costs and expenses:
      Cost of sales                                    7,263                5,326                  14,340                11,386
      Research and development, net                    3,447                2,104                   5,844                 4,115
      Selling, general and administrative expenses     2,925                2,496                   5,413                 4,989
      Charge related to product recall                     -                2,645                       -                 2,645
                                                   ---------           ----------             -----------          ------------
Total operating costs and expenses                    13,635               12,571                  25,597                23,135
                                                   ---------           ----------             -----------          ------------

Loss from operations                                  (5,094)              (3,219)                 (5,691)               (2,641)

Interest (expense) income, net                           (23)                  51                       6                    88
Discount on advances from customer                       402                    -                     402                     -
                                                   ---------           ----------             -----------          ------------
          Total other income                             379                   51                     408                    88
                                                   ---------           ----------             -----------          ------------
Net loss                                             ($4,715)             ($3,168)                ($5,283)              ($2,553)
                                                   =========           ==========             ===========          ============

Basic and diluted net loss per share                  ($0.24)              ($0.25)                 ($0.27)               ($0.21)
                                                   =========           ==========             ===========          ============

Weighted average shares used in calculation
      of basic and diluted net loss per share       19,872               12,435                  19,786                12,421

     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                              Common           Common           Additional
                                              Stock             Stock             Paid-In          Accumulated         Stockholders'
                                             (Shares)          (Amount)           Capital            Deficit               Equity
                                         --------------    --------------    ---------------   -----------------    ---------------
Balance at January 1, 2000                   19,536,263    $          195    $       125,583    $        (70,393)   $        55,385


Issuance of shares of common stock
 upon exercise of stock options                 351,019                 4                485                   -                489

Net loss                                              -                 -                  -              (5,283)            (5,283)
                                         --------------    --------------    ---------------   -----------------    ---------------
Balance at July 1, 2000                      19,887,282    $          199    $       126,068   $         (75,676)   $        50,591
                                         ==============    ==============    ===============   =================    ===============

     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         Twenty-six Weeks Ended
                                                                         July 1,         July 3,
                                                                          2000            1999
                                                                      ---------------------------
Cash flows used in operating activities:
 Net loss                                                                ($5,283)         ($2,553)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                           2,113            1,551
   Discount on  advances from customer                                      (402)               -
   Compensation expense in connection with acceleration of
         option vesting                                                        -                4
   Accretion of interest on customer advance                                 139              140
  Changes in operating accounts:
   Trade receivables                                                      (2,070)          (2,013)
   Other receivables, net                                                   (575)            (244)
   Due to/from related parties                                              (200)             221
   Inventory                                                                (545)            (586)
   Prepaid expenses and other current assets                                 182              116
   Deferred revenue                                                          909                -
   Accounts payable and accrued expenses                                  (3,063)           1,413
                                                                      ---------------------------
Net cash used in operating activities                                     (8,795)          (1,951)
                                                                      ---------------------------
Cash flows used in investing activities:
 Additions to property, plant and equipment                               (4,437)          (4,150)
                                                                      ---------------------------
Net cash used in investing activities                                     (4,437)          (4,150)
                                                                      ---------------------------

Cash flows used in financing activities:
 Proceeds from issuance of common stock upon exercise
         of options                                                          489              262
 Principal repayment of long-term debt                                    (1,344)          (1,344)
 Principal repayment of capital lease obligations                           (813)            (612)
                                                                      ---------------------------
Net cash used in financing activities                                     (1,668)          (1,694)
                                                                      ---------------------------

Net decrease in cash and cash equivalents                                (14,900)          (7,795)

Cash and cash equivalents at beginning of year                            26,886           35,265
                                                                      ---------------------------
Cash and cash equivalents at end of period                            $   11,986        $  27,470
                                                                      ===========================

Supplemental disclosure of cash flow information:
Deferral of incentive program cost                                    $      543        $       -
                                                                      ===========================

     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

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

     Non-refundable, up-front payments received under the Company's collaboration agreements are deferred and recognized in income over the period in which the Company provides the related services.

     The Company's plasma fractionation processing revenues are principally derived from Bayer, while PLAS+SD is sold to the Red Cross for subsequent distribution to hospitals and other medical facilities. For the thirteen weeks ended July 1, 2000, revenue derived from the sale of products to Bayer and the Red Cross amounted to 84% and 14%, respectively, of net revenues, compared to 54% and 46%, respectively, for the same period of 1999. For the twenty-six weeks ended July 1, 2000, revenue derived from sale of products to Bayer and the Red Cross amounted to 65% and 33%, respectively, compared to 48% and 52%, respectively, for the same period of 1999. At July 1, 2000, amounts owed from Bayer and the Red Cross amounted to 55% and 45%, respectively, of net trade receivables.

Research and Development

     All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaboration agreements, is recognized as an offset to research and development
costs in the period in which the eligible costs are incurred.   Such
reimbursement totaled $0.9 million and $0.4 million for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively, and $1.4 million for both the six months ended July 1, 2000 and July 3, 1999.

2.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants calculated using the "treasury stock" method. Loss per share for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 do not include the assumed exercise of stock options and warrants because the effect of such inclusion would be antidilutive. As of July 1, 2000, the Company had 2,479,349 options and warrants outstanding.

3.   Inventory

  Inventory consists of the following components:

                                          July 1, 2000      January 1, 2000
                                         ---------------  -------------------

      Work-in-process                       $  595,000         $  799,000
      Resin                                  1,583,000            891,000
      Supplies                               1,111,000          1,054,000
                                            ----------         ----------
                                            $3,289,000         $2,744,000
                                            ==========         ==========


4.   American National Red Cross Agreement and Subsequent Event

     Effective April 3, 2000, the Company and the Red Cross amended the terms of their supply agreement. The revised Agreement has a six-year term and new minimum volumes and pricing. These are reflected in the results for the quarter ended July 1, 2000. In addition, the Agreement specified that the previously announced sales incentive program would terminate as of July 1, 2000 and that 50% of the incentives earned by the Red Cross in that quarter, estimated at $0.5 million, would be added to the outstanding Red Cross customer advance of $3.0 million. The revised balance would be scheduled for a single payment one year after FDA licensure of Universal PLAS+SD. To reflect the revised payment schedule, the new balance of the customer advance of $3.5 million, which is non-interest bearing, was discounted to net present value at 8% resulting in a gain of $0.4 million. The Company also recognized a credit of $0.7 million equal to the unused balance of accrued costs for the sales incentive program remaining upon termination of the program. The new agreement also covers the processing of Universal PLAS+SD if and when the FDA approves such product. The revised agreement includes market performance criteria that, if not met, allow either party to exit the agreement no earlier than July 1, 2001. Such market performance criteria include minimum sales levels of PLAS+SD; minimal amounts of plasma to be provided by the Red Cross to the Company for processing; and target dates for Universal PLAS+SD related to the filing of a BLA and approval by the FDA for marketing.

     Subsequent to the end of the quarter, the Company took steps to reduce its workforce to better align its production capability to the expected production requirements under the Red Cross Agreement. Severance and other costs estimated at $1.0 million will be recognized in the third quarter.

5.  New York Blood Center Agreement

     In February 2000, the Company and New York Blood Center (NYBC) entered into an agreement to increase the market share of PLAS+SD in the New York area. The agreement provides for marketing support payments to the NYBC through February 2001 based on market penetration and the success of other marketing initiatives by the NYBC. The Company had accrued $0.2 million as of July 1, 2000 for this incentive program.

6.  Pentose Merger

     On November 12, 1999, the Company completed the merger with Pentose Pharmaceuticals, Inc., a Delaware corporation ("Pentose"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. Under the terms of the merger, 6,443,731 shares of common stock of the Company were issued in exchange for all of the outstanding shares of Pentose common and preferred stock.

     In July 1999, in anticipation of the merger with Pentose, the Company recorded a research and development charge of $2.3 million for severance and other integration related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions of the Company's employees and facilities. Details of amounts included in accounts payable and accrued expenses and the disbursements for the twenty-six weeks ended July 1, 2000 are as follows:

                                  January 1, 2000    Disbursed    July 1, 2000
                                  ---------------    ---------    ------------

     Employee severance and
        related costs                 $448,000        $267,000     $181,000
     Facility related cost             300,000         300,000            -
                                      --------        --------     --------
                                      $748,000        $567,000     $181,000
                                      ========        ========     ========


7.    Amersham Pharmacia Biotech Patent and Know-how License Agreement

     On April 6, 2000, the Company entered into a worldwide license and distribution agreement with Amersham Pharmacia Biotech, the life science business of Nycomed Amersham plc. Under the agreement, Amersham Pharmacia Biotech will exclusively market and distribute the Company's INACTINETM pathogen inactivation technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. VITEX retains all rights for the marketing and distribution of the INACTINETM technology with regard to blood components such as red cells, platelets and plasma.

     Under terms of the agreement, the Company received a non-refundable $1.0 million up-front payment in May 2000, and should receive additional payments totaling $1.5 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by Amersham which incorporate the INACTINE technology. The Company will provide Amersham with technical support, training and conduct research and development projects as directed by Amersham during the ten-year term of the agreement. The Company will amortize the up-front payment over 2.75 years which represents the estimated period from receipt of the up-front payment to the expected date of FDA approval, during which period the Company will expend the majority of its research and development efforts. In the second fiscal quarter of 2000, the Company recognized revenue of $.09 million of the up-front payment and the balance of $.9 million is reflected as deferred revenue in the accompanying balance sheet as of July 1, 2000.

8.   New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -"Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research arrangement. SAB
No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company believes it is in compliance with the provisions of SAB No. 101; however, a final determination will be made prior to the effective date of the pronouncement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     V.I. Technologies, Inc. ("the Company" or "VITEX"TM, a trademark and trade name of V.I. Technologies, Inc.) is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses such as hepatitis A virus ("HAV") and parvovirus and other known and unknown pathogens.

  The Company's mission is to achieve the global availability of the safest blood products using its proprietary pathogen viral inactivation systems. To achieve this objective, VITEX intends to:

     . exploit its leading portfolio of pathogen inactivation technologies; and . develop, through partnerships, the worldwide infrastructure to manufacture and distribute the safest blood products.

The Company has several important pathogen inactivated blood product candidates under development. These include:

 . Red Blood Cell Concentrate (RBCC) Systems. The Company's INACTINE technology was approved by the FDA to commence clinical trials as a viral inactivation system for RBCC's, the most frequently transfused blood product. Phase I clinical trials are underway and should conclude in the fourth quarter. In pre-clinical studies, INACTINE has demonstrated a broad spectrum of viral inactivation, including both enveloped and non-enveloped viruses and bacterial kill, while having no effect on the therapeutic properties of the RBCC. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE treated-RBCC: a marketing and distribution agreement with Pall, and a contract development and manufacturing agreement with Haemonetics Corporation.

 .  Universal PLAS+SD - Universal PLAS+SD is the next generation of PLAS+SD, the
   Company's virally inactivated transfusion plasma. Universal PLAS+SD provides the advantages of PLAS+SD; the first pharmaceutical-grade virally inactivated blood product approved by the FDA, with an additional safety enhancement. Universal PLAS+SD, as its name implies, is expected to be safely transfused to any patient without the need to match donor and recipient blood type. Phase III pivotal clinical trials are underway and the trial is scheduled for completion at the end of 2000. VITEX has in place a distribution agreement for PLAS+SD and Universal PLAS+SD with the American National Red Cross (Red Cross), an organization responsible for distributing 45% of the U.S. blood supply.

 .  Universal PLAS+SD II - Universal PLAS+SD II is intended to improve upon
   Universal PLAS+SD by adding additional methods of viral inactivation to inactivate both enveloped and non-enveloped viruses. The Company hopes to file an IND in 2001 to initiate a clinical trial for this product.

 . Platelet Concentrates - The Company has a development program in the pre-clinical stage to commercialize INACTINE-treated platelet concentrates. This product would deliver the broad spectrum of viral inactivation while preserving the critical therapeutic function of platelets. The Company hopes to file an IND to commence a human clinical trial of INACTINE-treated platelets in 2001.

The Company currently manufactures two human therapeutic products:

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

 . PLAS+SD - The Company has a collaboration agreement with the Red Cross granting the Red Cross exclusive distribution rights of VITEX's PLAS+SD in North America. PLAS+SD, the first of VITEX's FDA approved virally inactivated products, received marketing clearance from the FDA on May 6, 1998.

Results of Operations

Net Revenue

     Net revenue was $8.5 million in the second quarter of 2000, compared to $9.4 million during the second quarter of fiscal 1999. For the twenty-six weeks ended July 1, 2000, net revenue was $19.9 million versus $20.5 million in the 1999 period. Revenue from the plasma fractionation business grew as a result of an expansion of the Company's fractionation facilities in 1999. PLAS+SD volumes and revenues declined due to a reduction in plasma supply from the Red Cross under the terms of the distribution agreement with the Red Cross during the thirteen and twenty-six week periods, which was amended during the second quarter. The revised Agreement is extended for six years, covers Universal PLAS+SD, new pricing and lower minimum volumes, and market performance criteria which, if not met, allow either party to exit the agreement. Such market performance criteria include minimum sales levels of PLAS+SD; minimal amounts of plasma to be provided by the Red Cross to VITEX for processing; and target dates for Universal PLAS+SD related to filing of a BLA and approval by the FDA for marketing. Leading up to the launch of Universal PLAS+SD, the Company will schedule production of PLAS+SD to manage inventory levels and prepare for the launch of Universal PLAS+SD. Net revenue also included credits of $0.7 million and $1.2 million, respectively, for the thirteen and twenty-six weeks ended July 1, 2000 as the Company revised its cost estimates under the previously announced Red Cross Sales Incentive Program. This program ended as of July 1, 2000 and the remaining reserve balance of $.7 million was credited to income.

Cost of Sales

     Cost of sales was $7.3 million for the second quarter of 2000, compared to $5.3 million for the second quarter of fiscal 1999. For the twenty-six week periods, cost of sales was $14.3 million in 2000 and $11.4 million in 1999. Cost of sales for the thirteen and twenty-six week periods of 2000 for the plasma fractionation business grew as a result of the 1999 capacity expansion. PLAS+SD cost of sales increased reflecting lower volumes and lower absorption of fixed costs for the second quarter of 2000. In conjunction with the amended Red Cross Agreement and subsequent to July 1, 2000, the Company reduced its plasma operations workforce to lower manufacturing costs and to better match its production capacity to the expected Red Cross processing volumes. The severance and other costs related to the workforce reduction are estimated at $1.0 million and will be included in the third quarter results.

Research and Development

     Research and development costs increased 64% or $1.3 million to $3.4 million for the second quarter of 2000, over the second quarter of 1999. For the twenty-six weeks ended July 1, 2000, research and development costs increased to $5.8 million from $4.1 million in the comparable 1999 period. This reflects the overall acceleration of the Company's research efforts and specifically the increased spending on the INACTINE red cell viral inactivation program, which is in Phase I clinical trials, and the cost of Universal Phase III clinical trials. The Company expects that research and development spending will continue to increase in future periods.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $0.4 million in the second quarter of 2000 to $2.9 million versus the second quarter of 1999. The comparable year to date periods also showed a modest increase of $0.4 million in 2000 over 1999.

Liquidity and Capital Resources

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the sale of VITEX Plasma Fractions, which are sold primarily to Bayer, and PLAS+SD, which is sold to the Red Cross. The Company receives research and development funding under a collaboration agreement with Pall Corporation. At July 1, 2000, the Company had working capital of $12.1 million, including cash and cash equivalents of $12.0 million, compared to working capital of $20.7 million, including cash and cash equivalents of $26.9 million at January 1, 2000.

     During the twenty-six weeks ended July 1, 2000, the Company's cash position was reduced by $14.9 million due to: capital expenditures of $4.4 million, primarily for the Company's new R&D facility in Watertown, MA and its PCR testing laboratory in Melville; $2.2 million for scheduled debt repayments; and the second quarter operating loss combined with changes in working capital of $8.8 million. Lower PLAS+SD revenues under the revised Red Cross Agreement was the principal cause of the operating loss. During the second quarter of fiscal 2000, the Company received an up-front payment of $1.0 million from Amersham Pharmacia Biotech in connection with a worldwide license and distribution agreement.

     Plasma operations will continue to generate cash to partially offset research and development and support costs. A combination of the Company's cash position, projected cash flows from operations, research and development funding by Pall Corporation and expected equity milestones from Pall Corporation totaling $8.0 million are expected to be sufficient to meet the Company's cash requirements over the next year.

New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -"Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research arrangement. SAB
No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company believes it is in compliance with the provisions of SAB No. 101; however, a final determination will be made prior to the effective date of the pronouncement.

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

     In the Offering, the Company sold in its two closings, an aggregate of 3,325,000 shares (with an aggregate-offering price to the public of $39.9 million) out of the 3,450,000 shares of Common Stock (with an aggregate-offering price of $41.4 million) registered in the Offering. The managing underwriters of the Offering were Cowen & Company and SBC Warburg Dillon Read, Inc. After expenses, the Company's net proceeds from the offering were $35.9 million. The Company has utilized these proceeds to: (i) fund capital investments, primarily for improvements and expansion of its manufacturing facility ($16.9 million),
(ii) fund research and development projects ($13.4 million), (iii) repay debt ($3.7 million) and (iv) fund PLAS+SD marketing ($1.9 million).

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 26, 2000 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were approved:

     1. The election of Jeremy Hayward-Surry, Peter D. Parker and Damion E. Wicker as Class II Directors of the Company to serve until the 2003 Annual Meeting of Stockholders. 14,299,117 shares of Common stock were voted for the election of Mr. Hayward-Surry, Mr. Parker, and Mr. Wicker. 204,650 shares were withheld for the election of Mr. Hayward-Surry, Mr. Parker and Mr. Wicker.

     2. An amendment to the Company's 1998 Equity Incentive Plan (the "1998 Equity Plan") which increased the maximum number of shares of the Company's common stock for which options may be granted under the 1998 Equity Plan from 2,400,000 to 3,000,000 shares. 12,820,217 shares of Common Stock were voted for such amendment and 1,678,782 shares of Common Stock were voted against such amendment and 4,768 shares of Common Stock abstained from the vote. No shares of common stock were subject to non-votes.

     3. The ratification of the appointment of KPMG LLP as the Company's independent accountants for the current fiscal year. 14,495,446 shares of Common Stock were voted for such ratification, 1,900 shares of Common Stock were voted against such ratification and 6,421 shares of Common Stock were abstained from the vote. No shares of Common Stock were subject to non-votes.

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

     10.1 The Amendment to the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement by and between the Company and American National Red Cross

     27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended July 1, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   V.I. TECHNOLOGIES, INC.
                                   -----------------------------
                                   (Registrant)



Date:  August 14, 2000             /s/ John R. Barr
-------------------------          -----------------------------
                                   John R. Barr
                                   President, Chief Executive Officer



Date:  August 14, 2000             /s/ Thomas T. Higgins
-------------------------          ---------------------
                                   Thomas T. Higgins
                                   Executive Vice President, Operations
                                   and Chief Financial Officer