Form 10-Q
period 2000-09-30
V I TECHNOLOGIES INC
filed 2000-11-14
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


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

                  Yes   (X)                          No   ( )

  The number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 2000

            Title of Class                           Shares Outstanding
     Common Stock, $.01 par value                    19,932,930

                            V. I. TECHNOLOGIES, INC.

                                     INDEX



PART I.               FINANCIAL INFORMATION                                               PAGE
                                                                                          ----

Item 1.               Financial Statements:

                      Condensed balance sheets at September 30, 2000
                      and January 1, 2000                                                    3

                      Condensed statements of operations for
                      the thirteen and thirty-nine weeks ended September
                      30, 2000 and October 2, 1999                                           4

                      Condensed statement of stockholders' equity for the
                      thirty-nine weeks ended September 30, 2000                             5

                      Condensed statements of cash flows for the
                      thirty-nine weeks ended September 30, 2000 and
                      October 2, 1999                                                        6

                      Notes to condensed financial statements                                7

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         10

Item 3 Quantitative and Qualitative disclosures about market risk


PART II.              OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                                  15



PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            V. I. TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                          SEPTEMBER 30,            JANUARY 1,
                                                               2000                   2000
                                                           (UNAUDITED)             (AUDITED)
                                                           -----------             ---------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                 $ 11,539               $ 26,886
   Trade receivables                                            4,493                  4,596
   Other receivables, net                                       1,087                    536
   Inventory                                                    2,970                  2,744
   Prepaid expenses and other current assets                      896                    924
                                                          -----------            -----------
      Total current assets                                     20,985                 35,686

Property, plant and equipment, net                             39,650                 37,520
Intangible assets, net                                          3,984                  4,251
Other assets, net                                                 516                    641
                                                          -----------            -----------
      Total assets                                           $ 65,135               $ 78,098
                                                          ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $  2,687               $  2,687
   Current portion of capital lease obligations                 1,677                  1,488
   Accounts payable and accrued expenses                        8,861                 10,351
   Deferred revenue                                               649                      -
   Due to related parties                                         170                    486
                                                          -----------            -----------
      Total current liabilities                                14,044                 15,012

Deferred revenue                                                  651                      -
Long-term debt, less current portion                              672                  2,688
Capital lease obligations, less current portion                 1,020                  2,448
Advances from customer                                          2,904                  2,565
                                                          -----------            -----------
      Total liabilities                                        19,291                 22,713
                                                          -----------            -----------


Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 1,000,000 at September 30, 2000
      and January 1, 2000; no shares issued and
      outstanding                                                   -                      -
   Common stock, par value $.01 per share; authorized
      35,000,000 shares; issued and outstanding
      19,931,016 at September 30, 2000 and
      19,536,263 at January 1, 2000                               199                    195
   Additional paid-in-capital                                 126,205                125,583
   Accumulated deficit                                        (80,560)               (70,393)
                                                          -----------            -----------
      Total stockholders' equity                               45,844                 55,385
                                                          -----------            -----------
      Total liabilities and stockholders' equity             $ 65,135               $ 78,098
                                                          ===========            ===========



     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                    THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                                 SEPT.  30,        OCT. 2,                 SEPT. 30,              OCT. 2,
                                                   2000             1999                     2000                 1999
                                            ------------------------------------         -------------------------------------
Revenue                                            $  8,543             $ 10,502               $  27,218              $ 30,996
ANRC Incentive Program                                    -               (4,500)                  1,231                (4,500)
                                            ---------------      ---------------         ---------------      ----------------
Net revenue                                           8,543                6,002                  28,449              $ 26,496

Costs and expenses:
   Cost of sales                                      7,044                6,296                  21,384                17,683
   Research and development, net                      3,523                  913                   9,367                 5,024
   Selling, general and administrative expenses       2,800                2,330                   8,214                 7,322
   Charge related to R&D restructuring                    -                2,338                       -                 2,338
   Charge related to product recall                       -                    -                       -                 2,645
                                            ---------------      ---------------         ---------------      ----------------
Total operating costs and expenses                   13,367               11,877                  38,965                35,012
                                            ---------------      ---------------         ---------------      ----------------

Loss from operations                                 (4,824)              (5,875)                (10,516)               (8,516)

Interest (expense) income, net                          (59)                  49                     (53)                  137
Discount on advances from customer                        -                    -                     402                     -
                                            ---------------      ---------------         ---------------      ----------------
          Total other income                            (59)                  49                     349                   137
                                            ---------------      ---------------         ---------------      ----------------

Net loss                                            ($4,883)             ($5,826)               ($10,167)              ($8,379)
                                            ===============      ===============         ===============      ================


Basic and diluted net loss per share                 ($0.25)              ($0.47)                 ($0.51)               ($0.67)
                                            ===============      ===============         ===============      ================

Weighted average shares used in
 calculation of basic and diluted
 net loss per share                                  19,900               12,476                  19,824                12,439




     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (UNAUDITED)



                                                                           ADDITIONAL
                                      COMMON STOCK      COMMON STOCK         PAID-IN          ACCUMULATED         STOCKHOLDERS'
                                        (SHARES)          (AMOUNT)           CAPITAL            DEFICIT               EQUITY
                                    --------------    --------------    ---------------   -----------------    -----------------

Balance at January 1, 2000              19,536,263              $195           $125,583            ($70,393)            $ 55,385


Issuance of shares of common stock
 upon exercise of stock options            394,753                 4                622                   -                  626

Net loss                                         -                 -                  -             (10,167)             (10,167)
                                    --------------    --------------    ---------------   -----------------    -----------------

Balance at September 30, 2000           19,931,016              $199           $126,205            ($80,560)            $ 45,844
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

                            V. I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                     SEPT, 30,         OCT. 2,
                                                                       2000             1999
                                                                 --------------------------------
Cash flows used in operating activities:
 Net loss                                                               $(10,167)         $(8,379)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                           3,225            2,356
   Discount on advances from customer                                       (402)               -
   Compensation expense in connection with acceleration of
      option vesting                                                           -                4
   Accretion of interest on customer advance                                 199              139
 Changes in operating accounts:
   Trade receivables                                                         103           (5,014)
   Other receivables, net                                                   (551)            (121)
   Due to/from related parties                                              (316)             264
   Inventory                                                                (226)             (57)
   Prepaid expenses and other current assets                                 153             (655)
   Deferred revenue                                                        1,300                -
   Accounts payable and accrued expenses                                    (948)           7,481
                                                                 --------------------------------

Net cash used in operating activities                                     (7,630)          (3,982)
                                                                 --------------------------------

Cash flows used in investing activities:
 Additions to property, plant and equipment                               (5,088)          (6,524)
                                                                 --------------------------------

Net cash used in investing activities                                     (5,088)          (6,524)
                                                                 --------------------------------

Cash flows used in financing activities:
 Proceeds from issuance of common stock upon exercise
      of options                                                             626              362
 Principal repayment of long-term debt                                    (2,016)          (2,015)
 Principal repayment of capital lease obligations                         (1,239)            (934)
                                                                 --------------------------------

Net cash used in financing activities                                     (2,629)          (2,587)
                                                                 --------------------------------

Net decrease in cash and cash equivalents                                (15,347)         (13,093)

Cash and cash equivalents at beginning of year                            26,886           35,265
                                                                 --------------------------------

Cash and cash equivalents at end of period                             $  11,539         $ 22,172
                                                                 ================================

Supplemental disclosure of cash flow information:
Deferral of incentive program cost                                     $     542         $      -
                                                                 ================================



     The accompanying notes are an integral part of the condensed financial statements.

                            V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

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

     The Company's plasma fractionation processing revenues are principally derived from Bayer, while PLAS+SD is sold to the Red Cross for subsequent distribution to hospitals and other medical facilities. For the thirteen weeks ended September 30, 2000, revenue derived from the sale of products to Bayer and the Red Cross amounted to 74% and 25%, respectively, of net revenues, compared to 36% and 61%, respectively, for the same period of 1999. For the thirty-nine weeks ended September 30, 2000, revenue derived from sale of products to Bayer and the Red Cross amounted to 66% and 33%, respectively, compared to 43% and 55%, respectively, for the same period of 1999. At September 30, 2000, amounts owed from Bayer and the Red Cross amounted to 32% and 68%, respectively, of net trade receivables.


Research and Development

  All research and development costs are charged to operations as incurred. Reimbursement for research and development costs incurred in accordance with collaboration agreements, is recognized as an offset to research and development
costs in the period in which the eligible costs are incurred.   Such
reimbursement totaled $1.0 million and $0.2 million for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively, and $2.3 million and $1.5 million for both the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.


2.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants calculated using the "treasury stock" method. Loss per share for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 do not include the assumed exercise of stock options and warrants because the effect of such inclusion would be antidilutive. As of September 30, 2000, the Company had 2,365,210 options and warrants outstanding.

3.    INVENTORY

  Inventory consists of the following components:

                                                                      September 30, 2000          January 1, 2000
                                                                      ------------------       ------------------

      Work-in-process                                                         $  286,000               $  799,000
      Resin                                                                    1,583,000                  891,000
      Supplies                                                                 1,100,000                1,054,000
                                                                              ----------               ----------
                                                                              $2,969,000               $2,744,000
                                                                              ==========               ==========


4.  AMERICAN NATIONAL RED CROSS AGREEMENT

     Effective April 3, 2000, the Company and the Red Cross amended the terms of their supply agreement. The revised Agreement has a six-year term and new minimum volumes and pricing. These are reflected in the results for the thirty-nine weeks ended September 30, 2000. In addition, the Agreement specified that the previously announced sales incentive program would terminate as of July 1, 2000 and that 50% of the incentives earned by the Red Cross in that quarter, estimated at $.5 million, would be added to the outstanding Red Cross customer advance of $3.0 million. The revised balance would be scheduled for a single payment one year after FDA licensure of Universal PLAS+SD. To reflect the revised payment schedule, the new balance of the customer advance of $3.5 million, which is non-interest bearing, was discounted to net present value at 8% resulting in a gain of $.4 million in the second quarter. The new agreement also covers the processing of Universal PLAS+SD if and when the FDA approves such product. The revised agreement includes market performance criteria that, if not met, allow either party to exit the agreement no earlier than July 1, 2001. Such market performance criteria include minimum sales levels of PLAS+SD; minimal amounts of plasma to be provided by the Red Cross to the Company for processing; and target dates for Universal PLAS+SD related to the filing of a BLA and approval by the FDA for marketing. For the thirty-nine weeks ended September 30, 2000, the Company recognized credits of $1.2 million related to the sales incentive program, which consisted of $.7 million recognized in the second quarter of 2000, upon termination of the program, and $.5 million in the first quarter of 2000 upon revised program cost estimates.

     In July 2000, the Company took steps to reduce its workforce by 41 employees to better align its production capability to the expected production requirements under the Red Cross Agreement. Severance costs of the workforce reduction amounting to $0.7 million were recognized during the thirteen weeks ended September 30, 2000 of which $.6 million is included in cost of sales and $.1 million is included in selling, general and administrative expenses. As of September 30, 2000 the remaining accrual balance was $.3 million.


5.  NEW YORK BLOOD CENTER AGREEMENT

     In February 2000, the Company and New York Blood Center (NYBC) entered into an agreement to increase the market share of PLAS+SD in the New York area. The agreement provides for marketing support payments to the NYBC through February 2001 based on market penetration and the success of other marketing initiatives by the NYBC. Through September 30, 2000 the Company had made payments to NYBC totaling $.15 million and accrued $0.3 million as of that date for this incentive program. Costs of the program are included in selling, general and administrative expenses in the accompanying condensed statement of operations.

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

     In July 1999, in anticipation of the merger with Pentose, the Company recorded a research and development charge of $2.3 million for severance and other integration related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions of the Company's employees and facilities. As of September 30, 2000, the remaining accrual was $.15 million, representing benefit costs.

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

     Under terms of the agreement, the Company received a non-refundable $1.0 million up-front payment in May 2000; a second, non-refundable milestone payment of $0.5 million was received in September 2000. The Company could also receive further payments of $1.0 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by Amersham which incorporate the INACTINE technology. The Company will provide Amersham with technical support, training and conduct research and development projects as directed by Amersham during the ten-year term of the agreement. The Company is amortizing the up-front payment and milestone payment, over the estimated period from receipt of the payments to the expected date of FDA approval, which is approximately 30 months from the date the agreement was signed, during which period the Company will expend the majority of its research and development efforts. For the thirteen and thirty-nine weeks ended September 30, 2000, the Company recognized revenue of $0.1 million and $0.2 million, respectively, from these payments and the balance of $1.3 million is reflected as deferred revenue in the accompanying balance sheet as of September 30, 2000.


8.  NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -"Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company believes it is in compliance with the provisions of SAB No. 101; however, a final determination will be made prior to the effective date of the pronouncement.

9.  ETHANOL USAGE TAX CONTINGENCY

     The Company uses ethanol as a concentration agent in its plasma fractionation process and in column regeneration for PLAS+SD process. Ethanol has been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms since 1998. While the Bureau has not yet acted upon this application, it recently initiated its review and requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax on October 2, 2000 while the review is proceeding.

     It is the intention of the Company to work with the Bureau to resolve this matter in the near future. In the event of a determination that the Company is not eligible for tax exemption, management believes, upon consultation with counsel, that it would be entitled to a drawback arrangement that is available to certain industrial users of ethanol. The effect of this would be recovery of the majority of excise taxes paid and a minor effect on manufacturing costs. Further, management believes that, in the event it is not granted tax exempt status, retrospective costs, if any, would not be material to the Company's financial condition or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     V.I. Technologies, Inc. ("the Company" or "VITEX"TM, a trademark and trade name of V.I. Technologies, Inc.) is a leading developer of a broad portfolio of blood products and systems which use its proprietary pathogen inactivation technologies. The Company's technologies are intended to address the risks of viral, bacterial and other pathogen contamination in blood products, including plasma, plasma derivatives, red blood cells and platelets. Viral inactivation processes have the potential to eliminate viruses that are enveloped by lipid membranes, such as hepatitis B virus ("HBV"), hepatitis C virus ("HCV") and HIV, the virus that causes AIDS, and non-enveloped viruses, such as hepatitis A virus ("HAV") and parvovirus, and other known and unknown pathogens.

  The Company's mission is to achieve the global availability of the safest blood products using its proprietary pathogen viral inactivation systems. To achieve this objective, VITEX intends to:

 .  exploit its leading portfolio of pathogen inactivation technologies; and

 . develop, through strategic collaborations, the worldwide infrastructure to manufacture and distribute the safest blood products.

  The Company has several important pathogen inactivated blood product candidates under development. These include:

 . Red Blood Cell Concentrate (RBCC) Systems. The Company's INACTINE technology is in the midst of FDA approved clinical trial program, as a viral inactivation system for RBCC's, the most frequently transfused blood product. Phase I clinical trials are completed and are expected to be reported publicly in Q4. The Company recently received FDA approval to move into Phase II clinical trials. These trials will commence in November 2000.

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

 .  Universal PLAS+SD - Universal PLAS+SD is the next generation of PLAS+SD, the
   Company's virally inactivated transfusion plasma. Universal PLAS+SD is the first application of the Company's second major product platform, affinity purification. The Company is actively working to extend this technology for the removal of other targeted pathogens in blood products. Universal PLAS+SD provides the advantages of PLAS+SD; the first pharmaceutical-grade virally inactivated blood product approved by the FDA, with an additional safety enhancement. Universal PLAS+SD, as its name implies, is expected to be safely transfused to any patient without the need to match donor and recipient blood type. Phase III pivotal clinical trials are underway and enrollment is targeted to be complete before year-end. The results of this trial will serve as a basis for a BLA application in the first quarter of 2001. VITEX has a distribution agreement for PLAS+SD and Universal PLAS+SD with the American National Red Cross (Red Cross), an organization responsible for distributing 45% of the U.S. blood supply.

 . Platelet Concentrates - The Company has a development program in the pre-clinical stage to commercialize INACTINE-treated platelet concentrates. This product would deliver the broad spectrum of viral inactivation while preserving the critical therapeutic function of platelets. The Company hopes to start in 2001 pre-clinical testing of a spectrum compound from the INACTINE family for platelet pathogen inactivation.

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

RESULTS OF OPERATIONS

Net Revenue

     Net revenue was $8.5 million for the third quarter of 2000, compared to $6.0 million for the third quarter of fiscal 1999. For the thirty-nine weeks ended September 30, 2000, net revenue was $28.4 million versus $26.5 million in the 1999 period. Revenue from the plasma fractionation business grew as a result of an expansion of the Company's fractionation facilities in 1999. PLAS+SD volumes and revenues declined during the quarter and year to date period due to a reduction in plasma supply from the Red Cross under the terms of the Red Cross Distribution Agreement, which was amended as of the second quarter of fiscal year 2000. During the third quarter, the Red Cross supplied less plasma than specified in the revised agreement. The revised Agreement runs for six years, covers Universal PLAS+SD, new pricing and lower minimum volumes, and market performance criteria which, if not met, allow either party to exit the agreement. Such market performance criteria include minimum sales levels of PLAS+SD; minimal amounts of plasma to be provided by the Red Cross to VITEX for processing; and target dates for Universal PLAS+SD related to filing of a BLA and approval by the FDA for marketing. Net revenue also included credits of $1.2 million for the thirty-nine weeks ended September 30, 2000 as the Company revised its cost estimates under the previously announced Red Cross Sales Incentive Program which ended as of July 1, 2000. In the thirty-nine weeks ended October 2, 1999, the Company recorded a charge of $4.5 million for the anticipated cost of the program.

Cost of Sales

     Cost of sales was $7.0 million for the third quarter of 2000, compared to $6.3 million for the third quarter of fiscal 1999. For the thirty-nine week periods, cost of sales was $21.4 million in 2000 and $17.7 million in 1999. Cost of sales in the quarter and year to date period for the plasma fractionation business grew as a result of the 1999 capacity expansion. PLAS+SD cost of sales as a percentage of net revenue increased reflecting lower volumes and lower absorption of fixed costs. In conjunction with the amended Red Cross Agreement on July 1, 2000, the Company reduced its plasma operations workforce by 41 employees to lower manufacturing costs and to better match its production capacity to the expected Red Cross processing volumes. Severance and other costs related to the workforce reduction amounted to $0.6 million and are included in the third quarter cost of sales. As of September 30, 2000, the remaining accrual balance was $.3 million.

Research and Development

     Research and development costs increased to $3.5 million for the third quarter of 2000 in comparison with $0.9 million in the comparable 1999 quarter. For the thirty-nine weeks ended September 30, 2000, research and development costs increased to $9.4 million from $5.0 million in 1999. This reflects the overall acceleration of the Company's research efforts and specifically the increased spending on the INACTINE red cell viral inactivation program now entering Phase II clinical trials as well as the cost of Universal PLAS+SD Phase III clinical trials. Research and development expenses of $0.9 million in the third quarter of 1999 were at an abnormally low level as the Company initiated a restructuring of its research program in anticipation of its merger with Pentose. The Company expects that research and development spending will continue to increase in future periods.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $0.5 million in the third quarter of 2000 to $2.8 million versus the third quarter of 1999. The increase in costs encompasses the July 2000 workforce reduction in selling and administrative areas as well as NYBC marketing support costs. The comparable year to date periods showed an increase of $0.9 million in 2000 over 1999 reflecting the costs of staff reductions and increased PLAS+SD product marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the sale of VITEX Plasma Fractions, which are sold primarily to Bayer, and PLAS+SD, which is sold to the Red Cross. The Company receives research and development funding under a collaboration agreement with Pall Corporation. At September 30, 2000, the Company had working capital of $6.9 million, including cash and cash equivalents of $11.5 million, compared to working capital of $20.7 million, including cash and cash equivalents of $26.9 million at January 1, 2000.

  During the thirty-nine weeks ended September 30, 2000, the Company's cash position was reduced by $15.3 million due to: capital expenditures of $5.1 million, primarily for the Company's new R&D facility in Watertown, MA and its PCR testing laboratory in Melville; $3.2 million for scheduled debt repayments; and the year to date operating loss combined with changes in working capital of $7.6 million. Lower PLAS+SD revenue under the revised Red Cross Agreement and increased research and development spending were the principal causes of the operating loss. The Company received payments totaling $1.5 million from Amersham Pharmacia Biotech in fiscal 2000 in connection with a worldwide license and distribution agreement.

    The Company is evaluating several alternative funding strategies to increase the resources available to its research and development efforts. These strategies, if executed, could have an effect on the Company's available cash resources, future operating results, financial condition and per share results. A combination of the Company's cash position, new funding, projected cash flows from operations, research and development funding by Pall Corporation and expected equity milestones from Pall Corporation totaling $8.0 million are expected to be sufficient to meet the Company's cash requirements over the next year.

     As discussed in note 9 to the condensed financial statements, the Company began to pay federal excise taxes as a result of its use of ethanol for plasma processing in October 2000. The Company has applied to the U.S. Bureau of Alcohol, Tobacco and Firearms for an exemption to pay excise tax. In the event the Company is not granted tax exempt status, the Company believes it would be entitled to a duty drawback arrangement that is available to certain industrial users of ethanol. Until the Company is granted either a tax exemption or allowed to file drawback claims, the imposition of the excise tax will result in cash outflows of approximately $.5 million per month.


NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -"Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaboration with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company believes it is in compliance with the provisions of SAB No. 101; however, a final determination will be made prior to the effective date of the pronouncement.


FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical information, provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability and FDA approval of new products, market acceptance of the Company's products, and the impacts of competitive products and pricing. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          V.I. TECHNOLOGIES, INC.
          -----------------------
          (Registrant)



Date:  November 14, 2000        /s/ John R. Barr
------------------------        ----------------
                                John R. Barr
                                President, Chief Executive Officer




Date:  November 14, 2000        /s/ Thomas T. Higgins
------------------------        ---------------------
                                Thomas T. Higgins
                                Executive Vice President, Operations
                                and Chief Financial Officer