Form 10-K405
period 2000-12-30
V I TECHNOLOGIES INC
filed 2001-03-14
CIK 1040017

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 30, 2000

                                      or

         ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-24241

                            V.I. TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                         11-3238476
 ---------------------------------                        ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                     134 Coolidge Ave, Watertown, MA 02472
                     -------------------------------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on March 9, 2001 as reported on the NASDAQ National Market, was approximately $34,020,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity outstanding.

                                  22,464,554
      (Number of shares of common stock outstanding as of March, 9, 2001)

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of December 30, 2000, are incorporated by reference into Part III of this Report.

                                     INDEX

PART I
            Item 1.       Business
                           The Company                                                                     1
                           Recent Developments                                                             2
                           Background                                                                      2
                           The Blood Components Market                                                     3
                           The Plasma Derivatives Market                                                   3
                           Challenges Facing the Blood Products Market                                     4
                           Risks of Viral Infection from Blood Transfusions                                4
                           Approaches to Safety of the Blood Supply                                        5
                           Products and Product Development                                                6
                           Red Blood Cell Concentrates                                                     6
                           Transfusion Plasma                                                              8
                           Plasma Derivatives                                                              8
                           Pathogen Inactivation Technology Platforms                                      9
                           Strategic Collaborations                                                        9
                           Manufacturing and Supply                                                       11
                           Sales, Marketing and Distribution                                              11
                           Patents, Licenses and Proprietary Rights                                       12
                           Competition                                                                    13
                           Government Regulation                                                          13
                           Health Care Reimbursement                                                      15
                           Research and Development                                                       15
                           Environment Regulation; Use of Hazardous Substances                            16
                           Customers                                                                      16
                           Employees                                                                      16

            Item 2.       Properties                                                                      17

            Item 3.       Legal Proceedings                                                               17

            Item 4.       Submission of Matters to a Vote of Security Holders                             17

PART II
            Item 5.       Market for Registrant's Common Equity and Related Stockholder
                          Matters                                                                         18


            Item 6.       Selected Financial Data                                                         19

            Item 7        Management's Discussion and Analysis of Financial Condition and                 21
                          Results of Operations

            Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                      28
            Item 8.       Financial Statements and Supplementary Data                                     29
            Item 9.       Changes and Disagreements with Accountants on Accounting and
                          Financial Disclosure                                                            29


PART III
            Item 10.      Directors and Executive Officers of the Registrant                              30

            Item 11.      Executive Compensation                                                          30

            Item 12.      Security Ownership of Certain Beneficial Owners and Management                  30

            Item 13.      Certain Relationships and Related Transactions                                  30

Part IV
            Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                31

            Signatures                                                                                    34

                                    PART I

Item 1.  BUSINESS

The Company

     V.I. Technologies, Inc. ("the Company" and "VITEX"(TM), a trademark and trade name of V.I. Technologies, Inc.) is the premier developer of innovative biotech products designed to ensure a safer transfusion blood supply. The Company's expertise in nucleic acid chemistry has produced INACTINE(TM) Pathogen Inactivation, a revolutionary technology that inactivates blood-borne pathogens. The INACTINE(TM) Pathogen Inactivation red blood cell product, currently in a Phase II clinical trial, is designed to inactivate pathogens contained in red blood cells, the largest transfusion market segment. Universal PLAS+SD, currently in Phase III clinical trials, is the initial product from VITEX's Affinity Purification technology platform. The Company maintains development and commercialization partnerships with Pall Corporation, Amersham Pharmacia Biotech, Haemonetics, Inc., the American National Red Cross and Bayer Corporation. VITEX is headquartered in Watertown, Massachusetts and was incorporated in Delaware in December 1992.

     The Company's mission is to achieve the global availability of the safest blood products. Its business strategy is to leverage its outstanding portfolio of technologies and strong scientific team to be the market leader in providing innovative pathogen inactivation solutions for blood products worldwide. Key elements of that strategy include:

     Establish Clear Product Superiority. INACTINE(TM) compounds have been shown to inactivate all classes of viruses and bacteria. Studies are underway to demonstrate the inactivation of parasites. The results of VITEX's Phase I red blood cell clinical trial which were presented at the Annual Meeting of the American Society of Hematologists in December 2000, demonstrated that the key therapeutic properties of red blood cells are not affected by treatment with INACTINE(TM). The Company's exclusive system for removing INACTINE(TM) at the end of the treatment process is also expected to help establish a significant margin of safety for the patient.

     Be First to Market in the Largest Segment. VITEX's INACTINE(TM) red blood cell program is the most clinically advanced in the red blood cell field. Red blood cells are the largest segment of the transfusion blood components market, which is estimated at $2.2 billion annually.

     Build Strong Partnerships. VITEX has established commercialization partnerships for INACTINE(TM) with Pall Corporation ("Pall") and Amersham Pharmacia Biotech ("APB"). The Company also has a technical collaboration with Haemonetics, Inc. ("Haemonetics") for the red blood cell program. Collectively, these partnerships are critical to helping VITEX advance its lead program through development to product launch and maximizing the sales potential of the product within the red blood cell transfusion marketplace. The Company has ongoing commercial relationships with Bayer Corporation and the American National Red Cross ("Red Cross").

     Provide the Broadest Spectrum of Pathogen Inactivation and Removal. Universal PLAS+SD uses proprietary ligands attached to affinity columns to remove the antibodies that make plasma type specific. This technology has potential application in other areas of pathogen removal including prions, the agent responsible for 'mad cow disease' and the human version variant Creutzfeldt-Jakob Disease ("vCJD"). Affinity Purification technology complements the pathogen inactivation capabilities of INACTINE(TM) chemistry.

     Fully Exploit the Technology Portfolio. The Company intends to extend the technology platforms to other blood products such as plasma and platelets.

The Company's two significant pathogen inactivation technology platforms are:

 . INACTINES(TM) - The Company's INACTINE(TM) technology was approved by the FDA to commence a Phase II clinical trial in 2000 for red blood cells and establishes VITEX as the leader in the race to commercialize pathogen inactivation technology for red blood cells concentrates ("RBCC"). In pre-clinical studies, INACTINE(TM) has demonstrated a broad spectrum of pathogen inactivation, including both enveloped and non-enveloped viruses and bacteria while having minimal effect on the therapeutic properties of the red blood cells. The Phase I study confirmed the functionality of INACTINE(TM)-treated red cells in healthy volunteers. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE(TM) treated-RBCC: a marketing and distribution agreement with Pall Corporation, and a contract development and manufacturing agreement with Haemonetics Corporation. The Company has early stage development programs for the use of INACTINE(TM) with other blood components. In April 2000, VITEX initiated a collaboration with Amersham Pharmacia Biotech for INACTINE(TM) pathogen inactivation in the fields of biopharmaceuticals and plasma derivatives.

 . Affinity Purification - Affinity Purification technology represents the marriage of combinatorial chemistry and affinity chromatography in a separation technique for isolating proteins from complex mixtures such as plasma. The method exploits the unique interaction of one molecule with a second, complementary binding molecule, a "ligand", which has been affixed to a column via an insoluble material or matrix. The complex mixture, such as plasma, is poured through the column and the targeted molecule binds to the immobilized ligand allowing a purified mixture to move through and out of the column. The chromatographic method is designed to leave coagulation factors and other therapeutic proteins unchanged. VITEX Universal PLAS+SD employs this technology under which proteins that determine blood type are removed from solvent detergent treated plasma. VITEX is currently working on other targets for this technology including prions, the proteins thought responsible for mad cow disease and the human version, vCJD.

VITEX currently manufactures two human therapeutic products:

 . PLAS+(R)SD - Virally inactivated transfusion plasma is effective against lipid enveloped viruses. PLAS+SD received marketing clearance from the FDA on May 6, 1998. Commercial scale processing and sales of PLAS+SD began in June 1998. The Company has a collaboration agreement with the Red Cross who acts as the exclusive distributor of PLAS+SD in North America.

 . VITEX Plasma Fractions - The Company supplies intermediate plasma fractions primarily to Bayer Corporation ("Bayer") under a collaboration arrangement extending through 2003. The Company utilizes the Cohn fractionation process to separate and purify the protein components of plasma. These plasma fractions are further processed by customers into virally inactivated plasma derivatives for use in FDA-approved therapeutic applications such as intravenous immune globulin ("IVIG") and coagulation factors VIII and IX used by hemophiliacs.

Recent Developments

     In February 2001, the Company signed a letter of intent for a management-led divestiture of its plasma operations. These operations are responsible for producing intermediate plasma fractions and virally inactivated transfusion plasma, PLAS+SD, and subject to successful completion of clinical trials and receipt of FDA marketing approval, will be the manufacturer of Universal PLAS+SD. The total value of the transaction is estimated to be in the range of $34 to $38 million of which approximately $30 million is anticipated to be cash. The closing of the transaction could occur as early as the end of the first fiscal quarter of 2001 and is subject to due diligence, financing, approvals, and final negotiation of terms. The Company could recognize a charge upon divestiture of the plasma operations in the range of $5 million to $7 million. Ampersand Ventures, a Wellesley, Massachusetts-based venture capital firm and VITEX shareholder, will be an equity investor in the new company.

     The transaction would accomplish the strategic objective of VITEX focusing on the promising technology platforms of INACTINE(TM) and Affinity Purification. The resources generated in the transaction will primarily be used to support development and commercialization of these platforms. Subsequent to the proposed transaction, the Company expects that its operations would consist of its research and development activities and its revenue would be derived solely from partner research funding.

    To improve operating efficiency and to position the Company for the transaction described in the previous paragraphs, the Company reduced its Melville plasma operations workforce by 33 employees on March 8, 2001. In connection with the staff reduction, the Company will incur severance and other costs estimated at $0.3 million.

     On March 2, 2001, the Company completed an equity placement of 1,666,667 common shares for $10 million, or $6 per share.

Background

     Whole blood contains important therapeutic components, including red blood cells, platelets and plasma. Each of these components can be transfused directly into patients. Plasma may also be fractionated into plasma fractions, which in turn can be purified into protein products, referred to as plasma derivatives. The worldwide blood products market is comprised of the blood components market and the plasma derivatives market, as illustrated by the following diagram:

                                ---------------
                                  Therapeutic

                                    Blood

                                   Products
                                ---------------
                                       |
               -------------------------------------
               |                                   |
         --------------                     ---------------
              Blood                             Plasma

           Components                         Derivatives

         --------------                     ---------------
               |                                   |
--------------------------------              ----------------------------
    |           |              |              |           |              |
--------- ------------- ---------------  ----------- ------------ -------------
   Red
  Blood     Platelets     Transfusion      Albumin     Clotting      Immuno-
  Cells                     Plasma                     Factors      globulins
--------- ------------- ---------------  ----------- ------------ -------------

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

     Collection and Processing. The processors in the blood components market collect and process whole blood from donors at either mobile or fixed collection sites. Approximately 40 million whole blood donations occur in North America, Western Europe and Japan annually. In the United States, approximately 45% of donated blood is collected by the Red Cross, another 45% is collected by independent community blood centers and the remaining 10% is collected by hospitals. Whole blood is usually separated by blood banks into red blood cells, platelets and plasma to optimize transfusion therapy and to efficiently allocate the limited available blood supply. These blood components are then distributed by blood collection centers to hospitals for storage and subsequent transfusion. Red blood cells and platelets each have a very short shelf life, of 42 and 5 days, respectively. Plasma can be frozen and stored for up to one year in the form of fresh frozen plasma ("FFP") after being collected.

     Transfusions. The Company projects that approximately 30% to 40% of all people in the United States will receive a transfusion at some point in their lives. Transfusions containing one or more blood components are often required to treat diseases or disorders and to replace blood loss resulting from trauma or during surgery. In the United States, over 12 million units of red blood cells are transfused annually, while annual platelet and plasma transfusions account for approximately 8.0 million units and 2.8 million units, respectively. The average unit price paid by hospitals for red blood cells, platelets and plasma is estimated to be approximately $100, $50 and $50, respectively, and varies depending on geographic and other factors.

The Plasma Derivatives Market

     Plasma Derivatives. Plasma contains a large number of proteins, several of which are well characterized and have FDA-approved therapeutic applications. These proteins are separated and purified into plasma derivatives through a combination of fractionation procedures and modern chromatographic techniques.

     Collection and Processing. Approximately 80% of plasma used for fractionation in North America is collected from paid donors by plasmapheresis - the removal of blood plasma from the body by the withdrawal of blood, its separation into plasma and blood cells and the reintroduction of the blood cells into the body. After plasma is collected from donors, it is frozen and shipped to large processing facilities where fractionators purify, virally inactivate, sterile fill and package protein products. Plasma derivatives are then sold to hospitals where they are administered to patients. Four plasma fractionators, Bayer, Aventis Behring, Alpha Therapeutics, and Baxter Corporation, currently account for almost 50% of the worldwide plasma derivatives market. These plasma fractionators are currently operating at or near manufacturing capacity. The large capital costs involved in establishing fractionation capacity and the regulatory approvals necessary to manufacture and sell fractionated products may tend to restrict the entry of new participants into the market.

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

Challenges Facing the Blood Products Market

     The use of blood components and plasma derivatives has increased dramatically in the United States over the past two decades. For instance, in its July 1998 issue, the periodical "Transfusion" reported that fresh frozen plasma usage increased by over 16% between 1992 and 1994. While plasma and its derivatives represent a valuable and lifesaving resource, these products have transmitted infectious agents to recipients, most notably HIV, HBV and HCV. The viral safety of transfused blood products relies on the dual safeguards of careful donor screening and rigorous viral testing of donations.

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

Risks of Viral Infection from Blood Transfusions


                                        Average              Multiple
                                Single Transfusion (1)   Transfusions (2)
                                  (Avg: 8-10 donors)       (100 donors)

     Virus
     -----
     HBV                             1:12,600               1:630
     HCV                             1:20,600               1:1,030
     HIV                             1:98,600               1:4,930
     HTLV (I&II)                     1:128,200              1:6,410

     Aggregate Risk                  1:6,800                1:340

(1) Such as patients who have had surgery or trauma. (Note- University of Maryland data presented at Cambridge Healthtech Institute's Sixth Annual Blood Product Safety Conference in February 2000 had the average number of units of red cells at 6.5).

(2)  Such as patients who have cancer, liver disease and sickle cell anemia.

          Emerging and unidentified pathogens also present a threat to the blood supply, illustrated by the history of HIV contamination. It is estimated that HIV was present in the blood supply for at least seven years before it was identified as the causative agent of AIDS and at least eight years before a test was commercially available to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with HIV, including approximately 70% of patients with severe hemophilia. In addition, approximately 4 million Americans are infected with HCV. Eighty-five percent of those infected develop chronic liver disease and approximately 10-20% develop cirrhosis of the liver. Of these 4 million people, more than one million have received potentially HCV infected blood or blood products. Moreover, most tests to detect viruses are antibody tests, which detect an immune response to the virus, rather than the virus itself. As a result, these tests fail to detect viruses when performed during the "infectivity window" early in the course of an infection before antibodies appear in detectable quantities.

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

          Blood Product Shortages. Maintaining adequate supplies of safe blood products is an increasing challenge for blood systems around the world. In general most blood centers rely on non-remunerated or "volunteer" donors to donate blood components for transfusion. Multiple factors are thought by experts to contribute to these imbalances between supply and demand. Changing demographics and a more mobile society with fewer direct and lasting ties to their community are factors that may limit supply. More rigorous screening and more stringent donor selection criteria exclude formerly eligible donors. On the other hand, demand for blood products is increasing as the population ages and sophisticated surgeries become routine in many communities. Blood centers are rethinking donor-recruiting strategies. Reports of periodic shortages have increased. In late summer 2000, the American Red Cross reported that two thirds of their collection centers had no more than one day's supply of the necessary blood components. Pathogen inactivation systems offer the potential to expand the number of safe, eligible donors by adding an additional layer of safety to screening systems currently in place.

Approaches to the Safety of the Blood Supply

          There are several approaches to improving blood safety currently available and under development, including the following:

          Screening. The screening of blood and blood components for known pathogens is universally accepted. However, there are many reasons why screening cannot ensure a safe blood supply, including the following:

     .    failure of tests during the infectivity window;
     . limitations of test sensitivity where tests cannot detect a small quantity of virus or antibody;
     . limitations of test specificity where tests fail to detect certain viral variants;
     . the presence of new viruses that have not been identified and for which no test exists;
     .    the presence of identified viruses for which no test is available; and
     . human errors and accidents. For example, recent data presented at an U.S. Health and Human Services meeting in January 2000 estimated the risk of a patient receiving the wrong blood type at 1 in 37,000.

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

          Pathogen Inactivation. Pathogen inactivation has been used successfully for plasma derivatives worldwide since the mid-1980's and for the treatment of transfusion plasma in Europe since the early 1990's. Pathogen inactivation has the potential to inactivate both known and unknown viruses, bacteria, lymphocytes and parasites. Pathogen inactivation for cellular blood components, such as red blood cells and platelets, is still under development.

Products and Product Development

     The Company seeks to develop a comprehensive portfolio of blood products and systems using its proprietary pathogen inactivation technologies. These include INACTINE(TM) compounds designed to inactivate both enveloped and non-enveloped viruses, bacteria and parasites in red blood cell concentrates, platelets, and plasma. Other technologies under development include Affinity Purification in which ligands are used to develop specific bonds to targeted proteins for the removal of viruses and other pathogens. The following table identifies VITEX's current principal product candidates and product development programs:

-------------------------------------------------------------------------------------------------------------------------------
                                                   Pathogen
                                VITEX            Inactivation         Therapeutic                             Development
         Market                Product            Technology          Indication        Collaborator             Status
-------------------------------------------------------------------------------------------------------------------------------
Red Blood Cell            VITEX RBCC         INACTINE(TM)          Treatment for      Pall               Phase II clinical
 Concentrates                                                      anemia and                            trials underway
                                                                   genetic disorders
-------------------------------------------------------------------------------------------------------------------------------
Transfusion Plasma        Universal          Solvent               Controlling        Red Cross          PLAS+SD entered the
                          PLAS+SD;           Detergent(SD);        bleeding                              market in 1998.
                          PLAS+SD            Affinity              with no need for                      Universal PLAS+SD
                                             Chromatography        blood typing                          Phase III clinical
                                                                                                         trials scheduled for
                                                                                                         completion in Q1
                                                                                                         2001; BLA filing
                                                                                                         anticipated H1 2001.
-------------------------------------------------------------------------------------------------------------------------------
Platelets                 VITEX Platelets    INACTINE(TM)          Controlling        Pall               Research and
                                                                   bleeding                              development
-------------------------------------------------------------------------------------------------------------------------------
Plasma                    VITEX Plasma       SD (1); INACTINE(TM)  Expanding blood    Bayer;             Commercialization
Derivatives               fractions                                volume, treating   Amersham           commenced November
                                                                   infections and     Pharmacia          1995;
                                                                   diseases           Biotech (APB)      APB program in
                                                                                                         development
-------------------------------------------------------------------------------------------------------------------------------

(1) SD technology is used by VITEX's customers under non-exclusive licenses from the New York Blood Center (the "NYBC") to virally inactivate certain plasma derivatives manufactured from fractions supplied to them by VITEX.

Red Blood Cell Concentrates

     The Company intends to be the first to commercialize pathogen inactivation for red cells. The pathogen inactivation compound used with red cells is the INACTINE(TM) technology that the Company acquired in the merger with Pentose in November of 1999. In pre-clinical studies, the INACTINE(TM) technology has been shown to inactivate all classes of viruses known to contaminate blood-derived products while preserving such products' key therapeutic properties. These results were confirmed in a recently completed phase I study in human volunteers. The INACTINE(TM) technology was cleared by the FDA in September of 2000 to enter a Phase II clinical trial which was initiated in the fourth quarter of 2000.

     Red Blood Cell Market. It is estimated that there are over 40 million red cell units transfused annually in the United States, Western Europe and Japan. The current market for red blood cell concentrates is estimated to exceed $3.0 billion. The Company also estimates that the potential market for the pathogen inactivation of red blood cells exceeds $2 billion annually. In the United States alone red blood cell concentrate transfusions exceed 12 million annually with an estimated market value exceeding $1 billion. The red blood cell concentrate market is served by the Red Cross and by more than 100 independent blood centers in the United States. By contrast, in most Western European countries and Japan, there is a single organization responsible for the collection and distribution of red blood cell concentrates.

     The majority of blood product transfusions involve red blood cells. Red blood cells deliver oxygen and remove carbon dioxide from tissues. Red blood cells are used in the care of patients with trauma, anemia and certain genetic disorders.

     Importance of Red Blood Cell Pathogen Inactivation. Blood bankers are often quoted as saying "red cells drive the system." The blood bankers are referring to the fundamental importance of the red blood cell in the collection, manufacturing and distribution of blood products. As red blood cells are the most frequently transfused blood product, every unit of whole blood collected must yield a unit of red cells. When people refer to "blood shortages" they are most often referring to demand and supply imbalances for red blood cells. Blood bankers therefore develop donor recruiting, manufacturing and distribution strategies with the primary objective of maintaining adequate supplies of red cells. The other two blood products, platelets and transfusion plasma are important but, nonetheless, viewed as byproducts of the process to collect red blood cells.

     The Company believes that developing and commercializing a red blood cell pathogen inactivation technology such as INACTINES(TM) is critical to establishing a leadership position in blood product pathogen inactivation. The Company further believes that having the first product approval for a red blood cell pathogen inactivation system will create a significant competitive advantage for the Company. Red blood cell pathogen inactivation, to paraphrase the blood banker, will "drive the system for pathogen inactivation" of all blood products for the following reasons:

     . a red blood cell pathogen inactivation technology is likely to create a powerful incentive for blood bankers to make the investment in modifying their manufacturing systems for pathogen inactivation;

     . a red blood cell system should create strong public pressure to rapidly adopt these technologies to improve the safety of the blood supply;

     . a red blood cell system could lead to regulatory mandates for pathogen inactivated red cells in certain countries;

     . a red blood cell system could help alleviate shortages by allowing some donors currently ineligible to donate based on FDA guidelines, to once again safely donate due to the added layer of safety provided by the pathogen inactivation treatment; and

     . a red blood cell system should establish pathogen inactivation as a standard of care for not only red cells but for platelets and transfusion plasma as well.

     INACTINE(TM) Technology. INACTINE(TM) products are low molecular weight compounds that selectively bind and irreversibly modify nucleic acids, including both DNA and RNA. They are designed to inactivate viruses and bacteria while sparing proteins and cells that have critical therapeutic value. INACTINE(TM) compounds have been demonstrated in pre-clinical studies to inactivate a broad spectrum of viruses, both enveloped and non-enveloped viruses. INACTINES(TM) have also been shown in pre-clinical studies to have bactericidal properties against certain bacteria known to infect red blood cell concentrates. INACTINES(TM) are expected to be cost effectively manufactured and integrated into a delivery system that can work with virtually any red blood cell bag and collection system.

     Regulatory Status. An IND was submitted to the FDA in August 1999 for INACTINE(TM)-treated red blood cells. The Phase I clinical trial was initiated in November 1999 and completed in September of 2000. The Company received approval in September 2000 to enter a Phase II trial. Based on ongoing discussions with the FDA and the results of the Phase I trial, the Company believes that it will submit a request in the first half of 2001 for the Phase III pivotal trial program. In addition, the Company plans to hold discussions with regulators in Europe in the first half of 2001 and in Japan in the second half of 2001 to develop and gain approval for clinical trials strategy in both markets.

     Commercialization. VITEX has made significant progress in developing the technology and infrastructure to successfully manufacture and distribute a red blood cell pathogen inactivation system worldwide. In February of 1998, the Company entered into a collaboration agreement with Pall Corporation ("Pall") for the development and distribution of red blood cell pathogen inactivation systems. Pall is the leading provider of white cell removal filters for use with red blood cells and platelets worldwide. White cell removal, also referred to as leukoreduction, is becoming a standard of care for safe blood products worldwide. Pall possesses manufacturing and distribution infrastructure worldwide of a company with over $1 billion in annual sales.

     In January of 2000, the Company signed a collaboration agreement with Haemonetics. Haemonetics is a leader in the field of automated blood collection systems worldwide. Under this agreement, Haemonetics will act as a contract developer and manufacturer of the removal system used in the INACTINE(TM) treatment of red blood cells. After completion of the pathogen inactivation step, the Haemonetics cell wash system is expected to be used to remove any residual INACTINE(TM) and extraneous proteins in an automated fashion from the red blood cell concentrate prior to preparation for storage and eventual transfusion in the patient. Over the next 12-18 months, the Company will be working to put in place additional collaborations to help ensure the successful regulatory approval and distribution in all major blood systems around the world.

Transfusion Plasma

     Universal PLAS+SD. Universal PLAS+SD is designed to be a transfusion plasma which is not blood-type specific and therefore eliminates the need for matching donor and recipient blood types. It is the next generation of PLAS+SD and is treated with the solvent detergent process to virtually eliminate the transmission of HIV, HBV, HCV and other lipid-enveloped viruses. These viruses present the most significant safety risk from blood transfusions. Universal PLAS+SD is prepared using patented technology developed by the Company which binds and removes specific antibodies present in donor plasma that would otherwise cause an immune response in the recipient. The Company expects to complete Phase III pivotal clinical trials in the first quarter of 2001 and anticipates filing a BLA in the first half of 2001.

     PLAS+SD. PLAS+SD is a transfusion plasma which was approved by the FDA in 1998 as the first virally inactivated blood component in the U.S. PLAS+SD serves as a substitute for fresh frozen plasma (FFP) and is treated with the solvent detergent process to virtually eliminate the transmission of HIV, HBV, HCV and other lipid-enveloped viruses. Its labeled uses are the same as those for FFP and include the treatment of certain coagulation factor deficits and thrombotic thrombocytopenic purpura, a disease characterized in part by a low platelet count. VITEX holds from the NYBC an exclusive license on the SD process for transfusion plasma in North America and a non-exclusive license in the rest of the world, excluding Europe. This process achieves rapid elimination of lipid-enveloped viruses while preserving the normal functional performance characteristics of FFP. It is a pooled product and offers the advantages of lot uniformity, particularly regarding coagulation factor content, and of pharmaceutical-grade manufacturing techniques.

     The Red Cross is the exclusive distributor of PLAS+SD and will be the exclusive distributor of Universal PLAS+SD in North America, subject to minimum purchase requirements.

     Transfusion Plasma Market. FFP is used primarily in the treatment of coagulation factor deficits and as a volume expander. In addition to platelets, it is a source of blood clotting factors and is used to control bleeding in patients undergoing surgical transplants or other medical procedures, patients with chronic liver disease or patients with certain genetic clotting factor deficiencies. The production of FFP in 1995 is estimated to have been 2.8 million units in North America, 2.7 million units in Western Europe and 5.2 million units in Japan. The average unit-selling price for FFP in North America is currently estimated by VITEX to be $50-$55. The FFP market is served by the Red Cross and more than 100 independent blood centers in the United States.

     Regulatory Status. VITEX completed enrollment in its Phase III clinical study for Universal PLAS+SD in the first quarter of 2001 and plans to file a BLA in the first half of 2001.

Plasma Derivatives

     VITEX Plasma Fractions. The Company is currently processing intermediate plasma fractions, principally for Bayer Corporation, one of the four major producers of plasma derivatives worldwide. Bayer purifies the intermediate fractions, performs viral inactivation steps, and completes final processing and filling of plasma derivatives products. These are then sold through the Bayer distribution system. VITEX's strategy is to be a supplier to, rather than a competitor of, the major plasma fractionators. The Company's Processing Agreement with Bayer is a multi-year "take-or-pay" supply agreement for the majority of the installed capacity at the plant.

     Plasma Derivatives Market. The principal products derived from plasma are albumin, Factor VIII and Factor IX, immunoglobulins and alpha-1 anti-trypsin. The market for plasma derivatives was estimated to be approximately $1.5 billion in the United States and over $5.0 billion worldwide in 1998. The Company believes that worldwide demand for plasma derivatives is increasing at a rate of 10-20% annually, due primarily to an aging population requiring more medical care, the discovery of new clinical applications for existing products derived from plasma, and the development of new products. While the demand for plasma derivatives is increasing, each of the four major fractionators, Bayer, Aventis Behring, Alpha Therapeutics and Baxter, have been unable to provide adequate supplies to meet the increasing demand. In some cases this has been due to regulatory actions by the FDA limiting production and in other cases due to the complexity and expense of adding new capacity. Because of the substantial capital expenditures and time associated with the construction, validation and licensing of fractionation facilities, the Company believes that demand for its fractionation capacity will remain high for the foreseeable future. The Company has expanded intermediate processing capacity twice in the last two years, increasing capacity by 35% in total over that period.

Pathogen Inactivation Technology Platforms

     The Company's products and product development candidates are based on a portfolio of technologies, which are designed for use individually or in combination. The Company continues to make substantial investments in research and development to enhance the value of its technology platform and has filed several patent applications as a result of these activities. The technologies developed or under development by VITEX are described below:

     INACTINE(TM) Technology. INACTINE(TM) technology has been shown to inactivate all classes of virus known to contaminate blood-derived products while not affecting key therapeutic properties. INACTINE(TM) has also been shown in pre-clinical studies to have bactericidal properties against certain infectious bacteria. The technology is being applied to red blood cell concentrates and platelets and may also prove effective in pathogen inactivation of transfusion plasma and of products manufactured from plasma such as immunoglobulins and coagulation factors. INACTINE(TM) are low molecular weight compounds that selectively bind and irreversibly modify nucleic acids, including both DNA and RNA. Thus, they are designed to inactivate pathogens while sparing proteins and cells that have critical therapeutic value.

     Affinity Purification Technology. Affinity Purification technology represents the marriage of combinatorial chemistry and affinity chromatography. VITEX uses techniques developed for high throughput drug screening to identify, in this case, ligands to be used in affinity chromatography. Affinity chromatography is a separation technique for isolating proteins from complex mixtures such as plasma. The method exploits the unique interaction of one molecule with a second, complementary binding molecule ("ligand"). The ligand is coupled to an insoluble material called a matrix and affixed to a column. The complex mixture, such as plasma, is poured through the column and the targeted molecule binds to the immobilized ligand. A purified mixture then emerges from the column. The chromatographic method is designed to leave coagulation factors and other therapeutic proteins unchanged. VITEX Universal PLAS+SD employs this technology under which proteins that determine blood type are removed from solvent detergent treated plasma. Research efforts are being conducted by the Company targeting prion removal as another potential application of this technology.

     The Solvent/Detergent ("SD") Technology. Most pathogenic viruses found in blood, including HBV, HCV and HIV, are protected by a lipid shell or envelope. The SD process involves the addition of a chemical solvent (a di- or trialkyl phosphate) and a detergent, serving to enhance the contact between solvent and virus, into pools of plasma or plasma fractions, which dissolves the lipid shell of the virus after which the virus can no longer bind to and infect cells. The process is completed by removing the SD reagents, typically by extraction with vegetable oil and hydrophobic chromatography, followed by filtering to remove bacteria, parasites, blood leukocytes and leukocyte debris. In January 2001, the Health and Human Services Committee on Blood Product Safety and Availability recommended that the government mandate leukoreduction of blood components.

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

Strategic Collaborations

     The Company believes that it can efficiently accelerate the commercialization of its products by collaborating with sales, marketing, distribution and technology partners. The Company has entered into collaborations with Bayer, the Red Cross, Pall, and Amersham Pharmacia Biotech for development, licensing and marketing of VITEX's products and systems. The Company may seek to establish additional collaborations with partners. The terms of VITEX's strategic collaborations are described below:

     Pall Corporation. In February 1998, VITEX and Pall entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing VITEX's pathogen inactivation technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood components. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to any system incorporating any VITEX pathogen inactivation technology for red blood cells and platelets. The parties have also agreed to share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. The agreement calls for Pall to invest up to $26 million in equity investments tied to financing and development milestones. The first milestone occurred with the execution of the agreement in which Pall acquired 477,042 shares of the Company's common stock for $4.0 million, or $8.39 per share. The second milestone was the successful completion of the VITEX initial public offering in June of 1998. At that time, Pall acquired $5 million of VITEX's common stock in a private placement, which closed contemporaneously with, and at the same price, terms, and conditions as VITEX's initial public offering. The Company reached the third milestone on December 6, 1999 and, accordingly, Pall invested $3 million for approximately 539,000 shares of the Company's common stock. VITEX achieved the fourth milestone in December of 2000 and Pall invested $4 million for approximately 807,000 shares of VITEX common stock. Pursuant to the Pall Agreements, certain existing stockholders of VITEX agreed to vote their shares to elect to the Board of Directors of VITEX a nominee designated by Pall. Certain of the Pall Agreements may be terminated in certain circumstances, including an event of default by either party.

     Bayer Corporation. In February 1995, the Company entered into an Agreement for Custom Processing (the "Processing Agreement") with Bayer, one of the largest processors of blood plasma, to supply VITEX Plasma Fractions to Bayer. This Processing Agreement was amended several times, most recently in January 2000 to, among other things, extend the term through 2003 and increase the volume of plasma fractionated under this agreement through 2003. During the period from January 4, 2000 through the remainder of the term in December 2003, the contract provides for minimum revenues to the Company of approximately $22 million per annum, subject to VITEX meeting certain performance obligations.
The Company received $24 million in revenue from Bayer during the year ended December 30, 2000. Under the agreement, Bayer is obligated to provide VITEX with a specified quantity of plasma annually during the term of the agreement and VITEX is obligated to return plasma fractions to Bayer within certain specified periods. The agreement is structured as a take-or-pay arrangement under which Bayer is obligated to pay the Company a fixed fee per liter of fractionated plasma whether or not Bayer fulfills its obligation to supply plasma to VITEX. Certain of the plasma fractions supplied to Bayer are virally inactivated by Bayer using the SD technology licensed to Bayer by the NYBC. In the event that VITEX does not provide fractions as required under the agreement, or upon the occurrence of other events of default, Bayer has certain rights to take over and operate the fractionation portion of VITEX's production facility. As security for the performance of the Company's obligations under the Bayer agreement, VITEX granted Bayer a mortgage on VITEX's manufacturing facility, which Bayer has subordinated to a subsequent mortgage granted by VITEX to The Chase Manhattan Bank, and a security interest in substantially all of the personal property of VITEX that is necessary or useful to the processing and fractionation of Bayer supplied plasma. The Company may terminate the agreement upon written notice of a material breach of the agreement and failure to cure by Bayer. Bayer may terminate the agreement in certain circumstances including a material breach of the agreement and failure to cure by VITEX and an event of default under VITEX's credit agreement with its institutional lender.

     American National Red Cross. In December 1997, the Company entered into a supply, manufacturing and distribution agreement with the Red Cross (the "Red Cross Distribution Agreement") over a term of 57 months, for the Red Cross to become the exclusive distributor of the Company's PLAS+SD in North America. The Red Cross is the largest collector, manufacturer and distributor of blood components in the U.S. and has 38 regional centers around the country distributing more than 45% of the U.S. blood supply. The American Red Cross has made a significant commitment to viral inactivation technologies and the Company hopes to use the PLAS+SD agreement to establish the American Red Cross as a long term customer of all VITEX viral inactivation technologies. Under the agreement, the Red Cross is required to purchase stated minimum quantities of PLAS+SD. The Company may either terminate the agreement in its entirety or convert the exclusive rights of the Red Cross to non-exclusive rights if the stated minimum purchase requirements are not met. In addition, the Distribution Agreement requires the Red Cross to achieve certain end-user sales levels. Failure to achieve these end-user sales levels could result in the termination of the Distribution Agreement by either the Red Cross or the Company. The agreement was amended in July of 2000 to formally extend the marketing rights to Universal PLAS+SD in the territory to the Red Cross.

     Amersham Pharmacia Biotech. On April 6, 2000, the Company entered into a ten-year worldwide license and distribution agreement with Amersham Pharmacia Biotech ("APB"), the life science business of Nycomed Amersham plc. Under the agreement APB will exclusively market and distribute the Company's INACTINE(TM) Pathogen Inactivation technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. VITEX retains all rights for the marketing and distribution of the INACTINE(TM) technology with regard to blood components such as red cells, platelets and plasma. Under the terms of the agreement, the Company received a non-refundable $1.0 million up-front payment in May 2000; a second, non-refundable milestone payment of $0.5 million was received in September 2000. The Company could also receive further payments of $1.0 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by APB which incorporate the INACTINE(TM) technology. The Company will provide APB with technical support, training and conduct research and development projects as directed by APB during the ten-year term of the agreement.


Manufacturing and Supply

     The Company currently produces all of its Plasma Fractions and PLAS+SD in its 100,000 square foot manufacturing facility. In May 1998, the FDA approved VITEX's PLA for the manufacture of PLAS+SD at VITEX's manufacturing facility. The existing manufacturing facility has sufficient capacity to meet the current minimum purchase requirements for PLAS+SD under its agreement with the Red Cross. VITEX is currently utilizing all of its existing fractionating plasma capacity. Due to an industry-wide shortage of fractionation capacity, the Company expanded its fractionation capacity by 15% in the third quarter of 1999. The Company is collaborating with Pall in the development of red blood cell concentrate pathogen inactivation systems and is evaluating various alternatives including contracting with third parties for the manufacture of systems to support the red blood pathogen inactivation commercialization efforts.

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

     The Company purchases certain key components for the manufacture of its products from a limited number of outside suppliers and intends to continue purchasing components from outside suppliers for its future products. VITEX currently obtains from a single supplier the customized bags for the packaging of its PLAS+SD product. However, VITEX has entered into an agreement with an additional supplier for the provision of such bags. Establishing or utilizing additional or replacement suppliers for any such components, if required, may not be accomplished quickly and could involve significant additional costs. Any failure by VITEX to obtain any component used to manufacture its products from alternative suppliers, if required, could limit VITEX's ability to manufacture its products and could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the inclusion of components manufactured by others could require the Company to seek approvals from government regulatory authorities, which could result in delays in product delivery. There can be no assurance that VITEX would receive any such regulatory approvals. Any such delay would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Sales, Marketing and Distribution

     As referred to in "Strategic Collaborations," VITEX has entered into agreements with Bayer, the Red Cross and Pall, for the development, licensing and marketing of VITEX's products and systems. In December 1997 and as subsequently amended effective October 1998 and July 2000, the Company contracted for the Red Cross to be the exclusive distributor of PLAS+SD and Universal PLAS+SD in North America. A joint marketing committee coordinates all marketing activities. Under the terms of the Pall Agreements, Pall agreed to collaborate on the development and marketing of systems employing VITEX's pathogen inactivation technologies for red blood cells and platelets and holds exclusive worldwide distribution rights to any systems incorporating VITEX's pathogen inactivation technology for these components.

     The Company believes that market acceptance of its products and systems will depend, in part, on its ability to provide acceptable evidence of the safety, efficacy and cost-effectiveness of its products and systems, as well as the ability of blood centers and hospitals to obtain adequate reimbursement for such products. The Company believes that market acceptance of its products and systems will also depend upon the extent to which physicians, patients and health care payers perceive that the benefits of using its products and systems justify the additional costs and processing requirements. There can be no assurance that VITEX's products and systems will gain any significant degree of market acceptance among blood centers, physicians, patients and health care payers, even if clinical trials demonstrate safety, efficacy, necessary regulatory approvals and health care reimbursement approvals are obtained.
There can be no assurance that the Company's strategic collaborators will market its products successfully or that any third-party collaboration will be on terms favorable to VITEX. If a collaborator with VITEX does not market a product successfully, the Company's business would be materially adversely affected. There can be no assurance that the Company's collaborators will be successful in gaining market acceptance for any products that the Company may develop and a failure to do so would result in a material adverse effect on the Company's business, results of operations and financial condition.

Patents, Licenses and Proprietary Rights

     The Company's success depends in part on its ability to maintain licensed patent rights, obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. The Company believes that the protection of its proprietary technologies may create competitive barriers to entry into the pathogen inactivation market. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

     In connection with its acquisition of Pentose Pharmaceuticals, Inc., the Company acquired a substantial portfolio of patents and patent applications relating to INACTINES(TM). Presently, this portfolio comprises five issued U.S. patents, four of which were issued in 2000, relating generally to methods for selectively modifying nucleic acids, methods for inactivating a virus, methods for quenching pathogen inactivating agents and a blood collecting device which includes a container which comprises an inactivating agent. The portfolio further comprises two allowed U.S. patent applications, twelve pending U.S. patent applications, two issued foreign counterpart patents, and numerous corresponding foreign patent applications.

     The Company has pending patent applications pertaining to affinity chromatography technology and to methods of prion detection. Amongst the Company's patent portfolio, is a pending patent application relating generally to methods for the removal of isoagglutinins from plasma to render the plasma suitable for infusion to recipients regardless of their blood type. The Company also has pending patent applications relating to new methods for the screening of combinatorial libraries and structures that could be used for the removal of pathogens. Further, the Company has a pending application relating to a novel method of detecting viral pathogens.

     In connection with its spin-off from the NYBC, the Company became the licensee of a substantial portfolio of patents and patent applications held by the NYBC. The Company is a nonexclusive worldwide licensee under twelve issued United States patents which expire at various times through 2009, twenty-eight issued foreign counterpart patents and three pending foreign counterpart patent applications held by the NYBC for use of the SD process in treating plasma derivatives. The Company is a nonexclusive worldwide licensee under two issued United States patents which expire in 2010 and 2014, four pending United States patent applications, five issued foreign counterpart patents and nineteen pending foreign counterpart patent applications held by the NYBC for use of UVC technology in treating plasma derivatives. VITEX is the exclusive licensee for the U.S., Canada and Mexico and a non-exclusive licensee outside of the United States, Canada, Mexico and Europe under sixteen issued United States patents which expire at various times through 2014, four pending United States patent applications, nineteen issued foreign counterpart patents and fourteen pending foreign counterpart patent applications held by the NYBC for use of the SD process and UVC technology in treating transfusion plasma products. The NYBC has the right to terminate any of these licenses if VITEX breaches the respective license and fails to cure such breach, fails to produce and market the relevant products within specified time frames or fails to conform to government regulations in the production of the relevant products. For exclusive licenses, the NYBC has the right to terminate the license if certain minimum payments and/or minimum royalties are not paid by VITEX. If any of the licenses between VITEX and the NYBC related to the SD process were terminated it could have an adverse effect upon VITEX's business, results of operations and financial condition.

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

Competition

     The Company's products and products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which the Company competes are characterized by rapid and significant technological changes. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations that may be competitors or potential competitors of VITEX have substantially greater financial and other resources than the Company and may have greater experience in conducting pre-clinical studies and clinical trials and obtaining regulatory approvals. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of the Company's products, or that might render the Company's technology and products obsolete. Furthermore, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use it's technology or commercialize products that may be developed.

     VITEX Plasma Fractions face competition from other large plasma fractionators. Additional competition in the market for plasma derivatives may come from producers of recombinant blood products.

     Competition to PLAS+SD and Universal PLAS+SD, INACTINE(TM) red blood cells and INACTINE(TM) platelets may come from alternative approaches to the problem of improving the safety of blood and blood products and from alternative pathogen inactivation technologies. The alternative approaches to achieving safer blood component products include donor retesting, apheresis blood collection systems, the use of blood substitutes, blood salvage systems, blood cell stimulants, leukocyte filters and reduction systems and improved blood testing such as nucleic acid testing (NAT). All of these approaches are currently available, and each has gained some degree of market acceptance.

     In the area of pathogen inactivation of blood and blood components, several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with the Company's products. For instance, because the Company's SD process involves pooling plasma, there may be an increased risk of transmission of pathogens not inactivated by the process in comparison with the process developed by Cerus Corporation, which is a single unit treatment system. The Company believes that the primary competitive factors in the market for pathogen inactivation systems will include the breadth and effectiveness of pathogen inactivation processes, compatibility of processes with cells and proteins, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. Any failure by the Company to compete effectively with these alternative products and technologies would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

     The PLA for the Company's Plasma Fractions was approved initially by the FDA in 1970 and amended from time to time thereafter. The first of VITEX's virally inactivated products, PLAS+SD, was approved by the FDA in 1998. VITEX believes that its red blood cell system incorporating INACTINE(TM) technology will be treated as a biologic regulated by the FDA's Center for Biologics Evaluation and Research. Despite the Company's expectations of how a given product will be regulated, it is possible that the FDA will decide to regulate any one or more of VITEX's products as biologics, as medical devices, as "combination products," including drugs or biologics and one or more medical devices, or as drugs or biologics with one or more medical devices requiring separate approval or clearance. Whether the FDA regulates the Company's products as biologics or as one or more of the other alternatives, it is likely that the FDA's Center for Biologics Evaluation and Research will be principally responsible for regulating VITEX's products. Before a new drug may be marketed in the United States, the FDA must approve an NDA for the product. Before a biologic may be marketed in the United States, the FDA must approve a BLA covering both the product and the facility. Prior to the FDA Modernization Act of 1997, the FDA had to approve a PLA for the product and an establishment license application ("ELA") for the facility at which the product is manufactured. Before a medical device may be marketed in the United States, the FDA must agree that the medical device is substantially equivalent to another device that was on the market prior to 1976 pursuant to a 510(k) notice or approve a pre-market application ("PMA") for the product. Before a combination product may be marketed in the United States, it must have an approved NDA, BLA (or PLA/ELA) or PMA, depending on which statutory authority the FDA elects to use.

     Despite the multiplicity of statutory and regulatory possibilities, the steps required before approval are essentially the same whether the product is ultimately regulated as a drug, a biologic, a medical device or a combination product. The steps required before a drug, biologic or medical device may be approved for marketing in the United States pursuant to an NDA, BLA or PMA, respectively, generally include:

  .  Pre-clinical laboratory and animal tests;
  . Submission to the FDA of an investigational new drug exemption ("IND"), for drugs or biologics, or an investigational device exemption ("IDE"), for medical devices, for human clinical trials, which must become effective before such trials may begin;
  .  Appropriate tests in humans to show the product's safety;
  . Adequate and well-controlled human clinical trials to establish the product's efficacy for its intended indications;
  . Submission to the FDA of an NDA, BLA or PMA, as appropriate; and . FDA review of the NDA, BLA or PMA in order to determine, among other things, whether the product is safe and effective for its intended uses.

     In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless the facilities and the process used to manufacture the product comply with cGMP requirements.

     The Company believes that, in deciding whether a pathogen inactivation system is safe and effective, the FDA will consider the therapeutic efficacy of treated blood components as compared to blood components which are untreated by the system and that system safety and any other risks in the use of treated components will be weighed against system benefits.

     There can be no assurance that the clinical study design employed by VITEX to demonstrate safety and efficacy will ultimately be acceptable to the FDA. Moreover, even if the FDA considers the study design to be acceptable in principle, there can be no assurance that the FDA will find the data submitted sufficient to demonstrate safety and efficacy.

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

     A drug, biologic or medical device, its manufacturer, and the holder of the NDA, BLA (or PLA/ELA), PMA or 510(k) for a product are subject to comprehensive regulatory oversight, both before and after approval or clearance is obtained. Violations of regulatory requirements at any stage, including during the preclinical and clinical trial process, during the review process or after the product is approved for marketing, could result in various adverse consequences, including the FDA's requiring that a clinical trial be delayed or suspended, the FDA's delay in approving or refusing to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties. For example, the holder of an NDA, BLA (or PLA/ELA), PMA or 510(k) is required to report certain adverse reactions to the FDA, and must comply with certain requirements concerning advertising and promoting the product. Also, the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, and the product must continue to be manufactured in compliance with cGMP regulations after approval. Accordingly, manufacturers must continue to expend time, money and effort on regulatory compliance, including cGMP compliance. In addition, new government requirements may be established that could delay or prevent regulatory approval or clearance of the Company's product candidates under development or otherwise alter the applicable law or regulations. There can be no assurance that the FDA will determine that the facilities and manufacturing procedures of the Company or any other third-party manufacturer of the Company's planned products will conform to cGMP requirements. On April 16, 1999, VITEX initiated a voluntary recall of certain lots of PLAS+SD, which is further described under "Risk Factors".

     In addition to the regulatory requirements applicable to VITEX and its products, there are also regulatory requirements applicable to VITEX's prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements from the FDA before shipping products processed with the Company's pathogen inactivation systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using the Company's products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems. The regulatory impact on potential customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. If the production volume of PLAS+SD or Plasma Fractions increases, the Company may be required to obtain amendments to its permits from regulatory authorities to increase the associated volume of permitted discharge. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including certain hazardous chemicals, viruses and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Health Care Reimbursement

     The Company's ability to successfully commercialize its products is dependent in part on the extent to which appropriate levels of reimbursement for the Company's products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations such as managed care organizations ("MCOs"). Failure by doctors, hospitals and other users of the Company's products or systems to obtain appropriate levels of reimbursement could adversely affect the Company's ability to sell its products and systems. There are widespread public and private efforts to control health care costs, and it is unlikely that these efforts will be abandoned in the near future. Third-party payers are increasingly challenging the pricing of medical products and services. The trend toward managed care health in the U.S., the growth of MCOs and legislative proposals to reform health care and government insurance programs could significantly influence the purchase of medical products and services, resulting in lower prices and reduced demand for the Company's products. Such cost containment measures and health care reform could affect the Company's ability to sell its products, which the Company expects will cost more than corresponding blood products that are not pathogen inactivated, and may have a material adverse effect on the Company. Significant uncertainty exists about the reimbursement status of newly approved medical products and services, including the Company's PLAS+SD product. There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, that any reimbursement granted will be maintained or that limits on reimbursement available from third-party payers will not reduce the demand for, or negatively affect the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Research and Development

     The Company believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. To this end, the Company relies on a combination of its own internal expertise and strategic alliances with its collaborators and other companies to enhance its research and development efforts. In addition to new product candidates generated by internal research and development activities, the Company actively monitors external research and development programs, such as those previously undertaken by Pentose relating to INACTINE(TM), in search of complementary and advanced technology for potential acquisition or license arrangement. Research and development expense, which includes technology license fees paid to third parties, amounted to $17.5 million, $8.8 million and $9.8 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

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

Customers

     The Company's revenues are derived from the sale of plasma fractions, principally to Bayer, and transfusion plasma to the Red Cross. During the year ended December 30, 2000, revenue from sales to Bayer and the Red Cross (excluding the sales incentive credit) amounted to 61% and 29% of total revenues, respectively. In the prior fiscal year ended January 1, 2000, revenues from sales to Bayer and the Red Cross (excluding the sales incentive charge) each comprised 45% of total revenues.

Employees

     As of December 30, 2000, the Company had 236 employees, of whom 52 were engaged in research and development, 158 were engaged in manufacturing, 6 were engaged in sales and marketing and 20 were engaged in other activities. VITEX's competitive position in the blood products industry depends, in part, on its continued ability to recruit and retain qualified scientists, managerial and technical employees who are in considerable demand. There can be no assurance that VITEX will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. None of VITEX's employees is represented by a labor union and VITEX has never experienced a work stoppage, slowdown, or strike. VITEX considers its employee relations to be good. To improve operating efficiency and to position the Company for the transaction previously described, the Company reduced its Melville plasma operations workforce by 33 employees on March 8, 2001.

Item 2.   Properties

          The Company's executive offices and its research and development facilities are located in its 37,000 square foot facility in Watertown, Massachusetts which it leases. The lease expires in 2009, with an option to renew. Plasma Operations manufacturing facilities are contained within a 100,000 square foot VITEX-owned building in Melville, New York. The Company has made, and is continuing to make, improvements to this facility to accommodate the Company's Plasma Fractions and PLAS+SD production requirements.

          VITEX believes that its current facilities are adequate for all present and foreseeable future uses.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) The Company's common stock trades on The NASDAQ Stock Market under the symbol "VITX." The following table sets forth the reported high and low sale prices of the Company's common stock for each fiscal quarter during the period from January 3, 1999 through December 30, 2000. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                                               High                  Low
                                                                                         --------------        --------------
January 3, 1999 - April 3, 1999                                                               12-1/8                 7-1/4

April 4, 1999 - July 3, 1999                                                                       9                4 -3/8

July 4, 1999 - October 2, 1999                                                                 6-7/8                     4

October 3, 1999 - January 1, 2000                                                             7-1/16                     4

January 2, 2000 - April 1, 2000                                                                   12                 5-7/8

April 2, 2000- July 1, 2000                                                                        9                     4

July 3, 2000- September 30, 2000                                                              7-9/16                5 -1/8

October 1, 2000- December 30, 2000                                                             6-3/4                 3-3/4

        As of December 30, 2000, the Company had approximately 56 shareholders of record.

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

        In December 2000 the Company sold 807,062 shares of common stock to Pall in exchange for $4,000,000. This transaction was exempt from registration under Regulation D, promulgated under the Securities Act of 1933.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                         2000 (1)(7)    1999 (1)(6)   1998 (1)(3)(4)     1997 (1)    1996 (1)(2)
                                                       -------------  -------------  ----------------   ----------   -----------
Statement of Operations Data:
 Revenues:
   Product sales.....................................  $  35,445      $  42,423        $    33,755     $   15,843    $  14,899
   ARC Incentive Program credit (charge).............      1,235         (4,500)                --             --           --
   Partner research funding  (5).....................      4,030          1,800              2,300          1,200        1,000
   Licensing fee.....................................         --             --                 --             --        3,000
                                                       ---------      ---------        -----------     ----------    ---------
    Total revenues...................................     40,710         39,723             36,055         17,043       18,899
 Costs, expenses and charges:
   Cost of sales.....................................     28,107         24,742             23,860         16,326       10,588
   Research and development, gross...................     17,477          8,766              9,807          7,112        5,367
   Selling, general and administrative...............     10,371          9,372              6,951          4,353        2,478
   Charges related to merger- R&D restructuring......         --          2,208                 --             --           --
                            - In-Process R&D.........         --         32,998                 --             --           --
   Charge related to product recall..................         --          2,583                 --             --           --
   Charge related to research collaboration..........         --             --              2,202             --           --
    Charge related to plasma loss....................         --             --                 --             --        4,100
                                                       ---------      ---------        -----------     ----------    ---------
    Total costs and expenses.........................     55,955         80,669             42,820         27,791       22,533
                                                       ---------      ---------        -----------     ----------    ---------
 Loss from operations................................    (15,245)       (40,946)            (6,765)       (10,748)      (3,634)

 Interest (expense) income, net......................       (138)            47               (279)          (952)        (491)
 Settlement of insurance claim.......................         --          3,500                 --             --           --
 Discount on customer advance, net...................        402             70                644             --           --
                                                       ---------      ---------        -----------     ----------    ---------
    Total other income (expense), net................        264          3,617                365           (952)        (491)
                                                       ---------      ---------        -----------     ----------    ---------

 Net loss............................................   ($14,981)      ($37,329)          ($ 6,400)     ($ 11,700)    ($ 4,125)
                                                       =========      =========        ===========     ==========    =========

 Basic and diluted net loss per share................     ($0.75)        ($2.78)            ($0.61)        ($1.62)      ($0.84)

  Weighted average common shares used in computing
   basic and diluted net loss per share                   19,860         13,405             10,454          7,241        4,897


                                                           2000           1999           1998 (3)          1997        1996
                                                           ----           ----           --------          ----        ----
  Balance Sheet Data:
   Cash and cash equivalents.........................  $   7,768      $  26,886      $     35,264     $    5,250   $  4,752
   Working capital (deficit).........................      4,464         19,784            33,102         (2,775)    (4,314)
   Total assets......................................     63,729         78,098            75,225         38,167     37,626
   Long-term obligations, less current portion.......      4,791          7,701            11,055         15,318     12,681
   Stockholders' equity..............................     45,157         55,385            53,635         11,678      8,905


(1) For presentation purposes, years ended December 30, 2000, January 1, 2000, January 2, 1999, December 31, 1997 and December 31, 1996 are presented as fiscal years 2000, 1999, 1998, 1997 and 1996, respectively.

(2) During 1996, the Company entered into an exclusive distribution agreement with U.S. Surgical regarding VITEX Fibrin Sealant for a period of 15 years. The Company was paid a non-refundable fee of $3 million for such exclusivity. This agreement was terminated in July, 2000. The Company also agreed to pay damages of $4.1 million to compensate Bayer for its loss of plasma caused by an equipment malfunction, which occurred while the Company was processing plasma for Bayer.

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

(5) Partner research funding includes collaborator reimbursement amounts received from related parties in the amounts of $4.0 million, $1.8 million, $2.3 million, $0.1 million and $0.7 million in 2000, 1999, 1998, 1997 and
     1996, respectively. Cost of sales includes royalties and materials used in the production of PLAS+SD which were paid or owed to related parties in the amounts of $0.4 million, $0.8 million, $1.1 million, $0.8 million and $0.8 million in 2000, 1999, 1998, 1997 and 1996, respectively.

(6) During 1999, the Company recorded a $4.5 million incentive sales charge (see Note 12 to the financial statements). The Company negotiated a settlement with the insurance carrier related to the 1996 plasma loss under which the Company received a cash payment of $3.5 million. In connection with the merger with Pentose, the Company recorded a $33 million write off of in-process research and development (see Note 3 to the financial statements). Additionally, in anticipation of the merger, the Company recorded a research and development charge for $2.3 million for severance and other integrational related expense. The Company recorded a one-time charge of $2.6 million for the voluntary recall of lots of PLAS+SD (see
     Note 13 to the financial statements).

(7) During 2000, the Company recorded a $1.2 million incentive sales credit reflecting unused sales incentives from the program commencing in 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Fiscal Year 2000 as Compared to Fiscal Year 1999

Revenue

     Product sales decreased 16%, or $7.0 million, to $35.4 million for fiscal year 2000 compared to $42.4 million for fiscal year 1999. The sales decline was due to reduced PLAS+SD business partially offset by gains in plasma fractions. PLAS +SD volumes were down and revenues declined 50% from the prior year reflecting shortfalls in the Red Cross plasma deliveries. Further, the Distribution Agreement with Red Cross was amended effective April 2000 and specified lower volume commitments and pricing. The amended Agreement runs for six years, conveys to Red Cross exclusive marketing rights to Universal PLAS+SD, and sets new market performance criteria which, if not met, allow either party to exit the agreement, but no earlier than July 2001.

  The plasma fractions business enjoyed a strong year with full utilization of the 15% additional capacity added in Q4 1999. Revenue from plasma fractions increased 24% in comparison with the prior year. Volume was constant during the year and processing fees were up slightly from 1999.

     The Company recorded a credit of $1.2 million for fiscal year 2000 under the Red Cross Sales Incentive Program as the Program was terminated early and the initial estimate of program cost of $4.5 million recorded in 1999 was in excess of actual incentives earned by the Red Cross.

     Taking into account the effects of the Sales Incentive Program in fiscal years 2000 and 1999, net revenues increased 2% or $1.0 million to $40.7 million for fiscal year 2000.

     As described in the footnotes to the financial statements, the Company changed its classification for reimbursement of research and development spending, principally derived from Pall Corporation, to "Partner Research Funding" within Revenue in the Statement of Operations. This was done to more closely conform to industry practice. Partner research funding increased 124%, or $2.2 million, to $4.0 for fiscal year 2000 compared to $1.8 million for fiscal year 1999. The increase reflects the overall acceleration of the Company's research and development efforts primarily in the INACTINE(TM) red blood cell program. Also, fiscal year 1999 research funding was lower than normal during the second half of the year as the Company initiated a restructuring of its research program in anticipation if its merger with Pentose Pharmaceuticals, Inc.

Cost of Sales

     Cost of sales was $28.1 million, or 79% of product sales for fiscal year 2000, compared to $24.7 million or 58% of product sales for fiscal year 1999. This provided gross margins of 21% and 42% for fiscal years 2000 and 1999, respectively. The increase in cost of sales of $3.4 million reflected the 15% increase in fractionation processing volume following the addition of new
capacity at the end of fiscal 1999.    PLAS+SD cost of sales as a percentage of
net revenue increased significantly due to reduced plasma supply from the Red Cross causing lower volumes and correspondingly lower absorption of fixed costs. In conjunction with the amended Red Cross Agreement, the Company implemented a reduction in force for its plasma operations in order to lower its manufacturing cost structure and to better match its production capacity to the expected Red Cross processing volumes for PLAS+SD. Severance and other costs recorded within cost of sales for the workforce reduction amounted to $0.6 million. As of December 30, 2000, the remaining accrual balance was $.1 million.

Research and Development

     Research and development costs increased $8.7 million for fiscal year 2000 to $17.5 million, compared to $8.8 million for fiscal year 1999. This increase reflects the overall acceleration of the Company's research efforts and specifically the increased spending on the INACTINE(TM) red cell pathogen inactivation program now in Phase II clinical trials, as well as the cost of Universal PLAS+SD Phase III clinical trials which the Company expects to conclude in the first quarter of fiscal 2001. Research and development expenses during 1999 were reduced to a lower than normal level during the second half of that year after the Company restructured its research program to eliminate redundancies in anticipation of the November 1999 merger with Pentose Pharmaceuticals, Inc. As mentioned previously, research and development costs are now presented at gross spending levels. Previously, they were reported net of reimbursement from program collaborators.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.0 million for fiscal year 2000 to $10.4 million, compared to $9.4 in fiscal year 1999. The increase in cost was due to product support for PLAS+SD early in the year including marketing support to the New York Blood Center of $0.4 million. Due to the reduction in force of the third quarter, several sales and administrative positions were eliminated and severance costs of $0.1 million were recorded.

Charges Related to Pentose Merger

     In fiscal year 1999, the Company recorded restructuring costs of approximately $2.2 million for expenses related to the integration of its research and development activities with those of Pentose. These costs covered a reduction in staffing levels and the elimination of duplicate facilities.

     The Pentose merger was accounted for as a purchase transaction valued at $38.8 million and, accordingly, assets and liabilities were recorded at their fair values. In-process research and development acquired in the transaction in the approximate amount of $33 million was recorded as a charge against operations.

Charge Related to Product Recall

     In fiscal year 1999, the Company executed a voluntary recall of lots of PLAS+SD that were found to contain heightened levels of parvovirus B-19. A charge in the amount of $2.6 million was recorded to cover the write-off of inventory lots, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Company's exclusive
distributor of PLAS+SD, the Red Cross.   PCR testing for parvovirus B-19 was
subsequently adopted in production to ensure that the presence of this virus is below specified laboratory levels. The Company has recently received approval from the FDA for a parvovirus B-19 label claim.

Settlement of Insurance Claim

     The Company successfully resolved a dispute with its insurer, Vigilant Insurance Company, over a 1996 claim that resulted from a malfunction in the Company's manufacturing equipment. In December 1999, a negotiated settlement was reached with the insurance carrier under which the Company received a cash payment of $3.5 million.

Interest Income (Expense), net

     The Company incurred net interest expense of $0.1 million for fiscal year 2000 compared to net interest income of $0.1 million for fiscal year 1999. Lower cash balances decreased interest earned from 1999.

Discount on Customer Advance

     In the amendment to the Red Cross Agreement effective April 1, 2000, the non-interest bearing Red Cross advance was restructured to extend repayment terms. Upon discounting the new terms to present market value, the Company recorded a credit of $0.4 million.


Fiscal Year 1999 as Compared to Fiscal Year 1998

Revenue

     Product sales increased 26%, or $8.7 million, to $42.4 million for fiscal year 1999 compared to $33.8 million for fiscal year 1998. The increase was primarily due to expanded capacity of 15% for fractionation, which was completed in the fourth quarter of 1999 and a 28% increase in volume of PLAS+SD which reflects a full year of operations for fiscal 1999. PLAS+SD was licensed for sale by the FDA in May 1998.

     During 1999, the Red Cross announced a plan to accelerate to a full conversion of fresh frozen plasma to PLAS+SD, the Company's virally inactivated transfusion plasma, over the course of the next year. Additionally, the Red Cross announced a significant reduction in pricing for this product and a standard, national pricing policy. To support this major initiative by the Red Cross and to reduce Red Cross inventory levels, the Company offered an incentive program under which the Red Cross could earn a rebate for units of PLAS+SD shipped by Red Cross to end customers subsequent to October 1, 1999. Based on Red Cross' projected sales during the one-year period of the incentive plan, the Company estimated and recorded a charge of $4.5 million for the projected costs of the incentives. After taking into account the $4.5 million sales incentive, the Company's net revenues increased 10% or $3.7 million to $39.7 million for fiscal year 1999 compared to $36.1 million for fiscal year 1998.

     Research funding decreased 22%, or $0.5 million, to $1.8 million for fiscal year 1999 compared to $2.3 million for fiscal year 1998. In July 1999, in connection with the merger with Pentose, the Company reduced the scale of its research and development operation and its spending levels. The research funding received by the Company decreased corresponding to the reduced spending levels.

Cost of Sales

     Cost of sales was $24.7 million or 58% of product sales for fiscal year 1999 compared to $23.9 million or 71% of product sales for fiscal year 1998. This provided gross margins of 42% and 29% for fiscal years 1999 and 1998, respectively. The improvement to gross margin of 79% or $7.8 million reflected the expansion in fractionation capacity and a full year of production of PLAS+SD as previously discussed.

     Fiscal 1999 gross margins were adversely affected by the implementation of Polymerase Chain Reaction (PCR) testing for parvovirus B-19. In response to the product recall discussed below, the Company adopted PCR testing on all production lots from the second quarter of the year. The approximate cost of this testing in fiscal 1999 was $1.6 million.

Research and Development

     Research and development costs decreased $1.0 million for fiscal year 1999 to $8.8 million, compared to $9.8 million for fiscal year 1998. The decrease in research and development costs was attributable to the timing of the restructuring of the research and development area in July 1999 and the Pentose merger in November 1999. In July 1999, in connection with the merger with Pentose, the Company reduced the scale of its research and development operation and its spending levels. The Pentose merger was completed in November 1999, resulting in a 4-month period of reduced spending.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.4 million for fiscal year 1999 to $9.4 million, compared to $7.0 million for fiscal year 1998. The increase was principally due to the Company's commitment to develop a national sales force starting in December 1998 to support the Red Cross in promoting product awareness and accelerating market penetration of PLAS+SD.

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

Interest Income (Expense), net

     The Company earned net interest income of $0.1 million for fiscal year 1999 compared to net interest income of $0.4 million for fiscal year 1998. The change reflects a reduction of interest earned as a result of reduced cash balances.
In addition, the Company recorded a non-cash gain of $0.6 million relating to the discounting of the $3 million non-interest bearing advance from the Red Cross.

Liquidity and Capital Resources

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the processing of VITEX Plasma Fractions, primarily for Bayer Corporation, and manufacture of PLAS+SD for the Red Cross. The Company also receives research and development funding under a collaboration agreement with Pall.

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

     On December 6, 1999 and December 27, 2000, the Company reached performance milestones under its collaboration agreement with Pall Corporation. As required under the agreement, Pall invested $4 million on each date for approximately 539,000 and 807,000 shares, respectively, of the Company's common stock priced at market.

     At fiscal year end 2000, the Company had working capital of $4.5 million, including cash and cash equivalents of $7.8 million, in comparison with working capital of $19.8 million for fiscal year end 1999. The decrease in cash balances of $19.1 million was primarily due to the Company's investment in property, plant and equipment of $6.1 million, scheduled repayment of long-term debt and capital lease obligations of $4.4 million and cash used by operations of $13.4 million. This was offset partially by the proceeds from issuance of common stock to Pall of $4.0 million. The primary objectives for the Company's investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

     Under its collaboration with Pall, the Company and Pall have agreed to equally share research, development, clinical and regulatory costs. Future profits will be shared equally after each party is reimbursed for costs incurred. The Pall agreements provide that Pall will purchase up to $17.0 million of VITEX common stock in installments tied to the achievement of specified development milestones. As mentioned above, the most recent milestone was reached in December 2000 and Pall's remaining commitment stands at $10 million. These equity investments are made at the prevailing market price.

     Under the Company's license agreements with the NYBC, the Company is required to pay aggregate minimum royalties of $1.3 million in 2000 and in each year thereafter in order to maintain its exclusive licenses.

     As discussed in Note 17 to the financial statements, which are filed as an Exhibit to this Report on Form 10-K, in October 2000 the Company initiated payment of deposits of federal excise taxes on its purchases of ethanol used in its plasma operations. These deposits totaled $1.6 million as of year-end 2000, the majority of which should be eligible for drawback under the regulations of the Bureau of Alcohol, Tobacco and Firearms. Until the drawback process is underway, the deposits will remain with the federal government and will increase by approximately $.5 million per month. Currently, the Company is working with the Bureau to expedite processing of its drawback claims. Further, the Company has filed with the Bureau justification of its eligibility for tax-exempt status on ethanol purchases based on end use of ethanol in processing blood products.

     The Company has a outstanding term loan with a bank ($2.7 million outstanding at December 30, 2000) which bears interest, at the Company's option, at LIBOR plus 2.75% to 1.75%, or the base rate of the bank, as defined, plus margins of up to 0.5% as determined based on defined earnings ratios. For fiscal year ended 2000, the Company used one-month LIBOR (6.64%) plus 2.75%. Under this loan, interest is payable monthly and the principal balance is payable in 16 equal consecutive quarterly installments of $0.7 million commencing March 31, 1998 and continuing until maturity on December 31, 2001. The credit agreement contains default provisions, including financial covenants which provide restrictions on capital investments, the payment of cash dividends and, among other things, requires the Company to maintain minimum cash balances of $2.0 million and leverage and coverage ratios as defined. The Company is in compliance with or has received waivers for such covenants.

     Under the Company's capital and operating leases, annual minimum rental payments and related interest expense over the next five years is $7.6 million.

     Prior to 1995, the Red Cross made to the Company's predecessor a total of $3.0 million of non-interest bearing, unsecured advances to be used to fund improvements to the manufacturing facility. During 2000, these advances were increased to a total of $3.5 million and the repayment schedule was modified to reflect repayment on the earlier of March 31, 2003 or the first anniversary after FDA licensure of Universal PLAS+SD.

     For fiscal year 2000, the Company had net operating loss carry forwards for federal and state income tax reporting purposes of approximately $55.2 million and has available research and development credit carry forwards for federal income tax reporting purposes of approximately $1.5 million, which are available to offset future taxable income, if any. These carry forwards will expire beginning in 2010. The Company's ability to use such net operating loss and research and development credit carry forwards is limited by change in control provisions under Section 382 of the Internal Revenue Code (see Note 11 to financial statements).

     Subsequent to year-end, the Company signed a letter of intent to divest its plasma operations. These operations are responsible for producing intermediate plasma fractions and virally inactivated transfusion plasma, PLAS+SD and, subject to successful completion of clinical trials and receipt of FDA marketing approval, will be the manufacturer of Universal PLAS+SD. The total value of the transaction is estimated to be in the range of $34 to $38 million of which approximately $30 million is anticipated to be cash. The closing of the transaction could occur as early as the end of the first fiscal quarter of 2001 and is subject to due diligence, financing, approvals, and final negotiation of terms. Proceeds of the transaction would be used primarily to fund the Company's research and development activities and to retire indebtedness.

     On March 2, 2001 the Company completed an equity placement of 1,666,667 common shares for $10 million or $6 per share.

     A combination of the Company's new funding, projected flows from operations, research and development funding by Pall Corporation and expected equity milestones from Pall Corporation totaling $4.0 million in fiscal 2001 are expected to be sufficient to meet the Company's cash requirements over the next year.

Risk Factors that May Affect Future Results

     VITEX' business faces significant risks. These risks include those described below and may include additional risks of which VITEX is not currently aware or which VITEX currently does not believe are material. If any of the events or circumstances described in the following risks actually occurs, VITEX' business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

Dependence on New Products and Systems in the Development Stage

     The success of the business depends on the development and commercialization of pathogen inactivation products and systems, including products based on INACTINE(TM) technology. The Company cannot ensure that these products and systems will be successfully developed or commercialized. On May 6, 1998, the Company received FDA approval to market pooled virally inactivated transfusion plasma, PLAS+SD. The Company's other pathogen inactivated blood products are under development and have not been yet approved by the FDA for marketing in the United States or by regulatory authorities in other countries. Successful commercialization of these products and systems under development depends, in significant part, on the Company's ability to:

     (i)    complete their development in a timely fashion;
     (ii)   obtain and maintain patents or other proprietary protections;
     (iii)  obtain required regulatory approvals;
     (iv)   implement efficient, commercial-scale manufacturing processes;
     (v)    sell into relevant markets before competitors;
     (vi)   obtain reimbursement for product sales;
     (vii) establish sales, marketing, distribution and development collaborations; and
     (viii) demonstrate the competitiveness of products and systems.

     Failure to achieve any one of these factors may materially and adversely affect the business.

Market Acceptance

     Successful market acceptance of the Company's products and systems will largely depend on VITEX' ability to demonstrate their safety, efficacy and cost-effectiveness. The Company's virally inactivated transfusion plasma, PLAS+SD, is, and other products will be, priced higher than the corresponding non-virally inactivated products. It will be necessary to convince patients, doctors, health care providers, blood centers and other participants in the blood products market to pay for the incremental cost of these products. Although end customer sales of PLAS+SD by the Red Cross have risen since the product was introduced, end-user market penetration has increased at a slower rate than anticipated.

Products are Subject to Extensive Government Regulation

     The Company's products are subject to extensive regulations by the federal government, principally the FDA, and state, local and non-U.S. governments. Such regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of blood products. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product.

     The regulatory process includes pre-clinical studies and clinical trials of each product to establish its safety and efficacy, and may include post-marketing studies requiring that we spend substantial resources. The results from pre-clinical studies and early clinical trials conducted by the Company will not ensure that results obtained in later clinical trials will be acceptable, and the Company cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals. The rate of completion of clinical trials may be delayed by many factors, including slower than anticipated patient enrollment or adverse events occurring during the clinical trials. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, the Company may encounter delays or rejections based upon many factors, including changes in regulatory policy during the period of product development.

     The Company's clinical development plan for cellular products assumes that only data from laboratory studies, not from human clinical trials, will be required to demonstrate efficacy in inactivating pathogens and that clinical trials for these products will instead focus on demonstrating therapeutic efficacy, safety and tolerability of treated blood components. Although VITEX has held discussions with the FDA concerning the proposed clinical plan for these products, the Company cannot assure that this plan of demonstrating safety and efficacy will ultimately be acceptable to the FDA or that the FDA will continue to believe that this clinical plan is appropriate.

Reliance on a Single Manufacturing Facility

     The Company operates a single manufacturing facility. Any catastrophic event that interrupts production at this facility would have a material adverse effect on the business, financial condition and results of operations. In August 1996, fractionation equipment malfunctioned, resulting in $5.1 million of losses. This consisted of $4.1 million in replacement costs of Bayer Corporation's plasma and $1.0 million of unrecoverable processing costs. The Company cannot ensure that fractionation equipment will not malfunction in the future resulting in additional unanticipated costs. In addition, to achieve the level of production of PLAS+SD required under the agreement with the Red Cross, the Company must operate a single, highly customized filling machine for extended periods without interruption. Any significant damage to, or malfunction of, this filling machine that cannot be repaired would require us to replace the machine. The construction of a replacement machine could take as long as 18 months. While the Company does possess casualty insurance which it believes to be consistent with industry standards, any extended interruption in the production of plasma fractions or PLAS+SD would have a material adverse effect on the business, financial condition, results of operations and cash flows.

Reliance on Strategic Collaborators and Distribution Agreements

     If the Company fails to maintain existing strategic alliances for whatever reason and to secure new alliances, the failure will delay the commercialization of existing and future products. The Company is dependent on strategic collaborators for sales, marketing and distribution support and for the development of certain products and product candidates.

The Company has entered into:

     (i) an agreement with Bayer Corporation ("Bayer") to process plasma fractions from plasma supplied by Bayer;
     (ii) an agreement with the American National Red Cross ("Red Cross") for the distribution of the Company's virally inactivated plasma;
     (iii) an agreement with Pall Corporation ("Pall") for the development, sale, marketing and distribution of any system incorporating VITEX pathogen inactivation technology for red blood cell concentrates; and
     (iv) an agreement with Amersham Pharmacia Biotech ("APB") for marketing INACTINE(TM) compounds in the fields of biopharmaceuticals and plasma derivatives.

     The Company's success depends, to a large extent, upon its ability to develop and deliver products to Bayer, the Red Cross, Pall, APB and potentially to other strategic collaborators. These collaborators may be unable to satisfy minimum purchase requirements or achieve projected sales levels under the collaborative agreements which could result in the termination of these agreements, causing a material adverse effect on the business, financial condition and results of operations. In addition, the Company may need to seek new collaborators or alliances to sell and distribute future products or to establish direct commercialization capabilities. Securing new corporate collaborators is a time-consuming process, and the Company cannot guarantee that the negotiations with new collaborators will yield positive results. The Company cannot make any assurances that if it finds additional corporate collaborators to assist in the commercialization of existing or new product candidates, the terms of the arrangements will be favorable to VITEX. In addition, the Company cannot ensure that strategic collaborators will not decide to distribute other products that compete directly with the Company or new products developed by competitors that may prove to be more effective, cost-efficient alternatives.

     The Company's collaborative agreements require that it meet certain research and development and commercialization milestones. In the case of each of these agreements, failure to achieve one or more of these milestones on a timely basis could have a material adverse effect on the receipt of funding and revenues under the agreement and the continuation of the agreement.

Risk of Product Recalls

     After the end of the first quarter of 1999, in connection with PLAS+SD Phase IV safety studies, the Company observed several seroconversions to parvovirus B-19 in healthy volunteers who received the product from two production lots which were found to contain high concentrations of the virus. Although there was no evidence of clinical disease typical of parvovirus B-19 associated with these seroconversions, on April 16, 1999, the Company initiated a voluntary recall of thirty-seven lots of PLAS+SD which contained moderate to high levels of parvovirus B-19 DNA. The recall was completed on May 12, 1999. VITEX recorded one-time costs of $2.6 million associated with the recent recall of PLAS+SD. In addition, approximately $2.0 million in minimum shipments of PLAS+SD under the contract with the Red Cross were not made in the quarter due to production delays caused by the recall. The Company cannot ensure that it will not face future product recalls which could have a material adverse effect on the business.

Risk of Competing Technologies and Rapid Technological Change

     The fields of transfusion medicine and therapeutic use of blood products are characterized by rapid technological change. Accordingly, the Company's success will depend, in part, on its ability to respond quickly to such change through the development and introduction of new products and systems. Product and system development involves a high degree of risk, and the Company cannot ensure that its product and system development efforts will result in any commercial successes.

Technological Developments by Others May Result in VITEX Products Becoming Obsolete or Non-Competitive Before Generating Significant Revenue.

     The Company expects that there will be significant competition for all of its products and systems. Any such product or system, once approved for marketing, would compete with current approaches to blood safety, including screening, donor retesting and autologous (i.e., self) donations, as well as with future products and systems developed by medical technology, biopharmaceutical and hospital supply companies, national and regional blood centers, or certain governmental organizations and agencies. Many companies and organizations that may be competitors or potential competitors have substantially greater financial and other resources than VITEX and may have more experience in conducting pre-clinical studies and clinical trials and other regulatory approval procedures.

Product Liability Claims Exposure

     The Company's operations are exposed to the risk of product liability claims. There can be no assurance against losses due to any such claims. The Company maintains product liability insurance coverage but it cannot assure that such insurance will continue to be available to it on a cost-effective basis and that such insurance will be adequate to cover any or all potential claims. In the event that a claim is brought against the Company, liability for damages beyond the extent of coverage under the insurance policy combined with the expense of litigating such claim could have a material adverse effect upon the business, financial condition and results of operations.

Uncertainty of Proprietary Technologies and Patents

     The Company's success depends, in part, on its ability to develop proprietary products and technologies, to obtain and maintain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on its proprietary rights. VITEX has exclusive licenses to patents and patent applications covering critical components of its pathogen inactivation technologies. The Company cannot assure that any patents owned by or licensed to the Company will afford protection against competitors or that any pending patent applications now or hereafter filed by or licensed to the Company will result in patents being issued. In addition, the laws of certain non-U.S. countries do not protect intellectual property rights to the same extent as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, the Company cannot predict their enforceability with certainty. VITEX cannot assure that any of its patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages against competitors with similar technology. Furthermore, the Company cannot assure that its competitors will not obtain patent protection or other intellectual property rights that would limit VITEX' ability to use its technology or commercialize products that may be developed. The Company cannot assure that planned or potential products will not be covered by patents or other intellectual property rights held by others, in which case continued development and marketing of such products would require a license under such patents or other intellectual property rights. The Company cannot assure that such required licenses will be available on acceptable terms, if at all. Litigation may be necessary to defend against or assert such claims of infringement; to enforce patents issued to VITEX, to protect trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial costs and diversion of management focus.

Uncertainty of Third-Party Reimbursement

     Successful commercialization of VITEX products is, in part, dependent on the reimbursement policies of third-party payors. Failure by doctors, hospitals and other users of VITEX products or systems to obtain reimbursement from managed care organizations (MCOs), private health insurers, government authorities and other medical cost reimbursement channels could adversely affect the Company's ability to sell its products and systems.

Dependence on Additional Financing

     The Company's research and development programs for INACTINE(TM) and Affinity Purification will continue to consume resources and spending levels will increase as the Company moves ahead in its clinical development program. The Company's current resources are not sufficient to fund its entire product development efforts. Additional financing will be necessary and the Company cannot guarantee the success or terms of future fund raising efforts.

Stock Price Volatility

     The Company's stock price, like that of other companies in the industry, is subject to significant volatility. The stock price may be affected by, among other things, clinical trial results and other product development related announcements by the Company or its competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to Company performance. In addition, if revenues, research and development spending or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on stock price.



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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following independent auditors' report and financial statements of the Company set forth in the Company's 2001 Annual Report to Stockholders are incorporated herein by reference and are filed herewith as Exhibit 13.1.

  .    Report of Independent Auditors
  .    Balance Sheets as of December 30, 2000 and January 1, 2000
  . Statements of Operations for the years ended December 30, 2000, January 1, 2000 and January 2, 1999
  . Statements of Stockholders' Equity for the years ended December 30, 2000, January 1, 2000 and January 2, 1999
  . Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999
  .    Notes to Financial Statements


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

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a) Financial Statements

The following Financial Statements as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference:

      Report of Independent Auditors
      Balance Sheets as of December 30, 2000 and January 1, 2000
      Statements of Operations for the years ended December 30, 2000, January 1 2000 and January 2, 1999
      Statements of Stockholders' Equity for the years ended December 30, 2000, January 1, 2000 and January 2, 1999
      Statements of Cash Flows for the years ended December 30, 2000, January 1 2000 and January 2, 1999
      Notes to Financial Statements

Other information and financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the thirteen weeks ended December 30, 2000.

(c) Exhibits

      The following exhibits are required to be filed with this Report by Item 14 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

Exhibit
Number          Description
------    ----------------------------------------------------------

2.1 Agreement and Plan of Merger dated as of July 28, 1999 among the Company, Pentose and certain stockholders of Pentose. Filed as Annex A to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.
2.2 Amendment dated as of November 8, 1989 to Agreement and Plan of Merger dated as of July 28, 1999 among VITEX, Pentose and certain stockholders of Pentose. Filed as Exhibit 2.1 to the Registration Statement on Form S-4 as amended (No. 333-87443) and incorporated herein by reference.
3.1       Restated Certificate of Incorporation of the Company. Filed as
          Exhibit 3.8 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
3.2 Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed herewith.
3.3 Amended and Restated By-laws of Company. Filed as Exhibit 3.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
4.1 Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
4.2 Stock Warrant between the Company and Bear, Stearns & Co. Inc., dated April 29, 1997. Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
4.3 Warrant to Purchase Common Stock between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
4.4 Contingent Stock Subscription Warrant between the Company and CB Capital Investors, Inc., dated April 29, 1997. Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.1* 1998 Equity Incentive Plan. Filed as Appendix C to the Registrant's 1999 Definitive Proxy Statement on Form 14A, Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.2* 1998 Director Stock Option Plan. Filed as Exhibit A to the Registrant's 1999 Definitive Proxy Statement on Form 14A, on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.3* 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.4* Non-Exclusive License Agreement (#1) for Solvent Detergent Treated Blood Derived Therapeutic Products between the Company and the New York Blood Center, Inc., dated September 21, 1995. Filed as Exhibit
          10.4 to the Registrant's

          Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.5+ Non-Exclusive License Agreement (#2) for UV Treated Blood Derived Therapeutic Products between the Company and the New York Blood Center, Inc., dated September 21, 1995. Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.6+ Exclusive License Agreement (#3) for Virally Inactivated Transfusion Plasma Products between the Company and the New York Blood Center, Inc., dated September 21, 1995, as amended on December 31, 1996 and July 1, 1997. Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.7 Termination of Exclusive License Agreement for Virally Inactivated Cellular Products between the Company and New York Blood Center, effective February 1, 2000. Filed as Exhibit 10.10 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10.8++ First Amendment to Appendix A of the License Agreements between the New York Blood Center and the Company, effective January 1, 1999. Filed as Exhibit 10.11 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10.9 Omnibus Agreement between the Company and the New York Blood Center, Inc., dated October 26, 1995. Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.10 First and Second Amendments, each dated March 31, 1998, to the Omnibus Agreement (filed previously as Exhibit 10.12). Filed as Exhibit 10.35 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.11 Third Amendment to the Omnibus Agreement, dated October 6, 1998. Filed as Exhibit 10.14 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10. 12++ Modification Agreement between the Company and Bayer Corporation, dated December 22, 1997. Filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.13+ First Amended and Restated Agreement for Custom Processing between the Company and Bayer Corporation, dated January 24, 1996. Filed as
          Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.14++ Letter Agreement between the Company and Bayer amending the Custom Processing Agreement dated April 21, 1999. Filed herewith. Filed as
          Exhibit 10.18 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10.15++ Amended and Restated Supply, Manufacturing, and Distribution Collaboration Agreement between the Company and the American National Red Cross, dated October 1, 1998. Filed as Exhibit 10.13 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10.16++ Amendment to the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement between the Company and the American National Red Cross, dated October 1, 1999. Filed as Exhibit
          10.20 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference.
10.17+ Joint Development, Marketing and Distribution Agreement between the Company and Pall Corporation, dated February 19, 1998. Filed as
          Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.18 Amendment No. 1 to the Joint Development, Marketing and Distribution Agreement between Pall Corporation and the Company, dated July 19, 1999. Filed as Exhibit 4.4 to the Registrant's 1999 Quarterly Report on Form 10-Q filed August 11, 1999 and incorporated herein by reference.
10.19+ Stock Purchase Agreement between Pall Corporation and the Company, dated February 19, 1998. Filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.20 Registration Rights Agreement between the Company and the Investors named therein, dated February 19, 1998. Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.21 Facility Lease Agreement between the Company and Suffolk County Industrial Development Agency, dated February 15, 1995. Filed as
          Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.22 Lease Agreement between the Company and Bayer Corporation, dated February 7, 1995. Filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.23 Sublease Agreement between the Company and Bayer Corporation, dated February 7, 1995. Filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.24 Security Agreement between the Company and Bayer Corporation, dated December 22, 1997. Filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.25 Lease between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.26* Employment Agreement between the Company and Bernard Horowitz, dated January 15, 1998. Filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.27 Separation Agreement and General Release between Bernard Horowitz and the Company executed September 13, 1999. Filed as Exhibit 10.1 to the Registrant's 1999 Annual Report on Form 10-Q/A dated February 22, 2000 and incorporated herein by reference.
10.28* Letter Agreement between the Company and John R. Barr, dated November 10, 1997. Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.29* Credit Agreement between the Company and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.30 Intercreditor Agreement among the Company, Bayer Corporation and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.31 Mortgage and Security Agreement among the Company, Suffolk County Industrial Development Agency and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.32 Guaranty and Collateral Agreement between the Company and The Chase Manhattan Bank, dated December 22, 1997. Filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.33 Mortgage, Security Agreement and Fixture Filing among the Company, Suffolk County Industrial Development Agency and Bayer Corporation, dated February 15, 1995, as amended December 22, 1997. Filed as
          Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.34 Form of Indemnification Agreement. Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.
10.35* 1999 Supplemental Stock Option Plan. Filed as Annex C to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.
10.36 Indenture of lease made and entered into as of August 4, 1999 by and between Pentose Pharmaceuticals, Inc. ("Tenant") and Coolidge Partners, LLC ("Landlord"). Filed as Exhibit 10.1 to the Registrant's 2000 Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.
10.37++ Amendment to the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement by and between the Company and American National Red Cross dated July 28, 2000. Filed as Exhibit 10.1 to the Registrant's 2000 Quarterly Report on Form 10-Q filed August 4, 2000 and incorporated herein by reference.
10.38++ Letter Agreement between the Company and Bayer amending the Custom Processing Agreement dated January 4, 2000. Filed herewith.
13.1 Independent Auditors' Report and Financial Statements. Filed herewith.
23.1      Consent of KPMG LLP. Filed herewith.


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

                                     V.I. TECHNOLOGIES, INC.

                                     By: /s/ John R. Barr
                                         _____________________________________
                                         John R. Barr
                                         President and Chief Executive Officer
                                         March 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                        Date
/s/ John R. Barr
______________________________             President, Chief Executive Officer and       March 14, 2001
John R. Barr                               Director (Principal Executive Officer)


/s/ Samuel K. Ackerman, M.D.
______________________________             Chairman of the Board of Directors           March 14, 2001
Samuel K. Ackerman, M.D.


/s/ Thomas T. Higgins
______________________________             Executive Vice President, Operations,        March 14, 2001
Thomas T. Higgins                          Treasurer and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ David Tendler
______________________________             Director                                     March 14, 2001
David Tendler


/s/ Richard A. Charpie
______________________________             Director                                     March 14, 2001
Richard A. Charpie

/s/ Jeremy Hayward-Surry
______________________________             Director                                     March 14, 2001
Jeremy Hayward-Surry

/s/ Bernard Horowitz, Ph.D.
______________________________             Director                                     March 14, 2001
Bernard Horowitz, Ph.D.


/s/ Irwin Lerner
______________________________             Director                                     March 14, 2001
Irwin Lerner


/s/ Peter D. Parker
______________________________             Director                                     March 14, 2001
Peter D. Parker


/s/ Damion E. Wicker, M.D.
______________________________             Director                                     March 14, 2001
Damion E. Wicker, M.D.


/s/ Joseph M. Limber
______________________________             Director                                     March 14, 2001
Joseph M. Limber

/s/ Doros Platika, M.D.
______________________________             Director                                     March 14, 2001
Doros Platika, M.D.