Form 10-Q
period 2001-03-31
V I TECHNOLOGIES INC
filed 2001-05-11
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ---    ----

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

                  Yes   (X)                          No   (  )

  The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 2001

             Title of Class                       Shares Outstanding
     Common Stock, $.01 par value                     22,503,056

                            V.I. TECHNOLOGIES, INC.

                                     INDEX



                                                                                  PAGE
                                                                                  ----
PART I.                               FINANCIAL INFORMATION

Item 1.               Financial Statements:

                      Condensed balance sheets at March 31, 2001
                      and December 30, 2000                                         3

                      Condensed statements of operations for
                      the quarters ended March 31, 2001 and April 1, 2000           4

                      Condensed statement of stockholders' equity for the
                      quarter ended March 31, 2001                                  5

                      Condensed statements of cash flows for the quarters
                      ended March 31, 2001 and April 1, 2000                        6

                      Notes to condensed financial statements                       7



Item 2.               Management's Discussion and Analysis of                      10
                      Financial Condition and Results of Operations

Item 3.               Quantitative and Qualitative Disclosures about               14
                      Market Risk

PART II.              OTHER INFORMATION

Item 2.               Recent Sales of Unregistered Securities                      15

Item 6.               Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                         16


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         V.I. TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
              (In thousands, except for share and per share data)

                                                                  March 31, 2001        December 30, 2000
                                                                    (Unaudited)             (Audited)
                                                                    -----------             ----------
                         ASSETS
 Current assets:
   Cash and cash equivalents                                           $ 11,210             $  7,768
   Trade receivables `                                                    5,841                5,332
   Other receivables, net                                                 3,114                2,387
   Inventory                                                              1,765                1,600
   Prepaid expenses and other current assets                              1,301                1,157
                                                                       --------            ---------


      Total current assets                                               23,231               18,244
                                                                       --------            ---------


Property, plant and equipment, net                                       39,157               39,602
Intangible assets, net                                                    3,806                3,896
Inventory                                                                 1,532                1,532
Other assets, net                                                           435                  455
                                                                       --------            ---------
      Total assets                                                       68,161               63,729
                                                                       ========            =========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                   $  2,016             $  2,688
   Current portion of capital lease obligations                           1,524                1,697
   Accounts payable and accrued expenses                                  8,708                9,123
   Deferred revenue                                                         153                  153
   Due to related parties                                                   376                  120
                                                                       --------            ---------

      Total current liabilities                                          12,777               13,781
                                                                       --------            ---------

Capital lease obligations, less current portion                             281                  561
Advances from customer                                                    3,035                2,971
Deferred revenue                                                          1,221                1,259
                                                                       --------            ---------
      Total liabilities                                                  17,314               18,572
                                                                       --------            ---------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
      1,000,000 at April 1, 2000 and January 1, 2000;
      no shares issued and outstanding                                        -                    -
   Common stock, par value $.01 per share; authorized 35,000,000
      shares; issued and outstanding 22,506,070 at March 31, 2001 and       225                  208
      20,780,839 at December 30, 2000
   Additional paid-in-capital                                           140,447              130,323
   Accumulated deficit                                                  (89,825)             (85,374)
                                                                       --------            ---------
      Total stockholders' equity                                         50,847               45,157
                                                                       --------            ---------
      Total liabilities and stockholders' equity                       $ 68,161             $ 63,729
                                                                       ========            =========


     The accompanying notes are an integral part of the condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)


                                                                 Quarter Ended
                                                       March 31,                April 1,
                                                         2001                     2000
                                                     -------------            ------------
Product sales                                              $ 9,625                 $10,800
Partner research funding                                     1,593                     456
ANRC incentive program credit                                    -                     565
                                                     -------------            ------------
Net revenues                                                11,218                  11,821

Costs and expenses:
   Cost of sales                                             7,123                   7,077
   Research and development costs                            6,263                   2,854
   Selling, general and administrative                       2,209                   2,487
    expenses                                         -------------            ------------

Total operating costs and expenses                          15,595                  12,418
                                                     -------------            ------------


Loss from operations                                        (4,377)                   (597)

Interest (expense) income, net                                 (74)                     29
                                                     -------------            ------------


Net loss                                                   $(4,451)                $  (568)
                                                     =============            ============


Basic and diluted net loss per share                        $(0.21)                 $(0.03)
                                                     =============            ============

Weighted average shares used in calculation of:
   Basic and diluted net loss per share                     21,350                  19,702



     The accompanying notes are an integral part of the condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                         Common            Common           Additional                               Total
                                          Stock             Stock             Paid-In            Accumulated     Stockholders'
                                        (Shares)           (Amount)           Capital              Deficit           Equity
                                    ---------------     --------------    ---------------     -----------------   --------------
Balance at December 30, 2000             20,780,839               $208           $130,323              $(85,374)         $45,157

Issuance of common stock                  1,666,667                 17              9,983                     -           10,000

Issuance of shares of common stock upon
   exercise of stock options                 58,564                  -                141                     -              141

Net loss                                          -                  -                  -                (4,451)          (4,451)
                                    ---------------     --------------    ---------------     -----------------   --------------
Balance at March 31, 2001                22,506,070               $225           $140,447              $(89,825)         $50,847
                                    ===============     ==============    ===============     =================   ==============



     The accompanying notes are an integral part of the condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             Quarter Ended
                                                                    March 31,                April 1,
                                                                       2001                    2000
                                                                 --------------           --------------
Cash flows from operating activities:
 Net loss                                                               $(4,451)                 $  (568)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                          1,211                      975
       Accretion of interest on customer advance                             64                       70
       Loss on write-off of equipment                                        58                        -
  Changes in operating accounts:
   Trade receivables                                                       (509)                  (2,748)
   Other receivables, net                                                  (727)                    (298)
   Due to related parties                                                   256                    2,267
   Inventory                                                               (165)                    (372)
   Prepaid expenses and other current assets                               (144)                      50
   Accounts payable and accrued expenses                                   (415)                  (3,939)
   Deferred revenue                                                         (38)                       -
                                                                 --------------           --------------
Net cash used in operating activities                                    (4,860)                  (4,563)
                                                                 --------------           --------------

Cash flows from investing activities:
 Additions to property, plant and equipment                                (714)                  (2,606)
                                                                 --------------           --------------

Net cash used in investing activities                                      (714)                  (2,606)
                                                                 --------------           --------------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                              10,141                      328
 Principal repayment of long-term debt                                     (672)                    (672)
 Principal repayment of capital lease obligations                          (453)                    (401)
                                                                 --------------           --------------


Net cash provided by (used in) financing activities                       9,016                     (745)
                                                                 --------------           --------------

Net increase (decrease) in cash and cash equivalents                      3,442                   (7,914)

Cash and cash equivalents at beginning of year                            7,768                   26,886
                                                                 --------------           --------------

Cash and cash equivalents at end of period                              $11,210                  $18,972
                                                                 ==============           ==============



     The accompanying notes are an integral part of the condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the Company or VITEX) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

Presentation of Fiscal Years

     For presentation purposes, the years ended December 29, 2001 and December 30, 2000 are referred to as fiscal years 2001 and 2000, respectively.

Change in Classification

     Partner research funding has been reflected as revenue in the condensed statement of operations to conform to industry practice for biotechnology companies. Such amounts were previously reported as an offset to research and development expense. Amounts for the quarter ended April 1, 2000 have been reclassified to conform to amounts for the quarter ended March 31, 2001.

Revenue Recognition

     Revenue from plasma fractionation processing and the production of PLAS+/R/SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. The Company's agreement with the American National Red Cross (the "Red Cross") provides that the Red Cross is obligated to pay for the amount of PLAS+/R/SD specified in its annual purchase order even if the Red Cross is unable to supply sufficient quantities of plasma for processing. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations.

     The Company's plasma fractionation processing revenues are principally derived from Bayer Corporation ("Bayer"), while PLAS+/R/SD is sold to the Red Cross for subsequent distribution to hospitals and other medical facilities. For the first quarter of fiscal year 2001, revenue derived from the sale of products to Bayer and the Red Cross amounted to approximately 77% and 23%, respectively, of total product sales. For the first quarter of fiscal year 2000, revenue derived from the sale of products to Bayer and the Red Cross each amounted to 49% of total product sales. At March 31, 2001, amounts owed from Bayer and Red Cross amounted to 65% and 35%, respectively, of net trade receivables.

Research and Development

  All research and development costs are charged to operations as incurred. Collaborator reimbursement, primarily from a related party, is recorded when performed as partner research funding revenue on the condensed statement of operations and amounted to $1.6 million and $0.5 million for the first quarter of fiscal years 2001 and 2000, respectively.

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. As of March 31, 2001, the Company had approximately 3,015,000 options and warrants outstanding.


2.   Plasma Operations Divestiture

      The Company has signed a letter of intent to divest its Melville plasma operations. These operations are responsible for producing intermediate plasma fractions and virally inactivated transfusion plasma, PLAS+/R/SD. The total value of the transaction is estimated to be in the range of $34 to $38 million of which approximately $30 million is anticipated to be cash. The closing of the transaction could occur in the second quarter of fiscal year 2001 and is subject to due diligence, financing, approvals, consents and final negotiation of terms. Proceeds of the transaction would be used primarily to fund the Company's research and development activities and to retire indebtedness. The Company could recognize a charge upon divestiture of the plasma operations in the range of $5 million to $7 million.

     In March 2001, in order to improve operating efficiency and to position the Company for the divestiture of its plasma operations as described above, the Company reduced its Melville plasma operations workforce by 39 employees. In connection with those staff terminations, the Company incurred severance and other costs of $0.4 million during the first quarter of fiscal 2001, of which $0.3 million is included within accrued expenses at March 31, 2001.

     The Company has taken several steps in anticipation of its divestiture of the plasma operations and to facilitate new contractual arrangements between the plasma operations, post divestiture, and the Red Cross and the New York Blood Center. Subsequent to the end of the fiscal quarter, the Company notified the Red Cross that the Company was terminating the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement under which the Company provides processing services and the Red Cross distributes PLAS+SD. The Company and Red Cross are in discussions concerning the basis of termination asserted by the Company. The Company also provided notice to the New York Blood Center
(NYBC) terminating Exclusive License #3 of Virally Inactivated Transfusion Plasma Products, the agreement under which the Company was licensed rights to the solvent detergent technology used in the production of PLAS+SD. In the event the Company is required to continue its PLAS+SD processing, it would be required to negotiate a new license agreement with NYBC.

3.    Inventory

      Inventory consists of the following components:

                                        March 31,             December 30,
                                            2001                     2000
                                          ------                   ------
      Work-in-process                     $  524                   $  481
      Supplies                             1,187                    1,065
      Resin                                   54                       54
                                          ------                   ------
      Current inventory                    1,765                    1,600

      Resins                               1,532                    1,532
                                          ------                   ------

          Total inventory                 $3,297                   $3,132
                                          ======                   ======

     The amount classified as long-term inventory represents resins purchased by the Company for use in the production of Universal PLAS+/R/SD. The Company intends to file an application with the FDA in the third quarter of 2001 for approval to market Universal PLAS+/R/SD and expects to use substantially all the resin inventory during fiscal 2002.


4.  American National Red Cross Sales (ANRC) Incentive Program

     During fiscal year 1999, the Company recorded a charge in the amount of $4.5 million recognizing the estimated cost of its commitment to support a Red Cross Sales Incentive Program designed to promote usage of PLAS+/R/SD and to reduce Red Cross product inventory levels. As of April 1, 2000, the projected cost of the program was reassessed in light of recent sales information and based on expected sales by the Red Cross during the incentive period, the Company recorded a reduction from the original cost estimate. The reduction in the incentive accrual of $0.6 million was recorded in the quarter ended April 1, 2000 as an increase to net revenues.

5.  Stockholders' Equity

     On March 2, 2001, the Company completed an equity placement of 1,666,667 common shares for $10.0 million, or $6 per share.


6.   Ethanol Usage Tax

     The Company uses ethanol as a concentration agent in its plasma fractionation process and in column regeneration for the PLAS+/R/SD process. Ethanol has been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms (the "Bureau") since 1998. The Bureau initiated its review in 2000 and has requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax in October 2000 while the on-going review is finalized.

     In the event of a determination that the Company is not eligible for tax exemption, the Bureau has advised the Company that it would be entitled to a drawback arrangement for alcohol used in plasma fractionation. The Bureau has initially disallowed drawback on the PLAS+/R/SD process; however, the Company is challenging this decision. Should the Company receive approval for drawback on PLAS+/R/SD in addition to fractionation, it should recover the majority of excise taxes paid and there should be a minimal effect on manufacturing costs. Further, management believes that in the event the Company is not granted tax exempt status but secures drawback rights for PLAS+/R/SD and fractionation, retroactive costs, if any, would not be material to the Company's financial condition, results of operations and cash flows. Failure to receive tax exempt status or to secure drawback rights on both manufacturing processes could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Until the Company is granted either a tax exemption or allowed to file drawback claims, the imposition of the excise tax has resulted in cash outflows of approximately $0.5 million per month.

     Included in other receivables at March 31, 2001 is $2.6 million, representing the amount paid for alcohol excise tax, for which the Company has filed or expects to file drawback claims. The Company is actively working with the Bureau to resolve this matter in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     V.I. Technologies, Inc. ("the Company" and "VITEX"/TM/, a trademark and trade name of V.I. Technologies, Inc.) is the premier developer of innovative biotech products designed to ensure a safer transfusion blood supply. The Company's expertise in nucleic acid chemistry has produced INACTINE/TM/ Pathogen Inactivation, a revolutionary technology that inactivates blood-borne pathogens. The INACTINE/TM/ Pathogen Inactivation red blood cell product, currently in a Phase II clinical trial, is designed to inactivate pathogens contained in red blood cells, the largest transfusion market segment. The Company maintains development and commercialization partnerships with Pall Corporation, Amersham Pharmacia Biotech, Haemonetics, Inc., the American National Red Cross and Bayer Corporation. VITEX is headquartered in Watertown, Massachusetts and was incorporated in Delaware in December 1992.

     The Company's mission is to achieve the global availability of the safest blood products. Its business strategy is to leverage its outstanding portfolio of technologies and strong scientific team to be the market leader in providing innovative pathogen inactivation solutions for blood products worldwide. Key elements of that strategy include:

  . Establish Clear Product Superiority. INACTINE/TM/ compounds have been shown to inactivate all classes of viruses and bacteria. Studies are underway to demonstrate the inactivation of parasites. The results of VITEX's Phase I red blood cell clinical trial which were presented at the Annual Meeting of the American Society of Hematologists in December 2000, demonstrated that the key therapeutic properties of red blood cells are not affected by treatment with INACTINE/TM/. The Company's exclusive system for removing INACTINE/TM/ at the end of the treatment process is also expected to help establish a significant margin of safety for the patient.

  . Be First to Market in the Largest Segment. VITEX's INACTINE/TM/ red blood cell program is the most clinically advanced in the red blood cell field. Red blood cells are the largest segment of the transfusion blood components market, which is estimated at $2.2 billion annually.

  . Build Strong Partnerships. VITEX has established commercialization partnerships for INACTINE/TM/ with Pall Corporation ("Pall") and Amersham Pharmacia Biotech ("APB"). The Company also has a technical collaboration with Haemonetics, Inc. ("Haemonetics") for the red blood cell program. Collectively, these partnerships are critical to helping VITEX advance its lead program through development to product launch and maximizing the sales potential of the product within the red blood cell transfusion marketplace. The Company has ongoing commercial relationships with Bayer Corporation and the American National Red Cross ("Red Cross").

  . Provide the Broadest Spectrum of Pathogen Inactivation and Removal. Affinity purification technology uses proprietary ligands attached to affinity columns to remove pathogens from blood and other fluids. This technology has potential application in several areas of pathogen removal including the removal of prions, the agent thought responsible for 'mad cow disease' and the human version variant Creutzfeldt-Jakob Disease ("vCJD"). Affinity Purification technology complements the pathogen inactivation capabilities of INACTINE/TM/ chemistry.

  . Fully Exploit the Technology Portfolio. The Company intends to extend the technology platforms to other blood products such as plasma and platelets.

The Company's two significant pathogen inactivation technology platforms are:

  . INACTINES/TM/ - The Company's INACTINE/TM/ technology was approved by the FDA to commence a Phase II clinical trial in 2000 for red blood cells and establishes VITEX as the leader in the race to commercialize pathogen inactivation technology for red blood cells concentrates ("RBCC"). In pre-clinical studies, INACTINE/TM/ has demonstrated a broad spectrum of pathogen inactivation, including both enveloped and non-enveloped viruses and bacteria while having minimal effect on the therapeutic properties of the red blood cells. The Phase I study confirmed the functionality of INACTINE/TM/ -treated red cells in healthy volunteers. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE/TM/ -treated-RBCC: a marketing and distribution agreement with Pall Corporation, and a contract development and manufacturing agreement with Haemonetics Corporation. The Company has early stage development programs for the use of INACTINE/TM/ with other blood components. In April 2000, VITEX initiated a collaboration with Amersham Pharmacia Biotech for INACTINE/TM/ pathogen inactivation in the fields of biopharmaceuticals and plasma derivatives.

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

VITEX currently produces two human therapeutic products:

  . PLAS+/R/SD - Virally inactivated transfusion plasma is effective against lipid enveloped viruses. PLAS+/R/SD received marketing clearance from the FDA on May 6, 1998. Commercial scale processing and sales of PLAS+/R/SD began in June 1998. The Company has a collaboration agreement with the Red Cross who acts as the exclusive distributor of PLAS+/R/SD in North America.

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

Recent Developments

     The Company has signed a letter of intent for a management-led divestiture of its plasma operations. These operations are responsible for producing intermediate plasma fractions and virally inactivated transfusion plasma, PLAS+/R/SD. The total value of the transaction is estimated to be in the range of $34 to $38 million of which approximately $30 million is anticipated to be cash. The closing of the transaction could occur in the second quarter of fiscal 2001 and is subject to due diligence, financing, approvals, consents and final negotiation of terms. The Company could recognize a charge upon divestiture of the plasma operations in the range of $5 million to $7 million. Ampersand Ventures, a Wellesley, Massachusetts-based venture capital firm and VITEX shareholder, will be an equity investor in the new company.

     The transaction would accomplish the strategic objective of VITEX focusing on the promising technology platforms of INACTINE/TM/ and Affinity Purification. The resources generated in the transaction will primarily be used to support development and commercialization of these platforms. Subsequent to the proposed transaction, the Company expects that its operations would consist of its research and development activities and its revenue would be derived solely from partner research funding.

     In March 2001, in order to improve operating efficiency and to position the Company for the divestiture of its plasma operations as described above, the Company reduced its Melville plasma operations workforce by 39 employees. In connection with those staff terminations, the Company incurred severance and other costs of $0.4 million during the first quarter of fiscal 2001 of which $0.3 million is included within accrued expenses at March 31, 2001.

     The Company has taken several steps in anticipation of its divestiture of the plasma operations and to facilitate new contractual arrangements between the plasma operations, post divestiture, and the Red Cross and the New York Blood Center. Subsequent to the end of the fiscal quarter, the Company notified the Red Cross that the Company was terminating the Amended and Restated Supply, Manufacturing and Distribution Collaboration Agreement under which the Company provides processing services and the Red Cross distributes PLAS+SD. The Company and Red Cross are in discussions concerning the basis of termination asserted by the Company. The Company also provided notice to the New York Blood Center
(NYBC) terminating Exclusive License #3 of Virally Inactivated Transfusion Plasma Products, the agreement under which the Company was licensed rights to the solvent detergent technology used in the production of PLAS+SD. In the event the Company is required to continue its PLAS+SD processing, it would be required to negotiate a new license agreement with NYBC.

RESULTS OF OPERATIONS

Net revenues

     Product sales decreased 11%, or $1.2 million, to $9.6 million for the first quarter of fiscal 2001, compared to $10.8 million for the first quarter of fiscal 2000. The sales decline was due to reduced PLAS+/R/SD business partially offset by a revenue gain in plasma fractionations. PLAS+/R/SD sales reflected reduced volumes under the Red Cross agreement amended in July 2000. The plasma fractions business with Bayer Corporation enjoyed a strong first quarter. Processing volume increased as the Company and Bayer implemented a production plan which effectively expanded manufacturing capacity by changing the mix of fractions produced. Revenue from plasma fractions increased 27% in the first quarter of fiscal 2001 versus 2000 as a result of a 35% increase in production volume.

     The Company recorded a credit of $0.6 million during the first quarter of fiscal 2000 under the Red Cross Sales Incentive Program as the Program was terminated early and the initial estimate of program cost recorded in 1999 was in excess of actual incentives earned by the Red Cross.

     As described in the footnotes to the condensed financial statements, the Company changed its classification for reimbursement of research and development spending, principally derived from Pall Corporation, to "Partner Research Funding" within revenue in the accompanying statement of operations. This change was done to more closely conform to industry practice. Partner research funding increased by $1.1 million to $1.6 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The increase reflects the acceleration of the Company's research and development efforts in the INACTINE/TM/ red blood cell program.

Cost of Sales

     Cost of sales was $7.1 million for both the first quarter of fiscal 2001 and fiscal 2000 or 74% and 66% of product sales in these quarters, respectively. The percent increase in cost of sales and the corresponding decline in gross margin reflects the lower processing volumes of PLAS+/R/SD. Also, cost of sales in the first quarter of 2001 includes $0.3 million in severance and other costs related to a reduction in force described previously. As of March 31, 2001, the remaining accrual balance was $0.2 million.

Research and Development

     Research and development costs increased $3.4 million for the first quarter of fiscal 2001 to $6.3 million, compared to $2.9 million for the first quarter of fiscal 2000. The increased spending is concentrated on the INACTINE/TM/ red cell pathogen inactivation program and is due to the acceleration of the research and development, clinical and regulatory process of that program and the associated expenses. The INACTINE/TM/ red cell program is now in Phase II clinical trials. In the first fiscal quarter of 2000, the INACTINE/TM/ red cell program had entered Phase I clinical trials and was at a lower level of
development activity.   As mentioned previously, research and development costs
are now presented at gross spending levels. Previously, research and development costs were reported net of reimbursement from program collaborators.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $0.3 million for the first quarter of fiscal 2001 to $2.2 million, compared to the first quarter of fiscal year 2000. The decrease reflected lower sales and marketing spending on PLAS+/R/SD as these responsibilities were assumed by the Red Cross.

Interest Income (Expense), net

     The Company incurred net interest expense of $0.07 million for the first quarter of fiscal year 2001 versus net interest income of $0.03 in 2000. Lower cash balances were responsible for the change.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generates cash from the processing of VITEX Plasma Fractions, primarily for Bayer Corporation, and manufacture of PLAS+/R/SD for the Red Cross. The Company also receives research and development funding under a collaboration agreement with Pall.

      At March 31, 2001 the Company had working capital of $10.5 million, including cash and cash equivalents of $11.2 million, in comparison with working capital of $4.5 million, including cash and cash equivalents of $7.8 million at December 30, 2000. During the thirteen weeks ended March 31, 2001, the Company's cash position was increased by $3.4 million from $7.8 million at December 30, 2000 to $11.2 million. The increase in cash balances was primarily due the receipt of $10.0 million from the sale of common stock to an investor. This was offset by the Company's investment in property, plant and equipment of $0.7 million, scheduled repayment of long-term debt and capital lease obligations of $1.1 million and operating loss combined with changes in working capital of $4.9 million.

      The primary objectives for the Company's investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

     As discussed in Note 6 to the condensed financial statements, in October 2000 the Company initiated payment of deposits of federal excise taxes on its purchases of ethanol used in its plasma operations. These deposits totaled $2.6 million as of March 31, 2001 ($1.6 million at December 30, 2000), the majority of which should be eligible for drawback under the regulations of the Bureau of Alcohol, Tobacco and Firearms. Until the drawback process is underway, the deposits will remain with the federal government and will increase by approximately $0.5 million per month. Currently, the Company is working with the Bureau to expedite processing of its drawback claims. Further, the Company has filed with the Bureau justification of its eligibility for tax-exempt status on ethanol purchases based on end use of ethanol in processing blood products.

     During the first quarter of fiscal 2001, the Company signed a letter of intent to divest its plasma operations. These operations are responsible for producing intermediate plasma fractions and virally inactivated transfusion plasma, PLAS+/R/SD. The total value of the transaction is estimated to be in the range of $34 to $38 million of which approximately $30 million is anticipated to be cash. The closing of the transaction could occur in the second quarter of fiscal year 2001 and is subject to due diligence, financing, approvals, consents and final negotiation of terms. Proceeds of the transaction would be used primarily to fund the Company's research and development activities and to retire indebtedness.

     A combination of the Company's research and development funding by Pall Corporation, cash flows from operations prior to the planned divestiture, expected equity milestones from Pall Corporation totaling $4.0 million in fiscal 2001, and anticipated proceeds from the sale of its plasma operations are expected to be sufficient to meet the Company's cash requirements over the next year. If the planned divestiture of the plasma operations is not completed, the Company will be required to seek additional financing or to reduce the level of its discretionary expenditures.


FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products, the impacts of competitive products and pricing and the ability of the Company to divest its plasma operations. The forward-looking statements contained herein are subject to the above risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company has filed with the Securities and Exchange Commission pursuant to the Exchange Act, including its annual report on Form 10-K for the year ended December 30, 2000.


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

PART II. - OTHER INFORMATION


ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

  The Company has sold and issued the following securities in the previous quarter.

  In March 2001, the State of Wisconsin Investment Board purchased 1,666,667 shares of common stock at a purchase price of $10.0 million.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

Exhibit
Number  Description
------  -----------

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

3.2 Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant's 2000 Annual Report on 10-K and incorporated herein by reference.

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

  (b)   Reports on Form 8-K

        The Company filed one 8-K on March 1, 2001, reporting the sale of 1,666,667 shares of common stock to the State of Wisconsin Investment Board.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      V.I. TECHNOLOGIES, INC.
                                      -----------------------
                                      (Registrant)



Date:  May 11, 2001                   /s/ John R. Barr
------------------------              -------------------------------------
                                      John R. Barr
                                      President and Chief Executive Officer




Date:  May 11, 2001                   /s/ Thomas T. Higgins
------------------------              -------------------------------------
                                      Thomas T. Higgins
                                      Executive Vice President, Operations
                                      and Chief Financial Officer