Form 10-Q
period 2001-06-30
V I TECHNOLOGIES INC
filed 2001-08-14
CIK 1040017

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


                          Commission File No. 0-24241


                            V.I. TECHNOLOGIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                     11-323847
--------                                     ----------
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

                  Yes   (X)                 No   ( )

The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 2001

     Title of Class                      Shares Outstanding
     Common Stock, $.01 par value        22,685,024

                            V.I. TECHNOLOGIES, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

Item 1.   Financial Statements:

          Condensed balance sheets at June 30, 2001
          and December 30, 2000                                              3

          Condensed statements of operations for
          the thirteen and twenty-six weeks ended June 30,                   4
          2001 and July 1, 2000

          Condensed statement of stockholders' equity for the                5
          twenty-six weeks ended June 30, 2001

          Condensed statements of cash flows for the                         6
          twenty-six weeks ended June 30, 2001 and July 1, 2000

          Notes to condensed financial statements                            7

Item 2.   Management's Discussion and Analysis of                           11
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about                    15
          Market Risk

PART II.  OTHER INFORMATION

Item 2.   Recent Sales of Unregistered Securities                           16

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            V.I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                           JUNE 30,  2001          DECEMBER 30,  2000
                                                                             (UNAUDITED)                (AUDITED)
                                                                          --------------           ------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $   8,770                   $  7,768
   Trade receivables                                                             3,612                      5,332
   Other receivables, net                                                        3,410                      2,387
   Inventory                                                                     1,484                      1,600
   Prepaid expenses and other current assets                                     1,032                      1,157
                                                                             ---------                   --------
      Total current assets                                                      18,308                     18,244

Property, plant and equipment, net (Note 2)                                     28,888                     39,602
Intangible assets, net                                                           3,718                      3,896
Inventory                                                                        1,532                      1,532
Other assets, net                                                                  316                        455
                                                                             ---------                   --------
      Total assets                                                           $  52,762                   $ 63,729
                                                                             =========                   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                         $   2,016                   $  2,688
   Current portion of capital lease obligations                                  1,316                      1,697
   Accounts payable and accrued expenses                                         7,548                      9,123
   Deferred revenue                                                                167                        153
   Due to related parties                                                          250                        120
                                                                             ---------                   --------
      Total current liabilities                                                 11,297                     13,781
                                                                             ---------                   --------

Capital lease obligations, less current portion                                    281                        561
Advances from customer                                                           3,098                      2,971
Deferred revenue                                                                 1,183                      1,259
                                                                             ---------                   --------
      Total liabilities                                                         15,859                     18,572
                                                                             ---------                   --------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
      1,000,000 at June 30, 2000 and January 1, 2000;
      no shares issued and outstanding                                               -                          -
   Common stock, par value $.01 per share; authorized 45,000,000 shares at June 30, 2001 and 35,000,000 shares at December 30,
      2000; issued and outstanding 22,580,322 at June 30, 2001 and
      20,780,839 at December 30, 2000                                              226                        208
   Additional paid-in-capital                                                  140,848                    130,323
   Accumulated deficit                                                        (104,171)                   (85,374)
                                                                             ---------                   --------
      Total stockholders' equity                                                36,903                     45,157
                                                                             ---------                   --------
      Total liabilities and stockholders' equity                             $  52,762                   $ 63,729
                                                                             =========                   ========

              The accompanying notes are an integral part of the
                        condensed financial statements.

                           V.I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                                              THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                                             JUNE 30,      JULY 1,          JUNE 30,       JULY 1,
                                                                               2001         2000              2001          2000
                                                                            ---------    ---------         ---------      ---------
Revenues:
         Processing revenue                                                 $  7,584      $ 7,734          $ 17,210        $18,534
         Partner research funding                                              1,493          967             3,086          1,467
         ANRC incentive program credit                                             -          666                 -          1,231
                                                                            --------      -------          --------        -------
         Net revenues                                                          9,077        9,367            20,296         21,232

Costs and expenses:
      Cost of sales                                                            5,616        7,263            12,739         14,340
      Research and development costs                                           5,346        4,347            11,594          7,244
      Selling, general and administrative expenses                             2,527        2,925             4,750          5,413
                                                                            --------      -------          --------        -------
Total operating costs and expenses                                            13,489       14,535            29,083         26,997
                                                                            --------      -------          --------        -------
Loss from operations                                                          (4,412)      (5,168)           (8,787)        (5,765)

Plasma Operations impairment (Note 2)                                         (9,875)           -            (9,875)             -

Interest (expense) income, net                                                   (59)         (23)             (135)             6
Discount on advances from customer                                                 -          402                 -            402
                                                                            --------      -------          --------        -------
          Total other income (expense)                                           (59)         379              (135)           408
                                                                            --------      -------          --------        -------
Net loss                                                                    $(14,346)     $(4,789)         $(18,797)       $(5,357)
                                                                            ========      =======          ========        =======
Basic and diluted net loss per share                                          $(0.64)      $(0.24)           $(0.86)        $(0.27)
                                                                            ========      =======          ========        =======
Weighted average shares used in calculation
   of basic and diluted net loss per share                                    22,524       19,872            21,937         19,786



              The accompanying notes are an integral part of the
                        condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                      ADDITIONAL                          TOTAL
                                                  COMMON STOCK      COMMON STOCK       PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                    (SHARES)          (AMOUNT)         CAPITAL          DEFICIT           EQUITY
                                                  ------------      ------------      ----------      -----------      -------------
Balance at December 30, 2000                       20,780,839           $208           $130,323        $ (85,374)        $ 45,157

Issuance of common stock                            1,666,667             17              9,983                -           10,000

Issuance of shares of common stock                    132,816              1                542                -              543
 upon exercise of stock options

Net loss                                                    -              -                  -          (18,797)         (18,797)
                                                   ----------           ----           --------         --------         --------
Balance at June 30, 2001                           22,580,322           $226           $140,848        $(104,171)        $ 36,903
                                                  ===========           ====           ========        =========         ========

              The accompanying notes are an integral part of the
                        condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                            JUNE 30,              JULY 1,
                                                                                              2001                 2000
                                                                                           -----------          ----------
Cash flows from operating activities:
  Net loss                                                                                 $(18,797)            $(5,357)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Plasma Operations impairment (Note 2)                                                     9,875                   -
    Depreciation and amortization                                                             2,406               2,113
       Discount on advances from customer                                                        -                 (402)
       Accretion of interest on customer advance                                                127                 139
       Loss on write-off of equipment                                                            66                   -
   Changes in operating accounts:
   Trade receivables                                                                          1,720              (2,070)
   Other receivables, net                                                                    (1,022)               (575)
   Due to related parties                                                                       130                (200)
   Inventory                                                                                    116                (545)
   Prepaid expenses and other current assets                                                    245                 182
   Accounts payable and accrued expenses                                                     (1,615)             (3,063)
   Deferred revenue                                                                             (62)                983
Net cash used in operating activities                                                        (6,811)             (8,795)
                                                                                            -------             -------
Cash flows from investing activities:
  Additions to property, plant and equipment                                                 (1,177)             (4,437)
                                                                                            -------             -------
Net cash used in investing activities                                                        (1,177)             (4,437)
                                                                                            -------             -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                 10,543                 489
  Principal repayment of long-term debt                                                        (672)             (1,344)
  Principal repayment of capital lease obligations                                             (881)               (813)
                                                                                            -------             -------
Net cash provided by (used in) financing activities                                           8,990              (1,668)
                                                                                            -------             -------
Net increase (decrease) in cash and cash equivalents                                          1,002             (14,900)

Cash and cash equivalents at beginning of year                                                7,768              26,886
                                                                                            -------             -------
Cash and cash equivalents at end of period                                                 $  8,770            $ 11,986
                                                                                           ========            ========

Supplemental disclosures of cash flow information
  Capital lease obligations incurred for purchase of equipment                                 $259                 $ -


              The accompanying notes are an integral part of the
                        condensed financial statements.

                            V.I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the "Company" or "VITEX") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

Presentation of Fiscal Years

     For presentation purposes, the years ended December 29, 2001 and December 30, 2000 are referred to as fiscal years 2001 and 2000, respectively.

Change in Classification

     Partner research funding has been reflected as revenue in the condensed statement of operations to conform to industry practice for biotechnology companies. Such amounts were previously reported as an offset to research and development expense. Amounts for the thirteen and twenty-six weeks ended July 1, 2000 have been reclassified to conform to amounts for the thirteen and twenty-six weeks ended June 30, 2001.

Revenue Recognition

     Revenue from plasma fractionation processing and the production of PLAS+/R/SD is recognized in the period in which the related services have been rendered and upon satisfaction of certain quality control requirements. The Company's agreement with the American National Red Cross (the "Red Cross") provides that the Red Cross is obligated to pay for the amount of PLAS+/R/SD specified in its annual purchase order even if the Red Cross is unable to supply sufficient quantities of plasma for processing. Revenue recognized in the accompanying statements of operations is not subject to repayment or future performance obligations. As a result of the Plasma Operations divestiture (see
Note 2), the Company will have no processing revenues subsequent to August 14, 2001.

     The Company's processing revenues are principally derived from Bayer Corporation ("Bayer"), while PLAS+/R/SD is processed and redelivered to the Red Cross for subsequent distribution to hospitals and other medical facilities.
For the thirteen weeks ended June 30, 2001, revenue derived from processing services to Bayer and the Red Cross amounted to approximately 98% and 2%, respectively, of total processing revenues, compared to 84% and 14%, respectively, for the same period in 2000. For the twenty-six weeks ended June 30, 2001, revenue from Bayer and the Red Cross amounted to approximately 86% and 14%, respectively, of total processing revenues, compared to 65% and 33%, respectively, for the same period in 2000. At June 30, 2001, amounts owed from Bayer and Red Cross amounted to 90% and 10%, respectively, of net trade receivables.

Research and Development

     All research and development costs are charged to operations as incurred. Collaborator reimbursement, primarily from a related party, is recorded when performed as partner research funding revenue on the condensed statement of operations and amounted to $1.5 million and $3.1 million respectively, for the thirteen and twenty-six weeks ended June 30, 2001. Collaborator reimbursement for the thirteen and twenty-six weeks ended July 1, 2000 amounted to $1.0 million and $1.5 million, respectively. The Company restated its financial statement for the thirteen and twenty-six weeks ended July 1, 2000 to reflect the adoption of SAB No. 101 in the fourth quarter of fiscal 2000. The adoption resulted in a decrease of $74,000 in the amount of partner research funding revenue recognized for the thirteen and twenty-six weeks ended July 1, 2000.

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. As of June 30, 2001, the Company had approximately 2,695,000 options and warrants outstanding.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142. The Company amortized $0.1 million and $0.2 million of intangible assets during each of the thirteen weeks and twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively.

2.   SUBSEQUENT EVENT: PLASMA OPERATIONS DIVESTITURE

     On August 14, 2001, the Company completed the divestiture of its Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"), a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures ("Ampersand"). Ampersand is a VITEX shareholder. These operations are responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was $32.1 million and the Company recognized a loss of $9.9 million upon closing. Prior to the closing of the transaction, the Company obtained a fairness opinion from an investment banker that the transaction was fair to the shareholders of the Company.

     Consideration received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

          Cash                                   $28,000
          Liabilities assumed by Precision:
            Capital lease obligations              1,021
            Advances from customer                 3,098
                                                 -------
              Total                              $32,119
                                                 =======

          Contingent cash consideration
          based on financial performance         $ 2,000
                                                 =======

     The cash consideration of $28.0 million includes a $3.0 million holdback by Precision, payable on the two- year anniversary of the divestiture, subject to indemnification obligations of the Company. The net present value of the Precision holdback is approximately $2.7 million. The Company is also entitled to contingent consideration of up to $2.0 million if the Plasma Operations achieve certain defined short-term financial goals.

     In addition to the consideration described above, the Company will receive 20% of any gain on the sale of the Plasma Operations by Ampersand within the three-year period immediately subsequent to closing.

     A summary of the assets as of June 30, 2001 sold to Precision and the liabilities assumed by Precision is as follows, in thousands:

          Trade receivables                $ 3,612
          Inventory                          3,016
          Property, plant and equipment     34,590
          Other assets                         764
                                           -------
            Total assets                    41,982

          Current liabilities                1,463
                                           -------

          Net assets divested              $40,519
                                           =======

     Based upon net consideration of $31.8 million (reflecting present value of the holdback amount) in comparison with the net book value of the assets and liabilities transferred to Precision and other settlement costs, the Company has recorded as of June 30, 2001 an asset impairment charge of $9.9 million related to the divestiture and has recorded a reserve against property, plant and equipment in the same amount.

3.   PLASMA OPERATIONS PRIOR TO DIVESTITURE

     In March 2001, in order to improve operating efficiency and to position the Company for the divestiture of its Plasma Operations, the Company reduced its Melville workforce by 39 employees. In connection with these staff reductions, the Company incurred severance and other costs of $0.4 million during the first quarter of fiscal 2001. These costs were substantially paid out by June 30, 2001.

     The Company took several other steps in anticipation of the divestiture and to facilitate new contractual arrangements between Precision and the Red Cross and the New York Blood Center (the "NYBC"). The Company notified the Red Cross that the Company was terminating the Amended and Restated Supply, Manufacturing, and Distribution Collaboration Agreement under which the Company provides processing services and the Red Cross distributes PLAS+/R/SD. The Company and the Red Cross are in discussions concerning the basis of termination asserted by the Company. The Company also provided notice to NYBC terminating Exclusive License #3 of Virally Inactivated Transfusion Plasma Products, the agreement under which the Company was licensed rights to the solvent detergent technology used in the production of PLAS+/R/SD. The Company is working with both the Red Cross and the NYBC on transitioning the processing rights to Precision. Precision will need to develop new contractual relationships with the Red Cross and the NYBC in order to produce and process PLAS+/R/SD.

4.   INVENTORY

     Inventory consists of the following components, in thousands:

                                                 June 30,     December 30,
                                                   2001           2000
                                                --------     ------------
           Work-in-process                       $  482          $  481
           Supplies                                 948           1,065
           Resin                                     54              54
                                                 ------          ------
           Current inventory                      1,484           1,600

             Long-term inventory                  1,532           1,532
                                                 ------          ------

             Total inventory                     $3,016          $3,132
                                                 ======          ======

     The amount classified as long-term inventory represents resins purchased by the Company for use in the production of Universal PLAS+SD. Inventory was included in the sale to Precision of the Plasma Operations as described in Note 2 above.

5.   AMERICAN NATIONAL RED CROSS SALES INCENTIVE PROGRAM

     During fiscal year 1999, the Company recorded a charge in the amount of $4.5 million recognizing the estimated cost of its commitment to support a Red Cross sales incentive program designed to promote usage of PLAS+/R/SD and to reduce Red Cross product inventory levels. The projected cost of the program was reassessed in fiscal 2000 in light of updated sales information and based on expected sales by the Red Cross during the incentive period, the Company recorded a reduction from the original cost estimate. The reduction in the incentive accrual of $0.7 million and $1.2 million was recorded in the thirteen weeks and twenty-six weeks ended July 1, 2000, respectively, as an increase to net revenues.

6.   STOCKHOLDERS' EQUITY

     On March 2, 2001, the Company completed an equity placement of 1,666,667 common shares for $10.0 million, or $6 per share.

7.   ETHANOL USAGE TAX

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

     In the event of a determination that the Company is not eligible for tax exemption, the Bureau has advised the Company that it would be entitled to a drawback arrangement for alcohol used in plasma fractionation. During the quarter ended June 30, 2001, the Company recovered from the Bureau $1.0 million in drawback claims related to plasma fractionation. The Bureau has initially disallowed drawback on the PLAS+/R/SD process; however, the Company is challenging this decision. Should the Company receive approval for drawback on PLAS+/R/SD in addition to fractionation, it should recover the majority of excise taxes paid and there should be a minimal effect on manufacturing costs. Further, management believes that in the event the Company is not granted tax exempt status but secures drawback rights for PLAS+/R/SD and fractionation, retroactive costs, if any, would not be material to the Company's financial condition, results of operations and cash flows. Failure to receive tax exempt status or to secure drawback rights on both manufacturing processes could have a material adverse effect on the Company's financial condition, results of operations and cash flows. The imposition of the excise tax requires the Company to make monthly payments of approximately $0.3 million to the Bureau.

     Included in other receivables at June 30, 2001 is $2.0 million, representing the amount paid for alcohol excise tax, for which the Company has filed or expects to file drawback claims. Included in this amount is approximately $547,000 related to the PLAS+SD process for which the Company believes it is entitled to a drawback arrangement but has not yet been approved by the Bureau. These assets were retained by the Company in the Plasma Operations divestiture described previously. The Company is actively working with the Bureau toward the resolution of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     V.I. Technologies, Inc. ("the Company" and "VITEX"/TM/, a trademark and trade name of V.I. Technologies, Inc.) is the premier developer of innovative biotech products designed to ensure a safer transfusion blood supply. The Company's revolutionary INACTINE/TM/ technology is designed to inactivate a wide range of viruses, bacteria and parasites, while preserving the therapeutic properties of blood transfusion products. The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the pathogenic genome, preventing replication and therefore "killing" the pathogen. The Company's lead product, INACTINE/TM/ Pathogen Inactivation of Red Blood Cells, is in a Phase II clinical trial with the objectives of demonstrating: 1) maximum storage time, 2) red cell survival (minimal interference with the therapeutic function of red cells), and 3) safety. Over 40 million red cell units are transfused annually in the U.S., Europe and Japan, representing an over $3 billion market opportunity for VITEX. VITEX also has a promising program underway dealing with infectious prions that cause variant Creutzfeldt-Jakob disease in humans or "mad cow disease" in cows. The Company maintains development and commercialization partnerships with Pall Corporation, Amersham Pharmacia Biotech, Haemonetics, Corporation and Oxford University. VITEX is headquartered in Watertown, Massachusetts and was incorporated in Delaware in December 1992.

     The Company's mission is to achieve the global availability of the safest blood products. Its business strategy is to leverage its outstanding portfolio of technologies and strong scientific team to be the market leader in providing innovative pathogen inactivation solutions for blood products worldwide. Key elements of that strategy include:

     ESTABLISH CLEAR PRODUCT SUPERIORITY. INACTINE/TM/ compounds have been shown to inactivate viruses, bacteria and parasites. The results of VITEX's red blood cell Phase I clinical trial demonstrated that the key therapeutic properties of red blood cells are not affected by treatment with INACTINE/TM/. The Company's exclusive system for removing INACTINE/TM/ at the end of the treatment process is also expected to help establish a significant margin of safety for the patient and remove significant levels of cellular debris, cytokines and proteins that can contribute to allergic reactions after a blood transfusion.

     BE FIRST TO MARKET IN THE LARGEST SEGMENT. VITEX is focusing its technology initially in the red blood cell field. Red blood cells are the largest segment of the transfusion blood components market, which is estimated at $3 billion annually.

     BUILD STRONG PARTNERSHIPS. VITEX has established commercialization partnerships for INACTINE/TM/ with Pall Corporation ("Pall") and Amersham Pharmacia Biotech ("APB"), a technical collaboration with Haemonetics Corporation ("Haemonetics") for the red blood cell program, and a development and commercialization collaboration with Oxford University for blood products. Collectively, these partnerships are critical to helping VITEX advance its lead program through development to product launch and maximizing the sales potential of the product within the red blood cell transfusion marketplace.

     PROVIDE A BROAD SPECTRUM OF PATHOGEN INACTIVATION AND REMOVAL. In addition to the broad spectrum of pathogen inactivation of the INACTINE/TM/ technology, the Company is uniquely positioned to extend its technological platforms to other pathogens that may threaten the blood supply such as prions, the agent responsible for "mad cow disease" and the human version variant Creutzfeldt-Jakob Disease ("vCJD"). Affinity Purification technology complements the pathogen inactivation capabilities of INACTINE/TM/ chemistry.

     FULLY EXPLOIT THE TECHNOLOGY PORTFOLIO. The Company intends to extend the technology platforms to other blood products. Further, the Company believes the technology holds potential in other areas such as diagnostics in the case of the prion technology.

     The Company's two significant pathogen inactivation technology platforms are:

   . INACTINES/TM/ - In pre-clinical studies, INACTINE/TM/ has demonstrated a broad spectrum of pathogen inactivation, including both enveloped and non-enveloped viruses, bacteria and parasites while having minimal effect on the therapeutic properties of the red blood cells. The Phase I study demonstrated equivalent functionality or recovery of INACTINE/TM/-treated red cells compared to control red cells in healthy volunteers. We anticipate that the Phase II study will confirm these results. The Company has entered into two strategic collaborations to accelerate the development and commercialization of INACTINE/TM/-treated-

      RBCC: a marketing and distribution agreement with Pall Corporation, and a contract development and manufacturing agreement with Haemonetics Corporation. The Company has early stage development programs for the use of INACTINE/TM/ with other blood components. In April 2000, VITEX initiated a collaboration with Amersham Pharmacia Biotech for INACTINE/TM/ pathogen inactivation in the fields of biopharmaceuticals and plasma derivatives.

   . Affinity Purification - Affinity Purification technology represents the marriage of combinatorial chemistry and affinity chromatography in a separation technique for isolating proteins from complex mixtures such as plasma. The method exploits the unique interaction of one molecule with a second, complementary binding molecule, a "ligand", which has been affixed to a column via an insoluble material or matrix. The complex mixture, such as red blood cells, is poured through the column and the targeted molecule binds to the immobilized ligand allowing a purified mixture to move through and out of the column. The Company entered into a collaboration with Oxford University in May of 2001 involving a specific type of RNA ligand known as aptamers which have the ability to fold into complex shapes thereby enhancing their effectiveness. The objective of the collaboration is to identify a specific RNA aptamer that will preferentially bind to the infectious form of the prion and thus be an ideal candidate for affinity purification of blood products. This could also hold promise as a diagnostic for "mad cow disease" and vCJD. No diagnostic exists today for these diseases which are always fatal.

    Prior to the event described below under "Recent Developments", the Company operated a manufacturing facility in Melville, New York where it produced intermediate plasma fractions primarily for the Bayer Corporation ("Bayer") and virally inactivated transfusion plasma for the American National Red Cross (the "Red Cross").

RECENT DEVELOPMENTS

     On August 14, 2001, the Company completed the divestiture of its Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"), a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures ("Ampersand"). Ampersand is a VITEX shareholder. These operations are responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was $32.1 million and the Company recognized a loss of $9.9 million upon closing. Prior to the closing of the transaction, the Company obtained a fairness opinion from an investment banker that the transaction was fair to the shareholders of the Company.

     Consideration received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

         Cash                                    $28,000
         Liabilities assumed by Precision:
           Capital lease obligations               1,021
           Advances from customer                  3,098
                                                 -------
             Total                               $32,119
                                                 =======

         Contingent cash consideration
         based on financial performance          $ 2,000
                                                 =======

     The cash consideration of $28.0 million includes a $3.0 million holdback by Precision, payable after two years, subject to indemnification obligations of the Company. The net present value of the Precision holdback is approximately $2.7 million. The Company is also entitled to contingent consideration of up to $2.0 million if the Plasma Operations achieve certain defined short-term financial goals.

     In addition to the consideration described above, the Company will receive 20% of any gain on the sale of the Plasma Operations by Ampersand within the three-year period immediately subsequent to closing.

  The divestiture accomplishes the key strategic objective of VITEX, which is focusing the Company on the promising technology platforms of INACTINE/TM/ and Affinity Purification. The resources generated in the transaction will primarily be used to support development and commercialization of these platforms. Subsequent to this transaction, Company operations consists of research and development activities and revenues are derived solely from partner research funding.

RESULTS OF OPERATIONS

Net revenues

     Processing revenues were unchanged for the quarter ended June 30, 2001 in comparison with the second quarter of 2000. Processing revenues decreased 7%, or $1.3 million, to $17.2 million for the twenty-six weeks ended June 30, 2001, compared to $18.5 million for the same period in the previous year. The plasma fractions business with Bayer enjoyed a strong second quarter and half year in fiscal 2001. Processing volume increased from the prior year as the Company and Bayer implemented a production plan that effectively expanded manufacturing capacity by changing the mix of fractions produced. Revenue from Bayer plasma fractions increased 13% in the second quarter of fiscal 2001 versus 2000 and for the twenty-six weeks ended June 30, 2001, increased 19% or $2.4 million over fiscal 2000. Offsetting this, PLAS+/R/SD volumes and revenues were lower than the prior year periods reflecting reduced volumes under the Red Cross agreement amended in July 2000 as the Company and the Red Cross sought to reduce inventory balances held by the Red Cross.

     The Company recorded credits of $0.7 million and $1.2 million during the thirteen and twenty-six weeks ended June 30, 2001, respectively, under the Red Cross Sales Incentive Program. The Program was terminated early and the initial estimate of program cost recorded in 1999 was in excess of actual incentives earned by the Red Cross.

     As described in the footnotes to the condensed financial statements, the Company changed its classification for reimbursement of research and development spending, principally derived from Pall Corporation, to "Partner Research Funding" within revenue in the accompanying statement of operations. This change was done to more closely conform to industry practice. Partner research funding increased by 54% or $0.5 million to $1.5 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Partner research funding increased 110% or $1.6 million for the twenty-six weeks ended June 30, 2001 as compared to the twenty-six weeks ended July 1, 2000. The increase reflects the acceleration of the Company's research and development efforts in the INACTINE/TM/ red blood cell program.

Cost of Sales

     Cost of sales was $5.6 million or 74% of processing revenues in the second fiscal quarter of 2001 versus $7.3 million or 94% of processing revenues in the comparable 2000 quarter. The decline in cost of sales and improvement in gross margin primarily reflected the strength of the fractionation business. For the six months just ended, cost of sales was 74% and 77%, respectively, of sales in fiscal periods 2001 and 2000 as the benefits of fractionation processing were partially offset by the decline in PLAS+/R/SD volumes. Cost of sales in the twenty-six weeks ended June 30, 2001 included $0.3 million in severance and other costs related to a reduction in force described previously.

Research and Development

     Research and development costs increased $1.0 million or 23% for the second quarter of fiscal 2001 to $5.3 million compared to $4.3 million for the second quarter of fiscal 2000. The increased spending is concentrated in the INACTINE/TM/ red cell pathogen inactivation program and is due to the acceleration of the development, clinical and regulatory phases of that program. The INACTINE/TM/ red cell program is in a Phase II clinical trial and the Company expects to move to pivotal Phase III trials in the third quarter. Research and development costs increased $4.3 million or 60% for the twenty-six weeks ended June 30, 2001 to $11.6 million, compared to $7.2 million for the twenty-six weeks ended July 1, 2000 also attributable to the INACTINE/TM/ red cell program. As mentioned previously, research and development costs are now presented at gross spending levels. Previously, research and development costs were reported net of reimbursement from program collaborators.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $0.4 million in the second fiscal quarter of 2001 and $0.7 million in the twenty-six weeks ended June 30, 2001 versus the prior year periods. The decreases reflect lower sales and marketing spending on PLAS+/R/SD as these responsibilities were assumed by the Red Cross and reduced staffing levels.

Plasma Operations Impairment

     As a result of the divestiture of its Plasma Operations in August 2001, the Company recorded an asset impairment charge of $9.9 million to write down the net assets of this business to net realizable value as of June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, the Company generated cash from its Melville, New York Plasma Operations business, which was sold on August 14, 2001. The Company receives research and development funding under a collaboration agreement with Pall Corporation.

      At June 30, 2001 the Company had working capital of $7.0 million, including cash and cash equivalents of $8.8 million, in comparison with working capital of $4.5 million, including cash and cash equivalents of $7.8 million at December 30, 2000. During the twenty-six weeks ended June 30, 2001, the Company's cash position increased by $1.0 million primarily reflecting $10.0 million proceeds from the sale of common stock to an investor, offset by operating losses and changes in working capital of $6.8 million, investment in property, plant and equipment of $1.2 million and scheduled repayment of long-term debt and capital lease obligations of $1.6 million.

      The primary objectives for the Company's investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

     Subsequent to the end of the quarter, the Company completed the divestiture of its Plasma Operations to Precision. The Company received cash of $25.0 million and applied $2.1 million to repay term indebtedness. Cash in the amount of $3.0 million was deferred and is due from Precision in two years from the date of the closing. In addition, the Company is eligible to receive up to $2.0 million if Precision achieves certain short-term financial goals and will also receive 20% of any gain on resale by Ampersand of the Plasma Operations business within a three-year period of the divestiture. Precision assumed certain term liabilities of the Company totaling $4.1 million.

     As discussed in Note 7 to the condensed financial statements, in October 2000 the Company initiated payment of deposits of federal excise taxes with the Bureau of Alcohol, Tobacco and Firearms (the "Bureau") on its purchases of ethanol used in its Plasma Operations. The Company has filed with the Bureau justification of its eligibility for tax-exempt status on ethanol purchases based on end use of ethanol in processing blood products. Until a final determination on tax exempt status is obtained, the Company is working to obtain drawback rights entitling it to recover the majority of amounts deposited. In the second quarter of 2001, the Company recovered $1.0 million of deposits and at June 30, 2000 has $2.0 million in deposits still outstanding. These deposits were retained by the Company and not included in the sale of Plasma Operations. The deposits are expected to be recovered over the next 6 to 12 months.

     A combination of the proceeds from the sale of Plasma Operations, the Company's research and development funding by Pall Corporation, and expected equity milestones from Pall Corporation totaling $4.0 million in fiscal 2001 are expected to be sufficient to meet the Company's cash requirements over the next year.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company amortized $0.2 million of intangible assets during both six-month periods ended June 30, 2001 and July 1, 2000. The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, market acceptance of the Company's products and the impacts of competitive products and pricing. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

      No unregistered securities were sold by the Company in the previous quarter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2001, the Company held its Annual Meeting of Stockholders. The following matters were approved at that meeting:

     1. The election of Dr. Samuel K. Ackerman, Mr. David Tendler, Dr. Doros Platika and Mr. Joseph M. Limber as Class III Directors to serve until the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified. There were 20,078,254 shares of common stock voted for the election of Mr. Tendler, Dr. Platika and Mr. Limber and 13,985 shares of common stock voted against their election. There were 18,261,587 shares of common stock voted for the election of Dr. Ackerman and 1,830,652 shares of common stock voted against his election. In addition, the terms in office of Mr. John R. Barr, Dr. Richard A. Charpie, Mr. Jeremy Hayward-Surry, Mr. Irwin Lerner, Mr. Peter D. Parker and Dr. Damion E. Wicker continued after the meeting.

     2. An amendment to the Company's 1998 Director Stock Option Plan (the "1998 Director Plan") which increased the maximum number of shares of the Company's common stock for which options may be granted under the 1998 Director Plan from 150,000 shares to 250,000 shares. There were 18,134,788 shares of common stock voted for such amendment, 1,955,691 shares of common stock voted against such amendment and 1,760 shares of common stock abstained from the vote.

     3. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares from 36,000,000 to 46,000,000 and to increase the number of shares of common stock from 35,000,000 to 45,000,000. There were 19,995,043 shares of common stock voted for such amendment, 95,296 shares of common stock voted against such amendment and 1,900 shares of common stock abstained from the vote.

     4. The ratification of the appointment of KPMG LLP as the Company's independent accountants for the current fiscal year. There were 20,074,114 shares of common stock voted for such amendment, 7,370 shares of common stock voted against such amendment and 10,755 shares of common stock abstained from the vote.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     V.I. TECHNOLOGIES, INC.
                                     -----------------------
                                     (Registrant)



Date:  August 14, 2001               /s/ John R. Barr
----   ---------------               -----------------------
                                     John R. Barr
                                     President and Chief Executive Officer




Date:  August 14, 2001               /s/ Thomas T. Higgins
----   ---------------               -----------------------
                                     Thomas T. Higgins
                                     Executive Vice President, Operations
                                     and Chief Financial Officer