Form 10-Q
period 2001-09-29
V I TECHNOLOGIES INC
filed 2001-11-13
CIK 1040017

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 29, 2001


       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


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

          Yes   [x]          No   [_]

The number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 2001

           Title of Class                 Shares Outstanding
     Common Stock, $.01 par value             22,694,318

                           V. I. TECHNOLOGIES, INC.

                                     INDEX

PART I.        FINANCIAL INFORMATION                                  PAGE
                                                                      ----

Item 1.        Financial Statements:

               Condensed balance sheets at September 29, 2001            3
               and December 30, 2000

               Condensed statements of operations for                    4
               the thirteen and thirty-nine weeks ended September
               29, 2001 and September 30, 2000

               Condensed statement of stockholders' equity for the       5
               thirty-nine weeks ended September 29, 2001

               Condensed statements of cash flows for the                6
               thirty-nine weeks ended September 29, 2001 and September 30, 2000

               Notes to condensed financial statements                   7


Item 2.        Management's Discussion and Analysis of                  10
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about           13
               Market Risk

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                              15

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           V. I. TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                          SEPTEMBER 29,  2001    DECEMBER 30,  2000
                                                               (UNAUDITED)              (AUDITED)
                                                          -------------------    ------------------
          ASSETS

Current assets:
   Cash and cash equivalents                                   $  28,440                   $  7,768
   Trade receivables, net                                              -                      5,332
   Other receivables, net                                          3,190                      2,387
   Inventory                                                           -                      1,600
   Prepaid expenses and other current assets                         672                      1,157
                                                               ---------                   --------

     Total current assets                                         32,302                     18,244

Property, plant and equipment, net                                 4,091                     39,602
Intangible assets, net                                             3,628                      3,896
Inventory                                                              -                      1,532
Other assets, net                                                  5,976                        455
                                                               ---------                   --------
     Total assets                                              $  45,997                   $ 63,729
                                                               =========                   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                           $       -                   $  2,688
   Current portion of capital lease obligations                      291                      1,697
   Accounts payable and accrued expenses                           5,986                      9,123
   Deferred revenue                                                  153                        153
   Due to related parties                                            415                        120
                                                               ---------                   --------

     Total current liabilities                                     6,845                     13,781

Capital lease obligations, less current portion                      217                        561
Advances from customer                                             3,162                      2,971
Deferred revenue                                                   1,145                      1,259
                                                               ---------                   --------
      Total liabilities                                           11,369                     18,572
                                                               ---------                   --------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
      1,000,000 shares; no shares issued and outstanding               -                          -
   Common stock, par value $.01 per share; authorized
      45,000,000 shares; issued and outstanding
      22,694,314 at September 29, 2001 and 20,780,839 at             227                        208
      December 30, 2000
   Additional paid-in-capital                                    141,266                    130,323
   Accumulated deficit                                          (106,865)                   (85,374)
                                                               ---------                   --------
     Total stockholders' equity                                   34,628                     45,157
                                                               ---------                   --------
     Total liabilities and stockholders' equity                $  45,997                   $ 63,729
                                                               =========                   ========

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (UNAUDITED)


                                                        THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                SEPTEMBER 29,     SEPTEMBER 30,          September 29,     SEPTEMBER 30,
                                                    2001              2000                   2001              2000
                                                -------------     -------------          -------------     -------------
Revenues:
     Processing revenue                           $ 3,419             $ 8,434                $ 20,628          $ 26,968
     Partner research funding                       1,764                 993                   4,850             2,450
     ANRC incentive program credit                      -                   -                       -             1,231
                                                  -------             -------                --------          --------
     Net revenues                                   5,183               9,427                  25,478            30,649

Costs and expenses:
     Cost of sales                                  2,957               7,044                  15,697            21,384
     Research and development costs                 4,316               4,487                  15,910            11,721
     Selling, general and administrative            1,793               2,800                   6,539             8,214
      expenses
                                                  -------             -------                --------          --------
Total operating costs and expenses                  9,066              14,331                  38,146            41,319
                                                  -------             -------                --------          --------


Loss from operations                               (3,883)             (4,904)                (12,668)          (10,670)

Plasma Operations divestiture                       1,087                   -                  (8,788)                -

Interest (expense) income, net                        101                 (59)                    (35)              (53)
Discount on advances                                    -                   -                       -               402
                                                  -------             -------                --------          --------
          Total other income (expense)                101                 (59)                    (35)              349
                                                  -------             -------                --------          --------

Net loss                                          $(2,695)            $(4,963)               $(21,491)         $(10,321)
                                                  =======             =======                ========          ========



Basic and diluted net loss per share               $(0.12)             $(0.25)                 $(0.97)           $(0.52)
                                                  =======             =======                ========          ========

Weighted average shares used in calculation
 of basic and diluted net loss per share           22,681              19,900                  22,185            19,824


    The accompanying notes are an integral part of the condensed financial statements

                           V. I. TECHNOLOGIES, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                               ADDITIONAL                               TOTAL
                                                   COMMON STOCK                  PAID-IN            ACCUMULATED      STOCKHOLDERS'
                                              SHARES           AMOUNT            CAPITAL              DEFICIT           EQUITY
                                        ----------------   --------------   ---------------     -----------------    -------------
Balance at December 30, 2000                 20,780,839              $208          $130,323         $ (85,374)            $ 45,157
Issuance of common stock                      1,666,667                17             9,983                 -               10,000
Issuance of shares of common stock              246,808                 2               960                 -                  962
 upon exercise of stock options
Net loss                                              -                 -                 -           (21,491)             (21,491)
                                             ----------              ----          --------         ---------             --------
Balance at September 29, 2001                22,694,314              $227          $141,266         $(106,865)            $ 34,628
                                             ==========              ====          ========         =========             ========

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             THIRTY-NINE WEEKS ENDED
                                                                    SEPTEMBER 29,               SEPTEMBER 30,
                                                                        2001                        2000
                                                                    -------------               -------------
Cash flows from operating activities:
 Net loss                                                              $(21,491)                    $(10,321)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Plasma Operations divestiture                                          8,778                            -
   Depreciation and amortization                                          3,082                        3,225
       Discount on advances                                                   -                         (402)
       Net accretion of interest                                            143                          199
  Changes in operating accounts:
   Trade receivables, net                                                 2,704                          103
   Other receivables, net                                                  (804)                        (551)
   Inventory                                                                (33)                        (226)
   Prepaid expenses and other current assets                                303                          153
   Accounts payable and accrued expenses                                 (2,631)                        (948)
   Deferred revenue                                                        (107)                       1,454
   Due to related parties                                                  (120)                        (316)
                                                                       --------                     --------
Net cash used in operating activities                                   (10,166)                      (7,630)
                                                                       --------                     --------

Cash flows from investing activities:
 Additions to property, plant and equipment                              (1,306)                      (5,088)
 Proceeds from Plasma Operations divestiture                             25,000                            -
                                                                       --------                     --------

Net cash provided by (used in) investing activities                      23,694                       (5,088)
                                                                       --------                     --------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                              10,962                          626
 Principal repayment of long-term debt                                   (2,688)                      (2,016)
 Principal repayment of capital lease obligations                        (1,130)                      (1,239)
                                                                       --------                     --------

Net cash provided by (used in) financing activities                       7,144                       (2,629)
                                                                       --------                     --------

Net increase (decrease) in cash and cash equivalents                     20,672                      (15,347)

Cash and cash equivalents at beginning of year                            7,768                       26,886
                                                                       --------                     --------

Cash and cash equivalents at end of period                             $ 28,440                     $ 11,539
                                                                       ========                     ========

Supplemental disclosure of cash flow information
     Capital lease obligations incurred for purchase of equipment      $    259                     $      -

    The accompanying notes are an integral part of the condensed financial statements.

                           V. I. TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements of V.I. Technologies, Inc. (the "Company" or "VITEX") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

Presentation of Fiscal Years

     For presentation purposes, the year ending December 29, 2001 and the year ended December 30, 2000 are referred to as fiscal years 2001 and 2000, respectively.

Change in Classification

     Partner research funding has been reflected as revenue in the condensed statement of operations to conform to industry practice for biotechnology
companies.   Such amounts were previously reported as an offset to research and development expense. Amounts for the thirteen and thirty-nine weeks ended September 30, 2000 have been reclassified to conform to amounts for the thirteen and thirty-nine weeks ended September 29, 2001.

Revenue Recognition

     Revenue from plasma fractionation processing for Bayer Corporation ("Bayer") and the processing of solvent detergent transfusion plasma , PLAS+(R)SD, for the American National Red Cross (the "Red Cross") was recognized in the period in which the related services were rendered and upon satisfaction of certain quality control requirements. For the thirteen weeks ended September 29, 2001, processing revenue was derived solely from services to Bayer. For the comparative period in fiscal 2000, revenue from processing services to Bayer and the Red Cross amounted to 75% and 25%, respectively, of total processing revenue. For the thirty-nine weeks ended September 29, 2001, revenue from Bayer and the Red Cross amounted to approximately 89% and 11%, respectively, of total processing revenues, compared to 69% and 31%, respectively, for the same period in 2000. The Company's Plasma Operations were divested on August 14, 2001 (See
Note 2).

Research and Development

     All research and development costs are charged to operations as incurred. Collaborator reimbursement, primarily from a related party, is recorded as partner research funding revenue when the associated research activities are performed. The Company restated its financial statements for the thirteen and thirty-nine weeks ended September 30, 2000 to reflect the adoption of SAB No. 101 in the fourth quarter of fiscal 2000. The adoption resulted in a decrease of $80,000 and $154,000, respectively, in the amount of partner research funding revenue recognized during those periods.

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. For the thirteen weeks ended September 29, 2001 and September 30, 2000, the Company had approximately 2,588,000 and 2,530,000 weighted average number of options and warrants outstanding, respectively. For the comparative thirty-nine weeks ended September 29, 2001 and September 30, 2000, the Company had approximately 2,634,000 and 2,499,000 weighted average options and warrants outstanding, respectively.

2.   Plasma Operations Divestiture

     On August 14, 2001, the Company completed the divestiture of its Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"). Precision is a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures ("Ampersand"), a VITEX shareholder. These operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was approximately $32.0 million. Prior to the closing of the transaction, the Company obtained a fairness opinion from an investment banker that the transaction was fair to the shareholders of the Company.

     Consideration received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

     Cash                                             $28,000
        Liabilities assumed by Precision:
         Capital lease obligations                        880
         Advances from customer                         3,131
                                                      -------
             Total consideration                      $32,011
                                                      =======

     Contingent cash consideration
     based on financial performance                   $ 2,000
                                                      =======

     The cash consideration of $28.0 million includes a $3.0 million holdback by Precision, payable on the two- year anniversary of the divestiture, subject to indemnification obligations of the Company. The Company recorded the net present value of the Precision holdback in the amount of $2.7 million. The Advances from customer represents a continuing obligation of the Company which Precision is required to fund at maturity. The Company is also entitled, under certain defined circumstances, to receive contingent consideration of up to $2.0 million if the Plasma Operations achieve certain defined short-term financial goals.

     In addition to the consideration described above, the Company is entitled to receive 20% of any Ampersand gain on the sale of the Plasma Operations within the three-year period immediately subsequent to the closing of the divestiture.

     A summary of the net assets as of August 14, 2001 sold to Precision and the liabilities assumed by Precision is as follows, in thousands:

     Trade receivables                                $ 2,628
     Inventory                                          3,175
     Property, plant and equipment                     34,312
     Other assets                                         596
                                                      -------
             Total assets                              40,711

     Current liabilities, excluding capital lease
         obligations                                    1,565
                                                      -------
     Net assets divested                              $39,146
                                                      =======

     Based upon the net consideration received in the transaction in comparison with the projected net book value of the assets and liabilities transferred to Precision plus transaction and other settlement costs of approximately $1.4 million, the Company recorded an asset impairment charge of $9.9 million as of June 30, 2001 representing an estimate of loss on the divestiture transaction. The provision was adjusted to $8.8 million in the third quarter of fiscal 2001 when asset and liabilities balances as of the transaction date were known. A credit corresponding to the reduction in the impairment provision of $1.1 million was recorded in the Condensed Statements of Operations in the third quarter.

     The Company has guaranteed the performance of Precision under capital and operating leases assumed by Precision in the transaction. The aggregate outstanding payments under these leases totaled $1.3 million at September 29, 2001.

3.   ETHANOL USAGE TAX

     The Company used ethanol as a concentration agent in its plasma fractionation process and in column regeneration for the PLAS+(R)SD process. Ethanol had been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms (the "Bureau") since 1998. The Bureau initiated its review in 2000 and requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax in October 2000 while the review is in process.

     In the event of a determination that the Company is not eligible for tax exemption, the Bureau advised the Company that it would be entitled to a drawback arrangement for alcohol usage. During the thirty-nine weeks ended September 29, 2001, the Company recovered from the Bureau $1.0 million in drawback claims related to plasma fractionation. The Bureau has disallowed drawback on the PLAS+(R)SD process and the Company is challenging this decision. Due to the uncertainty of securing drawback rights on PLAS+(R)SD, the Company reserved all PLAS+(R)SD-related tax deposits in the third quarter of fiscal 2001, which totaled $0.5 million. Management continues to pursue tax-exempt status. In the event the Company is not granted tax exempt status, management believes that retroactive costs, if any, would not be material to the Company's financial condition and results of operations.

     Included in other receivables at September 29, 2001 is $1.7 million representing amounts paid for alcohol excise tax for which the Company has filed or expects to file drawback claims. Subsequent to September 29, 2001, the Company collected $1.3 million relating to these claims.

4.   PRO FORMA STATEMENTS OF OPERATIONS

     The following unaudited pro forma statements of operations are based on the historical financial statements of the Company after giving effect to the Company's divestiture of its Plasma Operations as if the sale had occurred on the first day of fiscal year 2000. In deriving these unaudited pro forma statements, revenues, cost of sales, sales and marketing costs and interest expense associated with the Plasma Operations were eliminated from the historical financial statements. The results presented here are not necessarily indicative of the results of operations that would have been obtained had the sale actually occurred on the date set forth above.

                                                         THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                    SEPTEMBER 29,     SEPTEMBER 30,          SEPTEMBER 29,     SEPTEMBER 30,
                                                        2001              2000                   2001              2000
                                                    -------------     -------------          --------------    -------------
 Partner research funding                              $ 1,764             $   993               $  4,850         $  2,450
                                                       -------             -------               --------         --------

Costs and expenses:
      Research and development costs                     4,280               4,399                 15,813           10,360
      General and administrative expenses                1,793               1,576                  6,230            4,875
                                                       -------             -------               --------         --------

Total operating costs and expenses                       6,073               5,975                 22,043           15,235
                                                       -------             -------               --------         --------

Loss from operations                                    (4,309)             (4,982)               (17,193)         (12,785)

Interest income, net                                       133                 152                    298              642
                                                       -------             -------               --------         --------

Net loss                                               $(4,176)            $(4,830)              $(16,985)        $(12,143)
                                                       =======             =======               ========         ========

Basic and diluted net loss per share                    $(0.18)             $(0.24)                $(0.77)          $(0.61)
                                                       =======             =======               ========         ========

Weighted average shares used in
calculation of basic and diluted
net loss per share                                      22,681              19,900                 22,185           19,824

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading developer of innovative biotechnology products designed to ensure a safer transfusion blood supply. We have designed our proprietary INACTINE(TM) technology to inactivate a wide range of viruses, bacteria and parasites from blood products, including red blood cells, plasma and platelets, while having minimal effect on the therapeutic properties of these blood products. Our lead product candidate, INACTINE(TM) red blood cell system for pathogen inactivation, is in Phase II clinical trials. We are designing our INACTINE(TM) system to be cost-effectively manufactured, to work with existing red blood cell bag and collection systems and to be easily integrated into the blood banking infrastructure.

     Blood safety and availability remain a significant concern as new pathogens are discovered and the demand for therapeutic blood products continues to increase. Patients receiving blood transfusion risk contracting HIV, Hepatitis C, syphilis and other yet to be identified diseases. To reduce the risk of contamination of the blood supply with disease-causing pathogens, blood banks currently screen donors using detailed questionnaires and screen the donated blood for five known pathogens. Although these safety measures have increased the safety of blood products overall, the risk of transmitting known and unknown pathogens remains. Our goal is to diminish this risk with our INACTINE(TM) technology.

     We are also developing products designed to identify and remove specific contaminating proteins from blood products. Our research is focused on identifying and removing an abnormal protein, also referred to as an infectious prion, which is believed to cause a rare, fatal degenerative brain disorder known as variant Creutzfeldt-Jakob disease, or vCJD, in humans and mad cow disease in cattle. We recently announced the effectiveness of our INACTINE(TM) system in removing prions from red blood cells.

RECENT DEVELOPMENTS

     On August 14, 2001, we completed the divestiture of our Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"). Precision is a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures (one of our shareholders). The total value of the transaction was approximately $32.0 million. For further details, please refer to Notes 2 and 4 in the Notes to the Condensed Financial Statements.

     The divestiture accomplished one of our key strategic objectives, which is focusing on the promising technology platforms of INACTINE(TM) and Affinity Purification. The resources generated in the transaction will primarily be used to support development and commercialization of these platforms. Subsequent to this transaction, our operations consist of research and development activities and revenues derived solely from partner research funding.

RESULTS OF OPERATIONS

Net revenues

     Processing revenues decreased 59% to $3.4 million for the quarter ended September 29, 2001 in comparison with the third quarter of 2000. The decline was primarily due to the divestiture of the Plasma Operations on August 14, 2001. Similarly, the decline in processing revenues of 24%, or $6.3 million, to $20.6 million for the thirty-nine weeks ended September 29, 2001, compared to $27.0 million for the same period in the previous year reflected the effect of the August 14, 2001 sale of the Plasma Operations.

     We changed our classification for reimbursement of research and development spending, principally derived from Pall Corporation, to "Partner Research Funding" within revenue in the accompanying statement of operations. This change was done to more closely conform to industry practice. Partner research funding increased by $0.8 million to $1.8 million for the third quarter of fiscal 2001 versus the prior year quarter, and by $2.4 million in the year to date period versus the prior year. The increase in both periods reflects the acceleration of our research and development efforts in the INACTINE(TM) red blood cell program.

     We recorded a credit of $1.2 million during the thirty-nine weeks ended September 30, 2000, under the Red Cross Sales Incentive Program. The Program was terminated early and the initial estimate of program cost recorded in 1999 was in excess of actual incentives earned by the Red Cross.

Cost of Sales

     Cost of sales was $3.0 million or 86% of processing revenues in the third fiscal quarter of 2001 versus $7.0 million or 84% of processing revenues in the comparable 2000 quarter. The increase in cost of sales percentage reflects the effect of the reserve on the PLAS+(R)SD-related ethanol tax deposits. For the thirty-nine weeks ended September 29, 2001, cost of sales was $15.7 million or 76% of processing revenues and for the comparative period in fiscal 2000, $21.4 million or 79% of processing revenues. The decrease in cost of sales reflects lower processing volume and the mid-quarter divestiture of the Plasma Operations.

Research and Development

     Research and development costs in the current quarter were consistent with prior year quarter. For the thirty-nine weeks ended September 29, 2001 costs were $15.9 million. These costs increased $4.2 million or 36%, compared to $11.7 million for the thirty-nine weeks ended September 30, 2000. Our increased spending year to date is concentrated in our INACTINE(TM) red cell pathogen inactivation program and is due to the acceleration of the development, clinical and regulatory phases of that program.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $1.0 million in the third fiscal quarter of 2001 and $1.7 million in the thirty-nine weeks ended September 29, 2001 versus the comparative prior year periods. The decreases reflect lower sales and marketing spending related to the Plasma Operations, as well as the effects of the divestiture of the Plasma Operations on August 14, 2001.

Plasma Operations Divestiture

     Through the thirty nine weeks ended September 29, 2001, we recorded a net charge of $8.8 million for the divestiture of our Plasma Operations. During the second quarter of fiscal 2001, we recorded an asset impairment for the Plasma Operations of $9.9 million, representing an estimate of the loss on the divestiture transaction. We recorded a charge in that amount to write down the net assets of the business to net realizable value. In the third quarter of fiscal 2001, we revised our estimate to $8.8 million upon completion of the transaction, resulting in a credit of $1.1 million.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, we generated cash from our Melville, New York Plasma Operations business, which was sold on August 14, 2001. We also receive research and development funding under a collaboration agreement with Pall Corporation.

     At September 29, 2001, we had working capital of $25.5 million, including cash and cash equivalents of $28.4 million, in comparison with working capital of $4.5 million, including cash and cash equivalents of $7.8 million at December 30, 2000. During the thirty-nine weeks ended September 29, 2001, we increased our cash position by $20.7 million primarily reflecting the $25.0 million proceeds from the divestiture of our Plasma Operations and $10.0 million proceeds from the sale of common stock to an investor. These cash inflows were offset by operating losses and changes in working capital of $10.2 million, investment in property, plant and equipment of $1.3 million, repayment of capital lease obligations of $1.1 million and repayment of long-term debt of $2.7 million.

     The primary objectives for our investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds with portfolios of investment grade corporate and U.S. government securities.

     We completed the divestiture of our Plasma Operations to Precision on August 14, 2001. We received cash of $25.0 million and applied $2.1 million to repay term indebtedness. Cash proceeds in the amount of $3.0 million were deferred and are due from Precision in 2003. In addition, we are entitled to receive up to $2.0 million if Precision achieves certain short-term financial goals.

     We believe that a combination of our cash balances, research and development funding by Pall Corporation, and expected equity milestones from Pall Corporation totaling $4.0 million in fiscal 2002 will be sufficient to meet our cash requirements over the next year.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We amortized $0.3 million of intangible assets during both thirty-nine week periods ended September 29, 2001 and September 30, 2000. We are currently assessing the impacts of adoption of SFAS 141 and SFAS 142.

     Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. We do not expect the implementation of SFAS 143 to have a material impact on our financial condition or results of operations.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of adoption of SFAS 144.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Generally, forward-looking statements use words like "anticipate", "believe", "could", "estimate", "expect", "future", "intent", "may", "opportunity", "plan", "potential", "project", "will", and similar terms. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. These forward-looking statements involve risks and uncertainties, such as quarterly fluctuations in operating results, the timely availability of new products, market acceptance of our products and the impacts of competitive products and pricing. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we have filed with the Securities and Exchange Commission pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended December 30, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

PART II.- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.39 Agreement dated May 4, 2001 between ISIS Innovation Limited and V.I. Technologies, Inc.*
          10.40 Agreement for the Sponsorship of a Research Programme between the Chancellor, Masters, and Scholars of the University of Oxford and V.I. Technologies, Inc.*
          10.41 Development and Supply Agreement between V.I.Technologies, Inc. and Haemonetics Corporation dated January 25, 2000.*

     * Confidential portions were omitted and filed separately with the Securities Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on August 28, 2001 reporting the divestiture of the Plasma Operations.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        V.I. TECHNOLOGIES, INC.
                                        -----------------------
                                        (Registrant)



Date:  November 13, 2001                 /s/ John R. Barr
-----  ---------------------            -------------------------------------
                                        John R. Barr
                                        President and Chief Executive Officer




Date:  November 13,  2001                /s/ Thomas T. Higgins
-----  ---------------------            -------------------------------------
                                        Thomas T. Higgins
                                        Executive Vice President, Operations
                                        and Chief Financial Officer

EXHIBIT INDEX
-------------

10.39 Agreement dated May 4, 2001 between ISIS Innovation Limited and V.I. Technologies, Inc. Filed herewith.*
10.40 Agreement for the Sponsorship of a Research Programme between the Chancellor, Masters, and Scholars of the University of Oxford and V.I. Technologies, Inc. Filed herewith.*
10.41 Development and Supply Agreement between V.I. Technologies, Inc. and Haemonetics Corporation dated January 25, 2000. Filed herewith.*

      * Confidential portions were omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.