Form 10-K405
period 2001-12-29
V I TECHNOLOGIES INC
filed 2002-02-11
CIK 1040017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ------------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on February 1, 2002 as reported on the Nasdaq National Market, was approximately $38,641,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                   22,742,221
      (Number of shares of common stock outstanding as of February 1, 2002)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2002 Annual Report to Stockholders are incorporated by reference into Part II of this Report. Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of December 29, 2001, are incorporated by reference into Part III of this Report.

                           FORWARD LOOKING STATEMENTS

This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also our company management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

     .    anticipated clinical trial timelines or results;

     .    anticipated research and product development results;

     .    projected regulatory timelines;

     . descriptions of plans or objectives of management for future operations, products or services;

     .    forecasts of future economic performance; and

     . descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "opportunity", "plan", "potential", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could" or "may". Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                      INDEX

                                        PART I

ITEM 1.  BUSINESS ......................................................................   4
  Overview .............................................................................   4
  Market Opportunity ...................................................................   4
  Industry Background ..................................................................   4
  Current Approaches to Blood Safety ...................................................   5
  Limitations of Current Approaches to the Safety of the Blood Supply ..................   6
  Our Solution .........................................................................   7
  Our Strategy .........................................................................   7
  Our Technology .......................................................................   8
  Strategic Alliances ..................................................................  10
  Patents, Licenses and Proprietary Rights .............................................  11
  Competition ..........................................................................  12
  Government Regulation ................................................................  12
  Organization and Operating History ...................................................  13
  Employees ............................................................................  13

ITEM 2.   PROPERTIES ...................................................................  14

ITEM 3.   LEGAL PROCEEDINGS ............................................................  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................  14

                                        PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  14

ITEM 6.   SELECTED FINANCIAL DATA ......................................................  15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS ..........................................................................  17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................  28

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................  28

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE .............................................................................  28

                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........................  29

ITEM 11.  EXECUTIVE COMPENSATION .......................................................  29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............  29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................  29

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K ..............  30

                                     PART I

Item 1.  BUSINESS

Overview

         We are a leading developer of innovative biotechnology products designed to improve the safety of the world's blood supply. We have designed our proprietary INACTINE(TM) technology to inactivate a wide range of known and as yet unknown viruses, bacteria and parasites from red blood cells while preserving the therapeutic properties of the red blood cells. The INACTINE(TM) system has also demonstrated the ability to remove in a highly efficient fashion prions that may cause "Mad Cow Disease" in cows and the human form of the disease, variant Creutzfeldt-Jakob Disease ("vCJD") Our lead product candidate, INACTINE(TM) red blood cell system for pathogen reduction, is expected to soon enter Phase III clinical trials. We are designing our INACTINE(TM) system to work with existing red blood cell bag and collection systems and to be easily integrated into the blood banking infrastructure.

         Blood safety and availability remain a significant concern as new pathogens are discovered and the demand for blood products continues to increase. To reduce the risk of contamination of the blood supply with pathogens, blood banks currently screen donors using detailed questionnaires and screen the donated blood for five known pathogens. Although these safety measures have increased the safety of blood products overall, the risk of transmitting known and unknown pathogens remains. Our goal is to diminish this risk with our INACTINE(TM) technology.

         In order to accelerate product development and commercialization of our INACTINE(TM) technology, we are actively engaged in strategic alliances with Pall Corporation, Haemonetics, and Amersham Pharmacia Biotech.

         In collaboration with Oxford University, we are developing a diagnostic test for pathogenic prions using aptamer technology. In their pathogenic form, prions are the agents that cause Mad Cow Disease in cows and variant Creutzfeldt-Jakob Disease in humans, which is 100% fatal and for which no therapy or diagnostic currently exists.

Market Opportunity

         The global market for blood products is large and growing. Over 40 million units of whole blood are collected each year in the United States, Europe and Japan, yielding over 40 million units of red blood cells for transfusion. Worldwide, approximately $4 billion is spent each year on red blood cells. Over one-third of all transfusions occur in the United States, where it is estimated that one out of every three Americans will receive a transfusion at some point during his or her lifetime. Driven by an aging population susceptible to illness, increased prevalence of new disease and a rise in the number of major surgeries performed, blood use in the United States grew almost 10 percent between 1997 and 1999. Blood use, particularly units of red blood cells, is expected to continue to increase as aggressive therapeutic treatments requiring chronic transfusions become more routine.

         Demand for blood products continues to increase as the supply of blood is constrained by increasingly restrictive donor selection and other blood safety policies. Reports of supply shortages continue to increase on a regional and national basis. The continued tightening of the donor exclusion criteria for individuals has exacerbated shortages.

         According to a 1999 University of Michigan study, only 15 percent of Americans today view the blood supply as safe, down from 48 percent in 1988. Blood safety concerns caused by transfusion-transmitted diseases such as AIDS and Hepatitis C have made a "zero-defect" blood supply the goal of regulators around the world, including the FDA. We believe these dynamics create significant demand for products that make blood safer.

Industry Background

         In the United States, the American Red Cross collects nearly half of the country's blood supply. The next two largest blood banks are United Blood Services and the New York Blood Center. The rest of the industry consists of smaller independent blood banks. The Japanese and European blood markets are even more concentrated. For example, in Japan, which collects 15 percent of the world's transfusion blood supply, the Japanese Red Cross collects all of the blood supply.

         Blood banks collect, separate and process whole blood from donors at either mobile or fixed collection sites. After collection, whole blood is separated into the following components, which are then distributed to hospitals for storage and transfusion:

         . Red Blood Cells. Red blood cells transport oxygen and carbon dioxide throughout the body. Red blood cells are frequently administered to patients who have anemia, trauma, surgical bleeding or genetic disorders and account for the majority of transfusions. Red blood cells have a shelf life of 42 days. We estimate the average price paid by hospitals in the United States in 2001 for red blood cells was $130 per unit.
         . Plasma. Plasma is the liquid part of the blood and contains a large number of proteins with important therapeutic applications. Plasma is frequently administered to patients to mediate and control blood clotting, provide immune protection, and treat several rare and life-threatening diseases. Plasma can be frozen after collection and stored for up to one year in the form of fresh frozen plasma. We estimate the average price paid by hospitals in the United States in 2001 for plasma was $50 per unit.
         . Platelets. Platelets initiate blood clotting and facilitate the repair of damaged blood vessels. Platelets are often administered to cancer patients following chemotherapy and to other patients who have lost large volumes of blood as a result of trauma or during surgery. Platelets have a shelf life of five days. We estimate the average price paid by hospitals in the United States in 2001 for platelets was $50 per unit.
         . White Blood Cells. White blood cells, or leukocytes, are comprised of many different types of cells that form part of the body's immune system and play a major role in wound repair. White blood cells are rarely transfused as a separate component because of the potential for an adverse immune response by the recipient.

         The demand for blood products is ultimately driven by hospital-based physicians, particularly surgeons, in the acute care setting. Hematologists and oncologists also prescribe most of the blood used to treat chronic diseases such as cancer.

         Maintaining adequate supplies of safe blood products is an increasing challenge for blood centers around the world. In late summer 2000, the American Red Cross reported that two-thirds of its collection centers had no more than one day's supply of the necessary blood components. While collections increased in 2001 by 7.1 percent over 2000, according to the National Blood Data Resource Center, this increase reflected the spike in collections immediately following September 11, 2001. Subsequently, collections have returned to previous levels and inventories are again becoming dangerously low.

         Most blood centers rely on volunteer donors to donate blood for transfusion, but less than five percent of healthy Americans eligible to donate blood do so each year. More rigorous screening and stricter donor exclusion criteria have reduced the number of previously eligible donors. For example, due to fears of vCJD, which has resulted in approximately 100 deaths in the United Kingdom alone, the FDA guidelines currently exclude potential donors who have spent a total of six months or more in the United Kingdom between 1980 and 1996. The FDA has issued proposed rules to be implemented in 2002 that would exclude persons who have spent more than a cumulative three months in the United Kingdom during this time period or a cumulative five years in other countries in Europe. The FDA estimates that approximately five percent of currently eligible donors will be excluded if these proposed rules are fully implemented.

Current Approaches to Blood Safety

         The following approaches are currently being used or are under development to reduce the risk of having a blood supply contaminated with pathogens and to maintain an adequate supply of blood products.

         Donor Exclusions. Regulatory agencies increasingly rely on tightened donor exclusion criteria to reduce the risk of transmitting infections caused by viruses, bacteria, parasites and prions. In the United States, all donors are screened confidentially immediately prior to donation. A trained healthcare professional questions the prospective donor regarding his or her current health, health history, sexual habits, drug usage and travel outside the United States.

     Screening Donated Blood. In the United States, Europe, and Japan, donated blood undergoes screening for five different infectious disease-causing pathogens:

         .    four viruses:
                   Hepatitis B, or HBV;
                   Hepatitis C, or HCV;
                   human immuno-deficiency virus, or HIV; and
                   human T-cell lymphotropic, or HTLV, and
         .    one bacteria, syphilis.

Three types of screening tests are currently used - antibody, antigen, and nucleic acid testing. Antibody tests detect the body's response to a virus. Antigen tests detect antigens on the surface of the virus itself. Nucleic acid testing, or NAT, used in Europe to screen for the presence of HIV and Hepatitis C, employs a relatively new technology that directly tests for evidence of the pathogen itself. NAT enables earlier detection of a pathogen because it detects genetic material of a virus, its DNA or RNA, instead of waiting for the human body to mount a detectable response to a virus. NAT is currently being used by blood banks under an investigational new drug application in the United States to screen for HIV and HCV.

         Donation Strategies. Autologous, or self, donation is a strategy that can be used by patients undergoing scheduled surgery to avoid the risk of receiving contaminated blood. Prior to a scheduled surgery, the patient can arrange to have his or her own blood taken and stored for later transfusion. A related strategy, quarantining, a method used for plasma, requires that blood be stored for three to six months after donation, at which time the donor must return to the blood bank to undergo additional testing. If there are no detectable pathogens in the donor's blood after this additional testing, the donated blood may be used for transfusion.

         Leukocyte Reduction and Gamma Irradiation. Leukocyte reduction, which is used to remove leukocytes, or white blood cells, from blood, is a standard of care in many European countries where all donated blood is filtered to remove leukocytes prior to transfusion. We estimate that 40 to 50 percent of all red blood cell units processed in the United States are currently leukoreduced. Gamma irradiation, which is a method of destroying white blood cells, has been used more frequently over the past few years. Gamma irradiation involves exposing blood products to radioactive isotopes which inactivate leukocytes. We estimate that 10 to 20 percent of red blood cells in the United States are gamma irradiated, while 100 percent of red blood cells are gamma irradiated in Japan. Currently, gamma irradiation is used primarily to destroy lymphocytes, a type of leukocyte that can cause graft versus host disease, which is the body's rejection of transfused blood, after transfusion.

         Blood Substitutes or Temporary Oxygen Carriers. Several companies are developing blood substitutes designed to mimic the therapeutic properties of blood components. These products fall into two general categories, those that are based on the blood's own hemoglobins and those that are synthetic substitutes. Hemoglobin-based substitutes require donated blood from either people or cows; synthetic substitutes, generally oxygen carriers, are designed to dissolve gases, moving oxygen from the lungs to organs and removing carbon dioxide.

         Pathogen Inactivation. Pathogen inactivation depletes or inactivates a limited number of pathogens in blood, which improves the safety of the blood product instead of simply testing for the presence of pathogens. Current pathogen inactivation approaches are only applicable for plasma derivatives and transfusion plasma.

Limitations of Current Approaches to the Safety of the Blood Supply

         Each of the current approaches is limited in its scope, effectiveness, or practicality.

         Donor Exclusions. Although donor screening has been used for decades, it remains limited because it relies heavily on the honesty and the cooperation of the donor. In addition, it is only designed to exclude donors who are more likely to be at risk for diseases known to be transmissible through blood. In a time where maintaining adequate supplies of safe blood products is increasingly challenging, donor exclusions can inadvertently increase the magnitude of that challenge. There is also no guarantee that the donor will return once the deferral period has lapsed.

         Screening Donated Blood. The principal limitation on current screening procedures is their limited scope - in the United States, Europe, and Japan, blood is only screened for five pathogens - HIV, HBV, HCV, HTLV and syphilis. Therefore, current screening methods are not used to detect other known pathogens. In addition, they cannot detect unknown or emerging pathogens, which have historically presented a threat to the blood supply. For example, scientists estimate that HIV was present in the blood supply for at least seven years before it was identified as the agent that causes AIDS and at least eight years before a test was commercially available to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with HIV, including approximately 70 percent of patients with severe hemophilia. Similarly, of the four million Americans infected with HCV, the most common chronic blood borne viral infection in the United States, more than one million were infected through HCV infected blood products. Although HCV was first identified in 1988, donated blood was not screened for HCV until 1992.

         In addition, most tests for known pathogens cannot detect the presence of viruses during the infectivity window, the period during which viruses are present in the blood but are not yet detectable. NAT provides only limited incremental benefits, because it is effective only for specific viruses for which the testing is performed.

         No tests have been implemented for certain pathogens that are known to be prevalent in the blood supply, such as SEN V and parvo B-19 virus. The latter virus has been reported to cause rashes, arthritis and has also been implicated in miscarriages in pregnant women. Moreover, there are no practical tests available to detect the presence of pathogenic prions. In addition, bacteria and many other agents are known to transmit disease during transfusion, including the bacteria which can cause sepsis or other systemic infections which can result in serious illness or even death. The parasites that cause malaria and Chagas' disease may also be transmitted by transfusion; however, there are no practical tests used for these pathogens. Animal studies have indicated that the pathogenic prions known to cause Mad Cow Disease and vCJD can be transmitted by blood but no diagnostic tests exist to determine the presence of these specific prions in blood. Although there have been no reports of vCJD being transmitted through blood transfusions in humans, prion-related diseases remain a significant public health concern.

         Donation Strategies. Autologous donation is impractical for most patients and impossible when a transfusion is required due to trauma. Quarantining depends on the donor's timely return for additional testing, cannot be applied to red blood cells or platelets because of their limited shelf life and remains subject to limitations associated with blood screening.

         Leukocyte Reduction and Gamma Irradiation. Leukocyte reduction is effective at removing white blood cells, but does little to reduce the existence of other pathogens in blood products other than cytomeglavirus. Gamma irradiation provides a narrow range of efficacy - insufficient treatment can leave white blood cells in the blood, while excessive treatment can impair the therapeutic function of the desirable blood components being transfused. In addition, irradiated red blood cells have a decreased survival rate, resulting in a reduced shelf life.

         Blood Substitutes or Temporary Oxygen Carriers. Blood substitutes are being developed to simulate specific therapeutic characteristics of blood and are not intended to replace whole blood components, such as red blood cells, for most conditions. The few substitutes available today remain effective only for approximately 24 to 48 hours in the blood, making the substitutes inadequate for treatment of indications requiring chronic transfusion, which we believe to be the fastest growing segment of blood use.

     Pathogen Inactivation. There is currently no pathogen inactivation process available for red blood cells. Additionally, existing pathogen inactivation approaches are only applicable to plasma and are limited in the scope of pathogens they can inactivate.

Our Solution

         We believe that our proprietary INACTINE(TM) red blood cell system for pathogen reduction offers the following advantages over current approaches to blood safety:

         . Inactivates known pathogens. Our INACTINE(TM) system inactivates a broad range of pathogens known to be transmitted through donated red blood cells, such as HIV, Hepatitis C, as well as pathogens for which screening is not currently conducted, such as parvo B-19 virus. The INACTINE(TM)system also inactivates other classes of pathogens for which no practical technologies exist to screen the blood. This includes gram negative and gram positive bacteria and parasites such as those that cause Malaria and Chagas Disease.
         . May inactivate unknown pathogens. Based on preclinical testing focused on inactivating known pathogens, INACTINE(TM) has the potential to inactivate a wide range of pathogens in red blood cells.
         . Purer red blood cells. Our INACTINE(TM) system reduces the amount of impurities such as cytokines in red blood cell units which may lead to fewer allergic reactions from patients receiving blood transfusions.
         . Highly efficient removal of prion proteins. Our INACTINE(TM) system has demonstrated the ability to remove prion proteins from red blood cells. This ability may lead to the relaxing of current donor exclusion criteria implemented in an effort to reduce the spread of Mad Cow Disease.
         . Potentially eliminate the need for gamma irradiation. Based on our preclinical testing, we believe our INACTINE(TM) system is at least as effective as gamma irradiation for the elimination of leukocytes that cause graft versus host disease without limiting the therapeutic properties of red blood cells.

Our Strategy

         Our objective is to establish our INACTINE(TM) technology for pathogen reduction as the industry standard for blood product safety. The key elements of our strategy include:

         . Be the first to market in the largest segment. We are focusing our INACTINE(TM) technology on red blood cells, the largest segment of transfusion blood components in the United States, Europe and Japan. Our INACTINE(TM) red blood cell system for pathogen reduction completed a Phase II clinical trial and is expected to soon enter Phase III trials in the United States. If necessary, we will conduct supportive studies in select countries in parallel with these Phase III studies. Assuming we obtain positive results from the Phase III clinical trials in the United States, we will submit a biologic license application to the FDA. Subsequently, we intend to submit marketing applications in Europe and Japan using our Phase III data from the United States as well as any other appropriate studies.
         . Maintain and pursue strategic alliances. We intend to maintain our existing strategic alliances. To date, we have established strategic alliances for our INACTINE(TM) technology with Pall Corporation, Haemonetics Corporation and Amersham Pharmacia Biotech. We have also entered into a sponsored agreement with Oxford University and a license agreement with ISIS Innovation Limited for the development of aptamer technology as a prion diagnostic. Collectively, these strategic alliances are important to advancing our INACTINE(TM) and aptamer technologies from development to commercialization. We intend to pursue additional strategic alliances with companies whose technologies and business strengths complement ours.
     . Promote the benefits of our INACTINE(TM) system for red blood cells. We intend to work closely with regulatory agencies, third party payers, the medical community and healthcare consumers to build awareness about the benefits of using our pathogen reduction technology for blood products. Our goal is to establish our INACTINE(TM) system for red blood cells as the industry standard for blood product safety.
     . Maintain flexible commercialization and distribution alternatives. We are currently building an INACTINE(TM) processing center to demonstrate the INACTINE(TM) system for red blood cells. Once our center is fully operational, INACTINE(TM) treated red cell units will be produced and we intend to include the center as part of our licensing application for our INACTINE(TM) system for red blood cells. This will provide us and our customers with flexibility in how we can scale up and introduce the technology in the United States.

Our Technology

INACTINE(TM)

     We have identified a family of small molecular compounds that penetrate blood-borne viruses, bacteria, and other pathogens. Our INACTINE(TM) compound for red blood cells, referred to as PEN110, is a highly water soluble, stable and low-molecular weight compound. This compound selectively binds and irreversibly modifies nucleic acids, including both DNA and RNA. The compound is activated when it forms a weak bond with the negatively-charged sites within DNA and RNA, after which the compound forms a permanent bond with its guanine in DNA, or guanasine in RNA, the key building blocks of nucleic acid. This bond prevents the replication of the nucleic acid. As the vast majority of pathogens have DNA and RNA and pathogens need to replicate to survive and grow, preventing the replication of the nucleic acid effectively kills the pathogens. Blood components, such as red blood cells, plasma and platelets, do not contain nucleic acid and, based on our clinical studies, PEN110 maintains the therapeutic properties of the red blood cell. In addition to its pathogen reduction capabilities, because PEN110 is a stable and small molecule, it can penetrate the tight protein coat of non-enveloped viruses, such as parvo B-19 virus, which are small, difficult to kill viruses that do not have an outer lipid envelope surrounding them.

     The following basic steps are involved in our INACTINE(TM) red blood cell system:

     .    PEN110 is mixed with a unit of red blood cells;
     . the mixture is aseptically transferred to a bag and treated for 18 to 24 hours at room temperature; and
     . the mixture is transferred to a fully-automated cell washing system, which we exclusively license from Haemonetics Corporation, to remove inactivated pathogens, cell debris, proteins, including prion proteins, and PEN110.

     The result is a unit of pathogen-inactivated washed red blood cells that is ready for transfusion.

     Our preclinical research indicates that the cell washing process we use to remove PEN110 has the potential to remove substantial levels of proteins, including prion proteins, and cytokines from red blood cells. This feature of our INACTINE(TM) system could provide an important competitive advantage over other approaches by further reducing pathogen levels.

Our Aptamer Technology

     Aptamers are sub-strands of DNA and RNA that have the property of folding in a variety of shapes. Our scientists can create large libraries of aptamers and using technologies for high throughput drug screening, can identify aptamers with a high affinity to differentially bond to a specific target. Our target for an aptamer diagnostic is the prion for the diagnosis of Mad Cow Disease or vCJD.

     Prions are proteins and, therefore, do not contain RNA or DNA. Normal benign prion proteins can be induced to change shape (misfold) to an infectious form. A successful, broadly used diagnostic screen for the presence of pathogenic prion proteins, we believe, must be able to differentiate between the pathogenic and non-pathogenic form of the prion. We further believe the aptamer to be an ideal candidate as a preferential high affinity binder. We are collaborating with researchers at Oxford University in the United Kingdom to identify that specific aptamer (lead candidate). Our goal is to identify a lead candidate in 2002 that can be further developed into a diagnostic for use in both human and veterinary screening.

INACTINE(TM) Development Status

     Our INACTINE(TM) red blood cell pathogen reduction system is in clinical trials. Below is a summary of our INACTINE(TM) clinical program to date:

-----------------------------------------------------------------------------------------------------------------
INACTINE(TM)  Clinical Program
-----------------------------------------------------------------------------------------------------------------
                             Phase I                    Phase II                      Phase III
-----------------------------------------------------------------------------------------------------------------
Goal                         To establish 28-day        To establish maximum          To establish safety in a
                             storage and safety of      storage and safety of full    clinical setting.
                             10ml of INACTINE(TM) red   unit of INACTINE(TM) red
                             blood cells treated for    blood cells treated for
                             6 hours.                   24 hours.
-----------------------------------------------------------------------------------------------------------------
Source of red blood cells    Autologous                 Autologous                    Donor
-----------------------------------------------------------------------------------------------------------------
INACTINE(TM) treatment time  6 hours                    24 hours                      24 hours
-----------------------------------------------------------------------------------------------------------------
Storage time                 28 days                    35 days and 42 days           42 days
-----------------------------------------------------------------------------------------------------------------
Status                       Completed                  Completed                     Expected to begin in first
                                                                                      half of 2002.
-----------------------------------------------------------------------------------------------------------------

     Pre-Clinical Studies

     Our pre-clinical studies focused on determining the range of viruses and bacteria that our INACTINE(TM) red blood cells system could inactivate, as well as the reduction of parasites and lymphoctyes. In these studies, PEN110 demonstrated effectiveness against a broad spectrum of enveloped and non-enveloped viruses and gram negative and gram positive bacteria, and parasites. In addition, our pre-clinical studies focused on the effect of INACTINE(TM) on the therapeutic properties of red blood cells and blood storage time. In vivo testing of baboons with INACTINE(TM) treated red blood cells resulted in no detectable adverse effects on the cellular properties of the red blood cells and did not affect their 24-hour post-transfusion survival. We also demonstrated in our baboon studies that the levels of survival of red blood cells were equivalent to those of the untreated control group after one day and 28 days.

     Phase I Clinical Study

     We designed our Phase I clinical study of our INACTINE(TM) technology to further evaluate the effect of INACTINE(TM) on the therapeutic properties of red blood cells and blood storage time after a six-hour INACTINE(TM) treatment of red blood cells followed by a 28-day storage period. This study involved 12 healthy adults using a randomized crossover design, meaning that each participant received a treatment of the INACTINE(TM) treated red blood cells and standard red blood cells sequentially. In the study, we collected a red blood cell unit from each participant. We then treated half of these units with 0.1% INACTINE(TM) for six hours followed by cell washing. We stored the INACTINE(TM) treated and untreated red blood cells for 28 days. This study effectively demonstrated a 28-day shelf life for INACTINE(TM) treated red blood cells and equivalent functionality or recovery of INACTINE(TM) treated red blood cells compared to control red blood cells in healthy participants. In addition, the participants had no adverse reactions to the transfusions.

     Phase II Clinical Study

     We designed our Phase II clinical study for our INACTINE(TM) technology to evaluate a 24-hour INACTINE(TM) treatment of red blood cells, a maximum storage period and full unit transfusion safety. This study involved 72 healthy adults divided into three groups based on the storage time of the INACTINE(TM) treated red blood cells: 28 days, 35 days and 42 days. This study effectively demonstrated that a 24-hour treatment period and a 42-day storage life for INACTINE(TM) treated red blood cells is possible and that this treatment period and storage time did not affect the 24-hour survival of the red blood cells. In addition, the participants had no adverse reactions to the transfusions.

     Phase III Clinical Studies

     Our Phase III clinical trial program is awaiting FDA approval. We are hopeful to receive approval and to begin in the first half of 2002. The trial will focus on the safety of INACTINE((TM)) treated red blood cells. We expect to conduct two studies, one in an acute surgical setting and the other in a chronic setting, such as sickle cell anemia where patients require transfusions on a chronic basis. Together, enrollment will be approximately 300 to 400 patients in these studies.

     International Clinical and Regulatory Status

     We intend to discuss our clinical and regulatory plans in Europe and Japan with the relevant regulatory agencies for their agreement. If agreed to by the relevant regulatory agencies, we intend to use our United States clinical data as a basis for submissions in Europe and Japan. If necessary, we may also choose to conduct smaller supportive studies in select countries in parallel with our Phase III clinical studies in the United States. We also intend to submit marketing applications in Europe and Japan in late 2003 or early 2004 using our Phase III clinical data.

Strategic Alliances

     We believe that we can efficiently accelerate the commercialization of our products by entering into strategic alliances for sales, marketing, distribution and complementary technologies. To date, we have entered into strategic alliances with Pall Corporation, Haemonetics Corporation, and Amersham Pharmacia Biotech for the commercialization of INACTINE(TM) technology, and a sponsored research agreement with Oxford University and a license agreement with ISIS Innovation Limited for the aptamer technology.

Pall Corporation

     In February 1998, we entered into a series of agreements with Pall to collaborate on the development and marketing of systems employing our pathogen reduction technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and distributor of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood components. Pall will make up to $26.0 million in equity investments tied to financing and development milestones. In return, Pall receives exclusive worldwide distribution rights to any system incorporating our pathogen reduction technology for red blood cells or platelets. Both companies have agreed to share in profits on a 50/50 basis as well as in research, development, clinical and regulatory responsibilities and all operational costs. During fiscal 2001, Pall provided $5.8 million in research funding. To date, of the $26.0 million equity investment, Pall has invested a total of $16.0 million. The joint development, marketing and distribution agreement will continue so long as systems are being developed or marketed, unless terminated upon a material breach by the other party if not cured within a specific period of time, not less than 30 days from when notice is given. At December 29, 2001, Pall owns approximately 10 percent of our outstanding shares.

Haemonetics Corporation

     In January 2000, we entered into a development and manufacturing agreement with Haemonetics. Haemonetics is one of the leading developers of automated blood collection equipment and disposables. The Haemonetics system is the only "closed" cell washing system approved by the FDA. This closed system allows the cells to be either immediately transfused or stored for later transfusion similar to untreated red blood cells. We secured exclusive worldwide rights to use the Haemonetics cell washing system as part of our INACTINE((TM)) red blood cell system for pathogen reduction. When our INACTINE((TM)) red blood cell system is commercialized, Haemonetics will provide contract manufacturing services for the cell wash equipment and disposables. Pall will market the cell wash system and disposables along with the balance of our INACTINE(TM) red blood cell system under terms of our collaboration with Pall. We are paying Haemonetics for some modifications to the cell wash system to adapt it for use as part of our INACTINE(TM) red blood cell system. Through December 29, 2001, we have paid Haemonetics $2.1 million for the development of the cell washing system for use in the INACTINE system. This agreement will terminate after ten years unless extended by mutual agreement.

Amersham Pharmacia Biotech

     In April 2000, we entered into a license and distribution agreement with Amersham Pharmacia Biotech to exclusively market and distribute our INACTINE(TM) technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. Amersham Pharmacia Biotech is the life science business of Nycomed Amersham plc. We retained all rights for the marketing and distribution of our INACTINE(TM) technology with regard to blood components such as red blood cells, platelets and plasma. We will provide Amersham Pharmacia Biotech with technical support and training and conduct research and development projects as directed by Amersham Pharmacia Biotech during the duration of the agreement. Through December 29, 2001, we have received $1.5 million from Amersham Pharmacia Biotech. We could also receive further payments of $1.0 million subject to product testing and FDA approval milestones. In addition, we will receive a percentage royalty based on net sales made by Amersham Pharmacia Biotech that incorporate our INACTINE(TM) technology. The duration of the agreement is ten years. Either party may terminate the agreement due to a material breach that is not cured within 90 days. Amersham Pharmacia Biotech has the right to terminate the agreement after 30 days written notice to us after the initial evaluation phase. This termination right may not be exercised before April 2003 or after April 2005.

Oxford University

         In May 2001, we entered into a ten-year exclusive license agreement with ISIS Innovation Limited, or ISIS, an affiliate of Oxford University. Under this agreement, we were granted a license to patents relating to aptamer technology. We may use the technology to develop products and services in the field of prion diagnostics and in vivo prion removal related products and processes for food, agricultural, human and veterinary applications. Additionally, if we use or market any licensed products, we will pay a royalty. If either party commits a material breach and fails to cure within 30 days, the other party may terminate by written notice. We may terminate by six months written notice at any time.

         In April 2001, we also entered into an exclusive sponsored research agreement with Oxford University for the development of the aptamer technology as a diagnostic. We are also funding ongoing development work in the lab of a leading Oxford infectious disease researcher and will make milestone payments during the clinical trial process. Any intellectual property that is developed as a result of this agreement will be owned by Oxford and exclusively licensed to VITEX.

Patents, Licenses and Proprietary Rights

         Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We believe that the protection of our proprietary technologies may create competitive barriers to entry into the pathogen reduction market. We intend to continue to pursue our patent filing strategy and to vigorously defend our intellectual property position against infringement.

         As of December 29, 2001, our INACTINE(TM) patent portfolio consisted of six issued United States patents, two issued foreign patents and over fifty pending United States and foreign patent applications. Our issued patents expire at various dates between 2015 and 2020. Our INACTINE(TM) portfolio includes patents and/or patent applications that generally relate to methods comprising the use of pathogen reduction agents, methods of removing and/or quenching pathogen inactivating agents, methods of synthesizing pathogen reduction agents, and a blood collecting device comprising a pathogen inactivating agent.

         Our patent portfolio also consists of fourteen other pending United States and foreign patent applications, covering applications relating to methods of affinity purification, prion detection and virus detection.

         It is worth noting that:

         . patent applications filed in the United States on or before November 28, 2000 generally are currently maintained in secrecy until patents are issued;

         . patent applications filed in the United States after November 28, 2000 and patent applications filed in other countries generally are not published until 18 months after they are first filed in any country;

         . publication of technology developments in the scientific or patent literature often lags behind the date of these developments; and

         . searches of prior art may not reveal all relevant prior invention.

         We cannot be certain that we were the first to invent the subject matter covered by our patents and patent applications or that we were the first to file patent applications for our inventions or that a court or patent authority will not determine that our patent rights are invalid or unpatentable.

         We believe that several elements of our pathogen inactivation program involve unpatented proprietary technology, processes, know-how, or data, including fermentation and production process and purification technology. With respect to proprietary technology, know-how and data which are not patentable or potentially patentable or processes other than production processes for which patents are difficult to enforce, we have chosen to protect our interests by relying on trade secret protection and confidentiality agreements with our employees, consultants and certain strategic partners. All of our key employees and scientific researchers are parties to confidentiality agreements. The confidentiality agreements and other trade secret protection may not provide meaningful protection and may be breached. We may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently developed by competitors.

Competition

         Our products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which we compete are characterized by rapid and significant technological changes. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations that may be competitors or our potential competitors have substantially greater financial and other resources than we do and may have greater experience in conducting pre-clinical studies and clinical trials and obtaining regulatory approvals. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, or that might render our technology and products obsolete. Furthermore, we cannot be certain that our competitors will not obtain patent protection or other intellectual property rights that would limit our ability to use our technology or commercialize products that may be developed.

         Competition for INACTINE(TM) treated red blood cells may come from alternative approaches to the problem of improving the safety of blood and blood products and from alternative pathogen reduction technologies. The alternative approaches to achieving safer blood component products include donor retesting, the use of blood substitutes, leukocyte filters and reduction systems, improved blood testing such as nucleic acid testing and gamma irradiation. All of these approaches are currently available, and each has gained some degree of market acceptance.

         In the area of pathogen inactivation of blood and blood components, several companies are developing technologies which are, or in the future may be, the basis for products that will directly compete with the our products. We believe that the primary competitive factors in the market for pathogen inactivation systems will include the breadth and effectiveness of pathogen inactivation processes, compatibility of processes with cells and proteins, ease of use, the scope and enforceability of patent or other proprietary rights, product price, product supply and marketing and sales capability. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor.

Government Regulation

         Our products under development will be comprehensively regulated by the FDA and, in some instances, by state and local governments, and by foreign regulatory authorities. The FDA regulates drugs, medical devices and biologics under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. These laws and implementing regulations govern the development, testing, manufacturing, record keeping, storage, labeling, advertising, promotion and pre-market approval of these products.

         We believe that our red blood cell system incorporating our INACTINE(TM) technology will be treated as a biologic regulated by the FDA's Center for Biologics Evaluation and Research.

         Before a biologic may be marketed in the United States, the FDA must approve a biologics license application, or BLA covering both the product and the facility. Before a medical device may be marketed in the United States, the FDA must clear a pre-market notification known as a 510(k) notice or approve a pre-market application or PMA for the product. Before a combination product may be marketed in the United States, it must have an approved BLA (or PLA/ELA) or PMA.

         The steps required before a biologic or medical device may be approved for marketing in the United States generally include:

         .   pre-clinical laboratory and animal tests;

         . submission to the FDA of an investigational new drug exemption, or IND, for biologics, or an investigational device exemption, or IDE, for medical devices, for human clinical trials, which must become effective before such trials may begin;

         .   appropriate tests in humans to show the product's safety;

         . adequate and well-controlled human clinical trials to establish the product's efficacy for intended indications;

         .   submission to the FDA of a BLA or PMA, as appropriate; and

         . FDA review of the BLA or PMA in order to determine whether the product is safe and effective for its intended uses.

         In addition, the FDA inspects the facilities at which the product is manufactured and will not approve the product unless the facilities and the process used to manufacture the product comply with current good manufacturing practices, or cGMP.

         We believe that, in deciding whether a pathogen inactivation system is safe and effective, the FDA will consider the therapeutic efficacy of treated blood components as compared to blood components which are untreated by the system and that system safety and any other risks in the use of treated components will be weighed against system benefits.

         Generally, similar regulatory requirements apply to products intended for marketing outside the United States.

         The FDA could significantly limit the indicated use for which one of our products can be marketed. The testing and review process requires substantial time, effort and financial resources, and is generally lengthy, expensive and uncertain. The approval process may be affected by a number of factors, including the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. Even if we are granted regulatory approval or clearance from the FDA, we and our products will be subject to continuing review. After FDA approval for the initial indications, further clinical trials may be necessary to obtain approval for the use of the product for additional indications. The FDA may also require post-marketing testing which can involve significant expense. Later discovery of previously unknown problems with a product may result in labeling changes and other restrictions on the product, including withdrawal of the product from the market. In addition, the policies of the FDA may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of our planned products.

         In addition to the regulatory requirements applicable to us, there are also regulatory requirements applicable to our prospective customers, which are primarily entities that ship blood and blood products in interstate commerce. Such entities are regulated by the FDA pursuant to the Food, Drug and Cosmetic Act and the Public Health Service Act and implementing regulations. Blood centers and others that ship blood and blood products interstate will likely be required to obtain approved license supplements or BLAs from the FDA before shipping products processed with our pathogen reduction systems. This requirement and/or FDA delays in approving such supplements may deter some blood centers from using our products, and blood centers that do submit supplements may face disapproval or delays in approval that could provide further disincentives to use of the systems.

Organization and Operating History

         We are headquartered in Watertown, Massachusetts and were incorporated in Delaware in 1992.

         On November 12, 1999, we merged with Pentose Pharmaceuticals, Inc. Pentose was a development stage biotechnology company whose principal business was the development and commercialization of novel anti-viral products for medical use based on applications of nucleic acid chemistry. Pentose had developed the INACTINE(TM) technology platform for the inactivation of pathogens in blood components. The merger was effected through an all stock transaction accounted for under the purchase method and valued at $38.8 million.

         On August 14, 2001, we completed the divestiture of our Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. Precision was a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures, one of our shareholders. These operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of our previously reported processing revenues. The total value of the transaction was approximately $34.0 million of which $25.0 million was received in cash at closing and an additional $2.0 million was received on January 31, 2002 as a result of Precision achieving defined financial goals. In addition, we will receive $3.0 million on the second anniversary of the divestiture, subject to our indemnification obligations. Based upon the transaction value in comparison with the net book value of the Plasma Operations assets and liabilities sold plus related transaction costs, we recorded a loss of $6.8 million on the transaction. Prior to the closing of the transaction, we obtained a fairness opinion from an investment banker that the transaction was fair to our shareholders.

         Our total costs over the last three fiscal years in our research and development activities were as follows: fiscal year 2001-$20.2 million, fiscal year 2000- $17.5 million and fiscal year 1999- $8.8 million.

Employees

         As of January 31, 2002, we had eighty-five employees, of whom sixty-eight were engaged in research and development and seventeen were engaged in general and administrative activities. Sixteen hold Ph.D.'s. We consider our employee relations to be good.

Item 2.  PROPERTIES

         We currently lease 36,000 square feet of space in Watertown, Massachusetts to accommodate our research and development activities. This lease expires in 2009 with two options to extend the lease term by five years each. We also lease 16,000 square feet of space in Stoughton, Massachusetts which we are outfitting as a prototype processing center for our INACTINE(TM) red blood cell system and for use in treating red blood cells during the Phase III clinical trials. This lease expires in 2008 with one option to extend the lease term through 2013. We believe that our current facilities are adequate for present and foreseeable future uses.

Item 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.



                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock trades on the Nasdaq National Market under the symbol "VITX." The following table sets forth the reported high and low bid prices of our common stock for each fiscal quarter during the period from January 2, 2000 through December 29, 2001. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                              High       Low
                                                              ----       ---
         Year Ended December 30, 2000 (fiscal 2000):
            First Quarter .............................   $   12.00    $   5.88
            Second Quarter ............................        9.00        4.00
            Third Quarter .............................        7.56        5.13
            Fourth Quarter ............................        6.75        3.75

         Year Ending December 29, 2001(fiscal 2001):
            First Quarter .............................   $    7.38    $   4.38
            Second Quarter ............................       12.85        6.40
            Third Quarter .............................       11.45        4.62
            Fourth Quarter ............................        9.55        5.20


         The closing price of our common stock on February 1, 2002, as reported on the Nasdaq National Market was $7.05 per share. As of February 1, 2002, there were approximately 55 holders of record of our common stock.

         We have not paid any dividends on our common stock to date. We intend to retain future earnings for use in the development of our business and do not anticipate paying dividends in the foreseeable future. The payment of any dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, business outlook, capital requirements, contractual restrictions, and the general health of our Company.

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                            2001(1)       2000(2)     1999(4)       1998(5)(6)    1997
                                                            -------       -------     -------       ----------    ----
Statement of Operations Data:
     Revenues:
        Processing revenues ............................   $ 20,628       $ 35,445    $ 42,423       $ 33,755    $ 15,843
        ARC Incentive Program credit (charge)                     -          1,235      (4,500)             -           -
        Partner research funding (3) ...................      6,264          4,030       1,800          2,300       1,200
                                                           --------       --------    --------       --------    --------
          Total revenues ...............................     26,892         40,710      39,723         36,055      17,043
                                                           --------       --------    --------       --------    --------

     Costs, expenses and charges:
        Cost of sales ..................................     15,697         28,107      24,742         23,860      16,326
        Research and development, gross ................     20,194         17,477       8,766          9,807       7,112
        Selling, general and administrative ............      7,755         10,371       9,372          6,951       4,353
        Charges related to merger- R&D restructuring ...          -              -       2,208              -           -
        In-Process R&D .................................          -              -      32,998              -           -
        Charge related to product recall ...............          -              -       2,583          2,202           -
        Charge related to research collaboration
          Total costs and expenses .....................     43,646         55,955      80,669         42,820      27,791
                                                           --------       --------    --------       --------    --------

     Loss from operations ..............................    (16,754)       (15,245)    (40,946)        (6,765)    (10,748)
                                                           --------       --------    --------       --------    --------


     Plasma Operations divestiture .....................     (6,801)             -           -              -           -
     Interest (expense) income, net ....................        135           (138)         47           (279)       (952)
     Settlement of insurance claim .....................          -              -       3,500              -           -
     Discount on customer advance, net .................          -            402          70            644           -
                                                           --------       --------    --------       --------    --------
          Total other income (expense) .................     (6,666)           264       3,617            365        (952)
                                                           --------       --------    --------       --------    --------
     Net loss ..........................................   $(23,420)      $(14,981)   $(37,329)      $ (6,400)   $(11,700)
                                                           ========       ========    ========       ========    ========

     Basic and diluted net loss per share ..............   $  (1.05)      $  (0.75)   $  (2.78)      $  (0.61)   $  (1.62)


        Weighted average common shares used in computing     22,316         19,860      13,405         10,454       7,241
        basic and diluted net loss per share

                                                               2001           2000        1999           1998        1997
                                                           --------       --------    --------       --------    --------
Balance Sheet Data:

       Cash and cash equivalents .......................   $ 21,949       $  7,768    $ 26,886       $ 35,264    $  5,250
       Short-term investments ..........................      3,332              -           -              -           -
       Working capital (deficit) .......................     23,363          4,464      19,784         33,102      (2,775)
       Total assets ....................................     43,230         63,729      78,098         75,225      38,167
       Long-term obligations, less current portion .....      4,491          4,791       7,701         11,055      15,318
       Stockholders' equity ............................     32,788         45,157      55,385         53,635      11,678


Note: For presentation purposes, years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999 and December 31, 1997 are presented as fiscal years 2001, 2000, 1999, 1998 and 1997, respectively.

(1) During 2001, we incurred a $6.8 million charge on the divestiture of our plasma operations (see note 3 to the consolidated financial statements).

(2) During 2000, we recorded a $1.2 million incentive sales credit reflecting unused sales incentives from the program which commenced in 1999.

(3) Partner research funding includes collaborator reimbursement amounts received from related parties in the amounts of $5.8 million, $4.0 million, $1.8 million, $2.3 million and $0.1 million in 2001, 2000, 1999, 1998 and 1997, respectively. Cost of sales includes royalties and materials used in the production of PLAS+(R)SD which were paid or owed to related parties in the amounts of $0.9 million, $0.4 million, $0.8 million, $1.1 million and $0.8 million in 2001, 2000, 1999, 1998 and 1997, respectively.

(4) During 1999, we recorded a $4.5 million incentive sales charge (see note 12 to the consolidated financial statements). We negotiated a settlement with an insurance carrier related to a 1996 plasma loss under which we received a cash payment of $3.5 million. In connection with the merger with Pentose, we recorded a $33.0 million write off of in-process research and development (see note 4 to the consolidated financial statements). Additionally, in anticipation of the merger, we recorded a research and development charge for $2.3 million for severance and related expenses. We recorded a one-time charge of $2.6 million for the voluntary recall of lots of PLAS+(R)SD (see note 13 to the consolidated financial statements).

(5) For fiscal year 1998, we completed our IPO of 3,325,000 shares of our common stock at a price of $12.00 per share, raising net proceeds of $35.9 million (see note 9 to consolidated financial statements). In conjunction with the collaboration agreement between ourselves and Pall Corporation, Pall acquired $9.0 million of our common stock in two private placements, the second of which closed contemporaneously with, and at the same price terms and conditions as the IPO. We recorded a charge to operations of $2.2 million representing the difference between the purchase price paid by Pall and the estimated fair value of the common stock on the date of purchase (see note 12 to the consolidated financial statements).

(6) In May 1998, we received FDA approval of our virally inactivated transfusion plasma, PLAS+(R)SD, and commenced product sales in June 1998 (see note 12 to the consolidated financial statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Developments

         We divested our Plasma Operations located in Melville, New York on August 14, 2001, as more fully discussed in note 3 to the consolidated financial statements. This business was responsible for producing intermediate plasma fractions for Bayer Corporation and for viral inactivation of transfusion plasma for the American National Red Cross. The Plasma Operations accounted for all of our historical revenues with the exception of partner research funding. Management's Discussion and Analysis of Financial Condition and Results of Operations following herein includes commentary on these now-divested Plasma Operations. We have included herein, following the discussion of historical results of operations and liquidity and capital resources, a section addressing pro forma results of operations for our remaining operations covering fiscal year 2001 as compared to fiscal year 2000.

         The consideration we received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

          Cash                                              $   30,000
          Liabilities assumed by Precision:
             Capital lease obligations                             880
             Advances from customers                             3,131
                                                            ----------
               Total                                        $   34,011
                                                            ==========


The cash consideration of $30.0 million includes a $3.0 million holdback by Precision, payable after two years, subject to the satisfaction of indemnification obligations. At closing, the Company received $25.0 million and was eligible to receive additional consideration of up to $2.0 million if Precision achieved certain financial goals. These goals were met in the fourth quarter of 2001 and the $2.0 million contingent consideration was received from Precision subsequent to year end. During fiscal 2001, we reported a loss of $6.8 million on the divestiture transaction.

Results of Operations

Fiscal Year 2001 as Compared to Fiscal Year 2000

Net revenues

          Processing revenues decreased 42 percent to $20.6 million for fiscal year 2001 in comparison with $35.5 million in fiscal year 2000. The 2001 results reflect a partial year of activity due to the divestiture of the Plasma Operations on August 14, 2001. The Plasma Operations were responsible for all reported processing revenues.

         Partner research funding, principally from Pall Corporation, increased by $2.2 million or 55 percent to $6.3 million for the fiscal year 2001 versus fiscal year 2000. The increase reflects the acceleration of our research and development efforts in the INACTINE(TM) red blood cell program.

Cost of Sales

         Cost of sales was $15.7 million or 76 percent of processing revenues in fiscal year 2001 versus $28.1 million or 79 percent of processing revenues in fiscal year 2000. The decrease in cost of sales reflects lower processing volume and the divestiture of the Plasma Operations in August 2001. As mentioned previously, 2001 cost of sales was for a partial year due to the August 14, 2001 divestiture of the Plasma Operations.

Research and Development

          Research and development costs increased by $2.7 million to $20.2 million in fiscal year 2001 versus $17.5 million in fiscal year 2000. Our increased spending is concentrated in our INACTINE(TM) red cell pathogen reduction program which covered Phase II clinical trials in 2001. The upward trend in spending should continue in fiscal 2002 as the INACTINE(TM) red cell program moves forward in the clinic.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $2.6 million in fiscal 2001 to $7.8 million from $10.4 million in the prior year. The decrease reflects the effects of the divestiture of the Plasma Operations on August 14, 2001. Going forward to fiscal 2002, we expect selling, general and administrative expenses to be below fiscal 2001 spending level, into the range of approximately $6.0 million.

Plasma Operations Divestiture

         During fiscal year 2001, we recorded a net charge of $6.8 million for the divestiture of our Plasma Operations.

Provision for Income Taxes

         For fiscal years 2001 and 2000, we have recorded no income tax expense or benefit. At December 29, 2001 and December 30, 2000, we established a full valuation allowance against our net deferred tax asset positions of $38.4 million and $25.7 million, respectively. Realization of these net deferred tax assets will be based on, among other things, our ability to generate future taxable profits and utilize our net operating loss carryforwards and tax credits before they expire.

Fiscal Year 2000 as Compared to Fiscal Year 1999

Revenues

         Processing revenues decreased 16 percent, or $7.0 million, to $35.4 million for fiscal year 2000 compared to $42.4 million for fiscal year 1999. The sales decline was due to reduced PLAS+(R)SD business partially offset by gains in plasma fractions. PLAS+(R)SD volumes were down and revenues declined 50 percent from the prior year reflecting shortfalls in the Red Cross plasma deliveries.

         Revenue from plasma fractions increased 24 percent in comparison with the prior year. Volume was constant during the year and processing fees were increased slightly from 1999.

         We recorded a credit of $1.2 million for fiscal year 2000 under the Red Cross Sales Incentive Program as the program was terminated early and the initial estimate of program cost of $4.5 million recorded in 1999 was in excess of actual incentives earned by the Red Cross.

         Partner research funding, principally from Pall Corporation, increased 124 percent, or $2.2 million, to $4.0 million for fiscal year 2000 compared to $1.8 million for fiscal year 1999. The increase reflects the overall expansion of our research and development efforts primarily in the INACTINE(TM) red blood cell program. Also, fiscal year 1999 research funding was lower than normal during the second half of 1999 as we initiated a restructuring of our research program in anticipation of our merger with Pentose Pharmaceuticals, Inc.

         Taking into account the effects of the Sales Incentive Program in fiscal years 2000 and 1999, net revenues increased 2 percent, or $1.0 million, to $40.7 million for fiscal year 2000.

Cost of sales

         Cost of sales was $28.1 million, or 79 percent of processing revenues for fiscal year 2000, compared to $24.7 million, or 58 percent of processing revenues for fiscal year 1999. This provided gross margins of 21 percent and 42 percent for fiscal years 2000 and 1999, respectively. The increase in cost of sales of $3.4 million reflected the 15 percent increase in fractionation processing volume following the addition of new capacity at the end of fiscal 1999. PLAS+(R)SD cost of sales as a percentage of net revenue increased significantly due to reduced plasma supply from the Red Cross causing lower volumes and correspondingly lower absorption of fixed costs. We implemented a workforce reduction in the third quarter of 2000 for the plasma operations in order to lower our manufacturing cost structure and to better match our production capacity to the expected Red Cross processing volumes for PLAS+(R)SD. Severance and other costs recorded within cost of sales for the workforce reduction amounted to $0.6 million.

Research and development

     Research and development costs increased $8.7 million for fiscal year 2000 to $17.5 million, compared to $8.8 million for fiscal year 1999. This increase reflects the overall expansion of our research efforts and specifically the increased spending on the INACTINE(TM) red blood cell pathogen reduction, as well as the cost of Universal PLAS+SD Phase III clinical trials. Research and development expenses during 1999 were reduced to a lower than normal level during the second half of that year after we restructured our research program to eliminate redundancies in anticipation of the November 1999 merger with Pentose Pharmaceuticals, Inc.

Selling, general and administrative expenses

         Selling, general and administrative expenses increased $1.0 million for fiscal year 2000 to $10.4 million, compared to $9.4 million in fiscal year 1999. The increase in expenses was due to product support for PLAS+(R)SD early in the year including marketing support to the New York Blood Center of $0.4 million. Due to the workforce reduction in the third quarter of 2000, we eliminated several sales and administrative positions and we recorded severance costs of $0.1 million.

Charges related to Pentose merger

     In fiscal year 1999, we recorded restructuring costs of approximately $2.2 million for expenses related to the integration of our research and development activities with those of Pentose Pharmaceuticals, Inc. These costs covered a reduction in staffing levels and the elimination of duplicate facilities.

     We accounted for the Pentose merger as a purchase transaction valued at $38.8 million and, accordingly, we recorded assets and liabilities at their fair values. In-process research and development acquired in the transaction in the approximate amount of $33.0 million was recorded as a charge against operations.

Charge related to product recall

     In fiscal year 1999, we executed a voluntary recall of lots of PLAS+(R)SD that were found to contain heightened levels of parvo B-19 virus. We recorded a charge in the amount of $2.6 million to cover the write-off of inventory lots, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by our exclusive distributor of PLAS+(R)SD, the Red Cross.

Settlement of insurance claim

     We successfully resolved a dispute with our insurer, Vigilant Insurance Company, over a 1996 claim that resulted from a malfunction in our manufacturing equipment and in December 1999 we received a cash payment of $3.5 million.

Interest income (expense), net

     We incurred net interest expense of $0.1 million for fiscal year 2000 compared to net interest income of $0.1 million for fiscal year 1999. Lower cash balances decreased interest earned from 1999.

Discount on customer advance

     In the amendment to the Red Cross Agreement effective April 1, 2000, the non-interest bearing Red Cross advance was restructured to extend repayment terms. Upon discounting the new terms to present market value, we recorded a credit of $0.4 million.

Provision for Income Taxes

     For fiscal years 2000 and 1999, we have recorded no income tax expense or benefit. At December 30, 2000 and January 1, 2000, we established a full valuation allowance against our net deferred tax asset positions of $25.7 million and $18.0 million, respectively. Realization of these net deferred tax assets will be based on, among other things, our ability to generate future taxable profits and utilize our net operating loss carryforwards and tax credits before they expire.

Liquidity and Capital Resources

     We have historically financed our operations through sales of common stock, issuance of long-term debt and capital lease financing arrangements. In addition, we generated cash from our Melville, New York Plasma Operations business, which was sold on August 14, 2001. We also receive research and development funding under a collaboration agreement with Pall Corporation, one of our shareholders.

     At December 29, 2001, we had working capital of $23.4 million, including cash and cash equivalents and short-term investments of $25.3 million, in comparison with working capital of $4.5 million, including cash and cash equivalents of $7.8 million at December 30, 2000. The primary objectives for our investment of cash balances are safety of principal and liquidity. Available cash balances are invested in money market funds and in portfolios of investment grade corporate and U.S. government securities.

     During the fiscal year 2001, we increased our cash position through the $25.0 million proceeds from the divestiture of our Plasma Operations, the $10.0 million proceeds from the sale of common stock to an outside investor, and the $1.0 million proceeds from the issuance of stock under stock plans. These cash inflows were offset by operating losses and changes in working capital of $12.9 million, investment in property, plant and equipment of $1.7 million, repayment of capital lease obligations of $1.2 million and repayment of long-term debt of $2.7 million.

     Under terms of the Plasma Operations divestiture (see note 3 to the consolidated financial statements), we were entitled to contingent consideration of up to $2.0 million if Precision met certain processing milestones. These were fully achieved and we received payment of $2.0 million subsequent to year end.

     Under our collaborative agreement with Pall Corporation, Pall is obligated to make investments in our common stock at market price according to a series of milestone events. We will be entitled to receive the next milestone investment in the amount of $4.0 million shortly after initial treatment of patients in the Phase III clinical trials for red blood cells which we expect to occur in the first half of 2002.

     We expect that a combination of our cash and cash equivalent balances and short-term investments, our research and development funding by Pall Corporation, the upcoming equity milestones from Pall Corporation and the Precision payment to be sufficient to meet our cash requirements over the next fiscal year.

Pro Forma Results of Operations

     The following unaudited pro forma consolidated statements of operations are based on the historical consolidated financial statements of our Company after giving effect to our divestiture of the Plasma Operations as if the sale had occurred on the first day of fiscal year 2000. In deriving these unaudited pro forma consolidated statements, revenues, cost of sales, sales and marketing costs and interest expense associated with the Plasma Operations were eliminated from the historical consolidated financial statements. The results presented here are not necessarily indicative of the results of operations that would have been obtained had the sale actually occurred on the date set forth above.

            Pro Forma Condensed Consolidated Statements of Operations
       For the fiscal years ended December 29, 2001 and December 30, 2000
              (unaudited) (in thousands, except for per share data)

                                                    December 29,    December 30,
                                                        2001            2000
                                                    ------------    ------------


       Revenues- partner research funding               $  6,264       $  4,030
                                                    ------------    ------------

       Cost and expenses:
       Research and development costs                     20,098         16,074
       Selling, general, administrative expenses           7,446          6,915
                                                    ------------    -----------
            Total operating costs and expenses            27,544         22,989
                                                    ------------    -----------

       Loss from operations                              (21,280)       (18,959)
       Interest income, net                                  470            787
                                                    ------------    -----------
       Net loss                                         ($20,810)      ($18,172)
                                                    ============    ===========

       Basic and diluted net loss per share             ($  0.93)      ($  0.92)


       Weighted average common shares used in             22,325         19,860
       computing basic and diluted net loss per share


Pro forma Fiscal 2001 as Compared to Pro Forma Fiscal 2000

Net revenues

     Partner research funding, principally from Pall Corporation, increased by $2.2 million or 55 percent to $6.3 million for the fiscal year 2001 versus fiscal year 2000. The increase reflects the acceleration of our research and development efforts in the INACTINE(TM) red blood cell program.

Research and Development

     Research and development costs increased by $4.0 million to $20.1 million in fiscal year 2001 versus $16.1 million in fiscal year 2000. Our increased spending is concentrated in our INACTINE(TM) red cell pathogen reduction program which covered Phase II clinical trials in fiscal year 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were slightly higher in fiscal 2001 at $7.4 million versus $6.9 million in fiscal 2000 due to increased legal costs.

Interest income, net

          Net interest income was $0.5 million for fiscal year 2001 compared to $0.8 million for fiscal year 2000. This reflects higher cash balances in fiscal 2000 where, under the pro forma scenario, divestiture proceeds were received on the first day of fiscal 2000.

Risk Factors that May Affect Future Results

          Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

Our success depends on new products and systems in the development stage which may not be commercialized.

          The success of our business depends on the successful development and commercialization of pathogen reduction products and systems, including products based on INACTINE(TM) and affinity purification technologies. We cannot ensure that these products and systems will be successfully developed or commercialized. Our pathogen inactivated blood products are under development and have not been approved by the FDA for marketing in the United States or by regulatory authorities in other countries. Successful commercialization of our products and systems under development depends, in significant part, on our ability to:

          .  complete their development in a timely fashion;
          .  demonstrate their safety in clinical trials;
          .  obtain and maintain patents or other proprietary protections;
          .  obtain required regulatory approvals;
          .  implement efficient, commercial-scale manufacturing processes;
          .  sell into relevant markets before competitors;
          . obtain approval for reimbursement under health care systems; and . establish and maintain sales, marketing, distribution and development collaborations.

We have historically incurred operating losses and these losses will continue.

          We have historically incurred substantial operating losses and we expect these losses to continue for the foreseeable future. As of December 29, 2001, we had an accumulated deficit of approximately $108.8 million. Moreover in August 2001, we divested our plasma operations which historically generated most of our revenues. Going forward, until such time, if ever, that we complete development of and successfully commercialize our products, our only significant source of revenue will be from research collaborations, principally with Pall Corporation, a shareholder and our primary research partner. Nevertheless, we will be required to incur significant expenditures for research, development, clinical testing and regulatory compliance activities for both our INACTINE(TM) and affinity purification products.

We will need additional capital in the future, but our access to such capital is uncertain.

          Our current resources are not sufficient to fund our entire commercialization efforts, particularly after our divestiture of our plasma operations which historically generated most of our revenues other than our partner research funding. Our future capital needs will depend on many factors, including the successful commercialization of our products, receiving milestone payments from our collaboration partners, and making progress in our research and development activities. Our success may also depend on the magnitude and scope of these activities, the progress and the level of success in our pre-clinical studies and clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding and we cannot assure you that we will able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

          . delay, reduce the scope of or eliminate one or more of our development programs;
          . obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or
          . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

          If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our products are and will continue to be subject to extensive government regulation which may prevent the commercialization of our products and services.

          Our products are and will continue to be subject to extensive regulation by the federal government, principally the FDA, and state, local and non-United States governments. Such regulations are wide-ranging and govern, among other things:

          .  development;
          .  testing;
          .  pre-market clearance or approval;
          .  manufacturing;
          .  labeling;
          .  storage;
          .  advertising and promotion;
          .  sales and distribution; and
          .  use standards and documentation.

          The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses, or we may not be successful at all.

          The regulatory process includes pre-clinical (animal) studies and clinical (human) trials of each product to establish its safety and efficacy. Even if our products receive approval for commercial sale, their manufacturing, storage, marketing and distribution will be subject to continuing FDA and other regulatory requirements. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would harm our business. Later discovery of problems with our product may result in additional restriction on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expense.

          Distribution of our products and systems outside the United States will also be subject to extensive governmental regulation. These regulations, including the requirements for approval or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

          Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of our products or result in significantly increased compliance costs. We cannot predict the impact of adverse governmental regulation, which might arise from future legislative or administrative action.

          In addition to the regulatory requirements applicable to us and our products and systems, there are regulatory requirements applicable to our prospective customers, the blood banks that process and distribute both blood and blood products. Blood banks such as the American Red Cross and the New York Blood Center will be required to obtain approved license supplements from the FDA before using products processed with our pathogen reduction systems. FDA delays in approving these supplements may deter some blood centers from using our products. In addition, blood centers that do submit supplements may face disapproval or delays in approval that could in turn provide further delay or deter them from using our products.

If our pre-clinical and clinical trials are not successful, we will be unable to commercialize our products and generate revenue.

          We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate our products are safe and effective before they can be approved for commercial sale. Our lead product, INACTINE (TM) red blood cell system, recently covered a Phase II clinical trial in the United States and we are awaiting FDA approval to commence Phase III clinical trials. The results from pre-clinical studies and early clinical trials conducted by us will not ensure that results obtained in later clinical trials will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Our completion of clinical trials may also be delayed by slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse events occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

          Our clinical development plan for cellular products, including INACTINE (TM), assumes that only data from laboratory studies, not from human clinical trials, will be required to demonstrate efficacy in reducing pathogens and that clinical trials for these products will instead focus on demonstrating therapeutic efficacy, safety and tolerability of treated blood components. Although we have held discussions with the FDA concerning the proposed clinical plan for these products, this plan of demonstrating safety and efficacy may not ultimately be acceptable to the FDA or the FDA may reconsider any decision that this clinical plan is appropriate.

          Our product development costs will increase if we have delays in our clinical testing or approval from government authorities. Significant clinical trial delays could impair our ability to commercialize our products and allow competitors to bring products to market before we do.

Our technologies are new and unproven, and we will need to gain market acceptance to generate revenue.

          We believe that market acceptance of our products and systems will depend on our ability to provide acceptable evidence of their safety, efficacy and cost-effectiveness. Our products will be priced significantly higher than the corresponding non-virally inactivated products. We believe that market acceptance of our products and systems will also depend upon the extent to which physicians, patients and health care payers perceive that the benefits of using our products and systems justify the additional costs and processing requirements. Our products and systems may not gain any significant degree of market acceptance among blood centers, physicians, patients and health care payers, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained. If our products and systems fail to achieve market acceptance, we may never become profitable.

Third-party reimbursement policies may adversely affect our ability to commercialize and sell our products and services.

          Our ability to successfully commercialize our products depends in part on the extent to which appropriate levels of reimbursement for our products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations such as managed care organizations, or MCOs. Any failure by doctors, hospitals and other users of our products or systems to obtain appropriate levels of reimbursement could adversely affect our ability to sell these products and systems.

          Significant uncertainty exists about the reimbursement status of newly approved medical products and services. Reimbursement in the United States or foreign countries may not be available for any of our products, reimbursement granted may not be maintained, and limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, our products. We anticipate that we will need to work with a variety of organizations to lobby government agencies for improved reimbursement policies for our products. However, we cannot guarantee that such lobbying efforts will take place or that they will ultimately be successful.

If we fail to establish and maintain relationships with strategic collaborators and distributors, we may be unable to market our products.

          We are dependent on strategic collaborators for sales, marketing and distribution support and for financial support in the development of certain of our products. If we fail to maintain existing strategic alliances and to secure new alliances, the failure will delay or possibly inhibit the commercialization of our products.

          In addition, we may need to seek new collaborators or alliances to sell and distribute future products or to establish direct commercialization capabilities. For example, in order to effectively market our products outside the United States, we may need to secure foreign marketing partners who have a strong presence in such foreign markets. Securing new corporate collaborators is a time-consuming process, and we cannot guarantee that the negotiations with new collaborators will yield positive results. Even if we find additional corporate collaborators to assist in the commercialization of existing or new product candidates, the terms of the arrangements may not be favorable or acceptable to us.

We rely on Pall Corporation for development funding and, in the future, may rely on Pall Corporation for marketing and sales.

         We have a development and commercialization agreement with Pall Corporation ("Pall") for red blood cell and platelet pathogen reduction. Under this agreement, Pall acquired exclusive worldwide marketing rights and is required to make financial contributions to our development and clinical costs. As of December 29, 2001, Pall owned approximately 10 percent of our outstanding shares.

         If Pall fails to provide adequate funding to support our product development efforts, we will need to obtain additional funding from other sources. We cannot assure you that we will be able to secure funding on reasonable terms or at all.

         We do not have our own marketing and sales organization. We plan to rely on Pall to market and sell the INACTINE(TM) system. If our joint development agreement with Pall is terminated or if Pall is unable to market the products successfully, we will be required to find another marketing, sales and distribution partner or develop these capabilities ourselves. We may not be able to find a suitable partner on favorable terms or on a timely basis, if at all. Developing marketing, sales and distribution capabilities ourselves could delay commercialization of our pathogen reduction systems and increase our costs.

We rely on Haemonetics Corporation to manufacture a cell washing system and certain disposables as part of the INACTINE(TM) pathogen reduction system.

The procedure for inactivating pathogens using the INACTINE(TM) red blood cell system requires the use of a cell washing system to remove PEN110, inactivated pathogens, cell debris and other impurities. We are currently using a cell washing system manufactured by Haemonetics which we exclusively license from Haemonetics pursuant to a development and manufacturing agreement. When and if our INACTINE(TM) system is commercialized, Haemonetics will provide contract manufacturing services for the cell washing equipment and associated disposables. If Haemonetics fails to deliver an adequate supply of the cell washing systems and disposables, we would be required to identify other third-party manufacturers. We may not be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of the cell washing system and the disposables from Haemonetics could delay commercialization and subsequent sales of the INACTINE(TM) system. Furthermore, the inclusion of cell washing systems manufactured by others could require us to seek new approvals from governmental regulatory authorities, which could result in delays in product delivery. There can be no assurance that we would receive any such required regulatory approvals.

It is likely that we will depend on a limited number of suppliers to manufacture our product components.

         A limited number of suppliers manufacture our inactivation compounds for our use in product development, including clinical trials. Our INACTINE(TM) red blood cell system uses a small molecule compound known as PEN110 to inactivate pathogens, and our affinity purification system uses a certain separation media to isolate and remove specific proteins from blood. We have a contract with one manufacturer for PEN 110 and may add additional manufacturers to produce this and other compounds to meet our anticipated commercialization requirements. If any of these manufacturers cannot produce and deliver these compounds in the required quantities, to the required standards, or in a timely manner we may face delays in the commercialization of the INACTINE(TM) red cell system before we are able to identify alternate or additional manufactures to meet these requirements.

A small number of customers will determine market acceptance of our products.

         A small number of blood collection centers dominate the market for INACTINE(TM). In the United States, the American Red Cross collects and distributes approximately 50 percent of the nation's supply of blood and blood components. Other major United States blood centers include the New York Blood Center and United Blood Services, each of which distributes approximately 6 percent of the nation's supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations' blood and blood components supply. Failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue.

If we do not successfully distinguish and commercialize our technology, we may be unable to compete successfully or to generate revenue significant to sustain our operations.

         The biotechnology industry, including the fields of transfusion medicine and therapeutic use of blood products, is highly competitive and subject to significant and rapid technological change. Accordingly, our success will depend, in part, on our ability to respond quickly to such change through the development and introduction of new products and systems.

         Many of our competitors or potential competitors have substantially greater financial and other resources than we have and may also have greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures as well as in marketing their products. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with greater marketing and manufacturing capabilities. Our competitors may obtain patent protection, receive FDA approval or commercialize products before we do.

         Our ability to compete successfully against currently existing and future alternatives to our pathogen reduction technology and competitors who compete directly with us in the pathogen reduction industry will depend, in part, on our ability to:

         . attract and retain skilled scientific and research personnel;
         . develop technologically superior products;
         . develop competitively priced products;
         . obtain patent or other required regulatory approvals for our products;
         . be early entrants to the market; and
         . manufacture, market and sell our products, independently or through collaborations.

If we are unable to protect our intellectual property or are unable to operate our business without infringing intellectual property rights of others, we may not be able to operate our business profitably.

         Our success depends on our ability to develop proprietary products and technologies, to obtain and maintain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. We have exclusive patents, licenses to patents and patent applications covering critical components of our technologies. Our patents, pending patent applications and licensed technologies may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. In addition, the laws of certain non-United States countries do not protect intellectual property rights to the same extent as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented, or may not provide protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may obtain patent protection or other intellectual property rights for technology similar to ours that could limit our ability to use our technology or commercialize products that we may develop.

         We are aware that patents have been applied for and/or issued to third parties claiming technologies for decontamination of blood and blood products and for prion-binding molecules that may be similar to those needed by us. We endeavor to follow developments in these fields and we do not believe that our technologies and/or products infringe upon any proprietary rights of third parties. To the extent that planned or potential products turn out to be covered by patents or other intellectual property rights held by third parties, we would need a license under such patents or other intellectual property rights to continue development and marketing of our products. Any required licenses may not be available on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents or we may not be able to proceed with the development, manufacture or sale of our products.

         Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets or know-how or are unsuccessful in defending against claims of infringement, we may be unable to operate profitably.

         We may rely, in certain circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees and certain contractors. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. In addition, to the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the know-how and inventions.

If we lose or are unable to hire and retain qualified personnel, we may not be able to develop our products and technology.

         We are highly dependent on the members of our scientific and management staff. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among other companies and research and academic institutions. If we lose an executive officer or a significant number of any of our research and development staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and technology may be hindered.

We use and generate hazardous materials in our business and any claims relating to the improper handling, storage, release or disposal of these materials could be time consuming and expensive.

         We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including certain hazardous chemicals, viruses and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

We may have significant product liability exposure.

         We face exposure to product liability and other claims if our products are alleged to have caused harm. These risks are inherent in clinical trials and in the testing, manufacturing, and marketing of human blood products. Although we currently maintain product liability insurance, such insurance may not be adequate and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products that we or our partners develop and otherwise have a material adverse effect on our business.

Our stock price is volatile and you may not be able to resell your shares at or above the price you paid for them.

         We first publicly issued common stock on June 11, 1998 at $12.00 per share in our initial public offering. Between June 11, 1998 and December 29, 2001 the closing sale price has ranged from a high of $17.63 per share to a low of $3.88 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         . quarterly fluctuations in results of operations;
         . the announcement of new products or services by us or competitors;
         . changes in or failure to meet earnings estimates by securities analysts;
         . sales of common stock by existing shareholders or the perception that these sales may occur;
         . adverse judgments or settlements obligating us to pay damages;
         . negative publicity;
         . loss of key personnel;
         . developments concerning proprietary rights, including patents and litigation matters; and
         . regulatory developments in both United States and foreign countries.

         In addition, overall stock market volatility has often significantly affected the market prices of securities for reasons unrelated to a company's operating performance. In the past, securities class action litigation has often been commenced against companies that have experienced periods of volatility in the price of their stock. Securities litigation initiated against us could cause us to incur substantial costs and could lead to the diversion of management's attention and resources, which could have a material adverse effect on our revenue and earnings.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline.

        Our executive officers, directors and certain large shareholders collectively beneficially own approximately 64 percent of the outstanding common stock. Sale, or the availability for sale, of shares of common stock by these or other shareholders could cause the market price of our common stock to decline. In addition, approximately 1,182,000 shares of common stock issuable upon exercise of vested stock options would be currently available for immediate resale.

Our largest shareholder, Ampersand Ventures, owns sufficient shares of our common stock to significantly affect the results of any shareholder vote.

        Ampersand Ventures owns beneficially or controls approximately 34 percent of our common stock. Certain matters which, under our restated Certificate of Incorporation, require a 66 2/3 percent vote by the shareholders for approval may be delayed or blocked solely by Ampersand Ventures. These matters include the election of the board of directors, amendments to our organizational documents, or approval of any merger, sale of assets or other major corporate transaction.

        In addition, our executive officers and directors, including those directors representing Ampersand Ventures, beneficially own approximately 64 percent of our common stock. As a result, these executive officers and directors as a group have the ability to significantly influence the outcome of matters requiring a shareholder vote.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to the effects of changes in interest rates on our investments of available cash balances in money market funds and in portfolios of investment grade corporate and U.S. government securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and schedules required under Item 8 are set forth under Item 14 and are herein incorporated by reference.

Selected unaudited Quarterly Financial Data is set forth in Note 18 of the Notes to Consolidated Financial Statements referred to above and incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION.

Incorporated by reference from the portions of the Definitive Proxy Statement entitled "Executive Compensation" and "Additional Information- Compensation of Directors."

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a) Consolidated Financial Statements
        Report of Independent Auditors............................................Page 34
        Consolidated Balance Sheets as of December 29, 2001 and December 30,
          2000....................................................................Page 35
        Consolidated Statements of Operations for the years ended December 29,
          2001, December 30, 2000 and January 1, 2000.............................Page 36
        Consolidated Statements of Stockholders' Equity for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000................Page 37
        Consolidated Statements of Cash Flows for the years ended December 29,
          2001, December 30, 2000, and January 1, 2000............................Page 38
        Notes to Consolidated Financial Statements................................Page 39

        Other information and consolidated financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the thirteen weeks ended December 29, 2001.

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

3.2 Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant's 2000 Annual Report on Form 10-K and incorporated herein by reference.

3.4 Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001, filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (Registration Statement No. 333-57418) and incorporated herein by reference.

3.5 Amended and Restated By-laws of the Company, filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (Registration Statement No. 333-57418) and incorporated herein by reference.

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

10.4+ Joint Development, Marketing and Distribution Agreement between the Company and Pall Corporation, dated February 19, 1998. Filed as
          Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.5 Amendment No. 1 to the Joint Development, Marketing and Distribution Agreement between Pall Corporation and the Company, dated July 19, 1999. Filed as Exhibit 4.4 to the Registrant's 1999 Quarterly Report on Form 10-Q filed August 11, 1999 and incorporated herein by reference.

10.6+ Stock Purchase Agreement between Pall Corporation and the Company, dated February 19, 1998. Filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7 Registration Rights Agreement between the Company and the Investors named therein, dated February 19, 1998. Filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.8* Separation Agreement and General Release between Bernard Horowitz and the Company executed September 13, 1999. Filed as Exhibit 10.1 to the Registrant's 1999 Annual Report on Form 10-Q/A dated February 22, 2000 and incorporated herein by reference.

10.9* Letter Agreement between the Company and John R. Barr, dated November 10, 1997. Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.10* Form of Indemnification Agreement. Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.11* 1999 Supplemental Stock Option Plan. Filed as Annex C to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.12 Indenture of lease made and entered into as of August 4, 1999 by and between Pentose Pharmaceuticals, Inc. ("Tenant") and Coolidge Partners, LLC ("Landlord"). Filed as Exhibit 10.1 to the Registrant's 2000 Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.13++ Agreement dated May 4, 2001 between ISIS Innovation Limited and V.I. Technologies, Inc. filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.14++ Agreement for the Sponsorship of a Research Programme between the Chancellor, Masters, and Scholars of the University of Oxford and V.I.Technologies, Inc. dated April 1, 2001 filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.15++ Development and Supply Agreement between V.I.Technologies, Inc. and Haemonetics Corporation dated January 25, 2000 filed as Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.16 Share Purchase Agreement by and among V.I. Technologies, Inc. and The State of Wisconsin Investment Board, dated as of March 1, 2001 filed as Exhibit 99.1 to the Registrant's Form 8-K filed March 12, 2001 and incorporated herein by reference.

10.17++ Asset Purchase Agreement, dated August 13, 2001, by and among V.I.Technologies, Inc. and Precision Pharma Services, Inc. filed as
          Exhibit 2.1 to the Registrant's Form 8-K filed August 28, 2001 and incorporated herein by reference.

23.1      Consent of KPMG LLP. Filed herewith.

99.1 Unaudited Pro Forma Financial Statements filed as Exhibit 99.1 to the Registrant's Form 8-K filed August 28, 2001 and incorporated herein by reference.


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

                             V.I. TECHNOLOGIES, INC.

                                       By: /s/ John R. Barr
                                       --------------------
                                       John R. Barr
                                       President and Chief Executive Officer
                                       February 11, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                     Date
/s/ John R. Barr                    President, Chief Executive Officer and    February  11, 2002
------------------------------
John R. Barr                        Director (Principal Executive Officer)

/s/ Samuel K. Ackerman, M.D.
------------------------------      Chairman of the Board of Directors        February  11, 2002
Samuel K. Ackerman, M.D.

/s/ Thomas T. Higgins               Executive Vice President, Operations,     February  11, 2002
------------------------------
Thomas T. Higgins                   (Principal Financial Officer and
                                    Principal Accounting Officer)

/s/ Richard A. Charpie              Director                                  February  11, 2002
------------------------------
Richard A. Charpie

/s/ Jeremy Hayward-Surry            Director                                  February  11, 2002
------------------------------
Jeremy Hayward-Surry

/s/ Irwin Lerner                    Director                                  February  11, 2002
------------------------------
Irwin Lerner

/s/ Joseph M. Limber                Director                                  February  11, 2002
------------------------------
Joseph M. Limber


/s/ Peter D. Parker                 Director                                  February  11, 2002
------------------------------
Peter D. Parker

/s/ Doros Platika, M.D.             Director                                  February  11, 2002
------------------------------
Doros Platika, M.D.

/s/ David Tendler                   Director                                  February  11, 2002
------------------------------
David Tendler

/s/ Damion E. Wicker, M.D.          Director                                  February  11, 2002
------------------------------
Damion E. Wicker, M.D.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of V.I. Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of V.I. Technologies, Inc. as of December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of V.I. Technologies, Inc. as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ KPMG LLP

Boston, Massachusetts
January 21, 2002

                             V.I. TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                               December 29,     December 30.
                                                                  2001              2000
                                                                  ----              ----
ASSETS
Current assets:
 Cash and cash equivalents                                    $  21,949,176    $   7,767,698
 Short-term investments                                           3,332,385               --
 Trade receivables                                                       --        5,332,420
 Other receivables                                                3,254,325        2,387,378
 Inventory                                                               --        1,599,863
 Prepaid expenses and other current assets                          778,114        1,157,145
                                                              -------------    -------------

    Total current assets                                         29,314,000       18,244,504

Property, plant and equipment, net                                4,302,978       39,602,001
Intangible assets, net                                            3,539,664        3,895,332
Inventory                                                                --        1,532,200
Other assets, net                                                 6,073,258          455,094
                                                              -------------    -------------

       Total assets                                           $  43,229,900    $  63,729,131
                                                              =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                            $          --    $   2,687,500
 Current portion of capital lease obligations                       254,007        1,697,424
 Accounts payable                                                 1,536,804        2,333,254
 Accrued expenses                                                 4,007,545        6,789,527
 Deferred revenue                                                   152,628          152,628
 Due to related parties                                                  --          120,288
                                                              -------------    -------------

    Total current liabilities                                     5,950,984       13,780,621

Capital lease obligations, less current portion                     159,067          560,703
Advances from customer                                            3,224,950        2,971,353
Deferred revenue                                                  1,106,553        1,259,181
                                                              -------------    -------------

    Total liabilities                                            10,441,554       18,571,858
                                                              -------------    -------------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  1,000,000 shares; no shares issued and outstanding                     --               --
 Common stock, par value $.01 per share; authorized
  45,000,000 shares; issued and outstanding 22,730,316 at
  December 29, 2001 and 20,780,839 at December 30, 2000             227,303          207,808
 Additional paid-in-capital                                     141,354,765      130,323,222
 Accumulated deficit                                           (108,793,722)     (85,373,757)
                                                              -------------    -------------

    Total stockholders' equity                                   32,788,346       45,157,273
                                                              -------------    -------------

       Total liabilities and stockholders' equity             $  43,229,900    $  63,729,131
                                                              =============    =============


    The accompanying notes are an integral part of the consolidated financial statements.

                             V.I. TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                  Year ended            Year ended            Year ended
                                                                 December 29,          December 30,           January 1,
                                                                    2001                   2000                  2000
                                                                    ----                   ----                  ----
Revenues:
 Processing revenue                                             $ 20,628,258          $ 35,445,300          $ 42,423,296
 ARC Incentive Program credit (charge)                                    --             1,234,705            (4,500,000)
 Partner research funding                                          6,264,233             4,029,938             1,800,000
                                                                ------------          ------------          ------------

    Net revenues                                                  26,892,491            40,709,943            39,723,296
                                                                ------------          ------------          ------------

Costs, expenses and charges:
 Cost of sales                                                    15,696,850            28,107,067            24,742,197
 Research and development costs                                   20,194,144            17,477,072             8,765,884
 Selling, general and administrative expenses                      7,755,234            10,370,847             9,371,803
 Charges related to merger - R&D restructuring                            --                    --             2,208,419
                           - In-process R&D                               --                    --            32,998,489
 Charge related to product recall                                         --                    --             2,583,000
                                                                ------------          ------------          ------------

   Total operating costs, expenses and charges                    43,646,228            55,954,986            80,669,792
                                                                ------------          ------------          ------------

Loss from operations                                             (16,753,737)          (15,245,043)          (40,946,496)

Plasma Operations divestiture                                     (6,800,835)                   --                    --
Settlement of insurance claim                                             --                    --             3,500,000
Interest income (expense), net                                       134,607              (137,694)               47,327
Discount on customer advance                                              --               401,740                70,000
                                                                ------------          ------------          ------------

   Total other income (loss)                                      (6,666,228)              264,046             3,617,327
                                                                ------------          ------------          ------------

Net loss                                                        ($23,419,965)         ($14,980,997)         ($37,329,169)
                                                                ============          ============          ============

Basic and diluted net loss per share                                  ($1.05)               ($0.75)               ($2.78)
                                                                ============          ============          ============

Weighted average common shares used in computing
 basic and diluted net loss per share                             22,316,424            19,859,644            13,405,294
                                                                ============          ============          ============

     The accompanying notes are an integral part of the consolidated financial statements.

                             V.I. TECHNOLOGIES, INC.
                Consolidated Statements of Stockholders' Equity
      Years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                                    Additional
                                                            Common Stock              Paid-In        Accumulated    Stockholders'
                                                      Shares           Amount         Capital          Deficit         Equity
                                                      ------           ------         -------          -------         ------
Balance at January 2, 1999                            12,359,148         123,592      86,574,660      (33,063,591)      53,634,661

Issuance of shares of common stock
   under stock option and purchase plans                  194,563           1,946         484,879               --          486,825

Issuance of shares of common stock to Pall Corp.
   in connection with research collaboration             538,821           5,388       2,994,612               --        3,000,000

Issuance of common stock in connection with
   Pentose merger                                      6,443,731          64,437      35,528,563               --       35,593,000

Net loss                                                      --              --              --      (37,329,169)     (37,329,169)
                                                   -------------   -------------   -------------    -------------    -------------

Balance at January 1, 2000                            19,536,263         195,363     125,582,714      (70,392,760)      55,385,317

Issuance of shares of common stock
   under stock option and purchase plans                 437,514           4,374         748,579               --          752,953

Issuance of shares of common stock to Pall Corp.
   in connection with research collaboration             807,062           8,071       3,991,929               --        4,000,000

Net loss                                                      --              --              --      (14,980,997)     (14,980,997)
                                                   -------------   -------------   -------------    -------------    -------------

Balance at December 30, 2000                          20,780,839         207,808     130,323,222      (85,373,757)      45,157,273

Issuance of shares of common stock
   under stock option and purchase plans                 282,810           2,828       1,048,210               --        1,051,038

Issuance of shares of common stock                     1,666,667          16,667       9,983,333               --       10,000,000

Net loss                                                      --              --              --      (23,419,965)     (23,419,965)
                                                   -------------   -------------   -------------    -------------    -------------

Balance at December 29, 2001                          22,730,316   $     227,303   $ 141,354,765    ($108,793,722)   $  32,788,346
                                                   =============   =============   =============    =============    =============

     The accompanying notes are an integral part of the consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                                                                         Year ended          Year ended          Year ended
                                                                      December 29, 2001   December 30, 2000    January 1, 2000
                                                                      -----------------   -----------------    ---------------
Cash flows from operating activities:
 Net loss                                                                ($23,419,965)       ($14,980,997)      ($37,329,169)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Plasma Operations divestiture                                            6,800,835                  --                 --
   Depreciation and amortization                                            3,379,630           4,433,745          3,088,259
   Discount on customer advances and long-term receivables                    (52,589)           (401,740)           (70,000)
   Net accretion of interest                                                  160,008             265,999            278,800
   Charge related to in-process R&D                                                --                  --         32,998,489
   Changes in operating accounts, excluding the effects of a business acquisition and an operation divested
   Trade receivables                                                        2,703,972            (735,938)          (629,724)
   Other receivables                                                          952,457          (1,851,547)           304,387
   Inventory                                                                  (32,671)           (387,784)          (232,066)
   Prepaid expenses and other assets                                          196,358            (120,791)           352,353
   Accounts payable and accrued expense                                    (3,322,866)           (686,016)         1,201,314
   Due to related parties, net                                               (120,288)           (365,713)           799,217
   Deferred revenue                                                          (145,069)          1,411,809                 --
                                                                         ------------        ------------       ------------

Net cash (used in) provided by operating activities                       (12,900,188)        (13,418,973)           761,860
                                                                         ------------        ------------       ------------

Cash flows from investing activities:
    Proceeds from Plasma Operations divestiture                            25,000,000                  --                 --
    Cash resulting from Pentose merger                                             --                  --            548,507
    Purchases of short-term investments                                    (3,332,385)                 --                 --
    Additions to property, plant and equipment                             (1,725,411)         (6,086,853)        (9,192,459)
                                                                         ------------        ------------       ------------

Net cash provided by (used in) investing activities                        19,942,204          (6,086,853)        (8,643,952)
                                                                         ------------        ------------       ------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                    11,051,038           4,752,953          3,486,825
 Principal repayment of long-term debt                                     (2,687,500)         (2,687,500)        (2,687,500)
 Principal repayment of capital lease obligations                          (1,224,076)         (1,677,718)        (1,295,891)
                                                                         ------------        ------------       ------------

Net cash provided by (used in) financing activities                         7,139,462             387,735           (496,566)
                                                                         ------------        ------------       ------------

Net increase (decrease) in cash and cash equivalents                       14,181,478         (19,118,091)        (8,378,658)

Cash and cash equivalents, beginning of year                                7,767,698          26,885,789         35,264,447
                                                                         ------------        ------------       ------------

Cash and cash equivalents, end of year                                   $ 21,949,176        $  7,767,698       $ 26,885,789
                                                                         ============        ============       ============

     The accompanying notes are an integral part of the consolidated financial statements.

                             V.I. TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
            December 29, 2001, December 30, 2000 and January 1, 2000

1.   Organization and Business Overview

V.I. Technologies, Inc. ("VITEX" or the "Company"), a biotechnology company headquartered in Watertown, Massachusetts, is developing products designed to improve the safety of the world's blood supply. The Company's INACTINE(TM) technology is designed to inactivate a wide range of known and as-yet-unknown viruses, bacteria and parasites, and has demonstrated its ability to remove prions, while preserving the therapeutic properties of red blood cells. The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the pathogenic nucleic acid preventing replication and thereby "killing" the pathogen. The Company's lead product is INACTINE(TM) pathogen reduction of red blood cells. Efforts are underway to demonstrate the system's success in three areas necessary for commercial viability: broad pathogen kill, a wide safety margin for the patient, and minimal interference with the function of the red cell. The Company currently has collaborations with Pall Corporation, Haemonetics Corporation, and Amersham Pharmacia Biotech to support commercialization of the INACTINE(TM) portfolio of products. In collaboration with Oxford University, VITEX is developing a diagnostic test for pathogenic prions using aptamer technology.

The Company has an accumulated deficit of $108.8 million as of December 29, 2001. Management expects to continue to incur operating losses as the Company pursues its research and development programs. The Company has historically financed its research and development efforts through the sale of common stock and through partner research funding. Prior to the August 2001 divestiture, the Company's Plasma Operations also contributed to funding research and development.

The Company faces certain risk and uncertainties similar to other biotechnology companies including the future profitability of the Company; its ability to obtain additional funding; protection of patents and property rights; uncertainties regarding the development of the Company's technologies; competition and technological change; governmental regulations including the need for product approvals; and attracting and retaining key officers and employees.

For presentation purposes, the years ended December 29, 2001, December 30, 2000 and January 1, 2000 are referred to as fiscal years 2001, 2000 and 1999, respectively, in the notes to the financial statements.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, V.I.Technologies Ltd., an entity incorporated for regulatory purposes in the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets and intangible assets, the recoverability of long-term assets and the collectibility of other receivables.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities under three months at the time of purchase to be cash equivalents. Cash equivalents principally consist of money market funds invested in a portfolio of investment grade, corporate and U.S. government obligations all of which are carried at market value. As of December 29, 2001 and December 30, 2000, cash equivalents amounted to $20.8 million and $7.4 million, respectively. Included in the cash and cash equivalent balances at December 29, 2001 is restricted cash of $0.6 million for letters of credit on leased facilities.

Short-term Investments

Short-term investments consist of investments with maturities between three months to one year at the time of purchase. These short-term investments consist of a portfolio of investment grade, corporate and U.S. governmental obligations all of which are carried at market value.

Inventory

Costs incurred in processing by the Company's Plasma Operations were included in inventory and expensed upon recognition of related revenues. Such costs included supplies, direct labor and processing overheads. The plasma itself was supplied and owned by the Company's customers and, as such, was not included in inventory. Inventory was stated at the lower of cost, as determined using the average cost method, or net realizable value. At December 30, 2000, certain inventory was classified as long term, as it was not expected to be used in manufacturing in the next fiscal year. Inventory at December 30, 2000 was comprised of work-in-process of $0.5 million, supplies of $1.0 million, and short-term and long-term resins of $1.6 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. These range from seven to twenty five years for building and manufacturing equipment, and three to five years for all other tangible assets.

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

Intangible Assets

Intangible assets principally consist of core technology and work force acquired in the Pentose merger (see note 4). Core technology is being amortized on a straight-line basis over 15 years, and work force is being amortized on a straight-line basis over 5 years. Periodically, the Company reviews the recoverability of its intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the intangible assets from expected future operating cash flows on an undiscounted basis. Accumulated amortization relating to intangible assets amounted to $0.7 million and $0.4 million, at December 29, 2001 and December 30, 2000. Amortization expense amounted to $0.4 million for fiscal years 2001 and 2000.

Revenue Recognition

Revenue earned by the Company's Plasma Operations was recognized in the period in which the processing services were rendered and upon satisfaction of certain quality control requirements. It was not subject to repayment or future performance obligations.

Processing revenue was derived from providing services to Bayer Corporation and to the American National Red Cross. Bayer and the Red Cross contributed 89% and 11%, respectively, of total processing revenue in fiscal 2001 prior to the Plasma Operations divestiture described in note 3. In fiscal 2000, the composition of revenues was 61% and 29% for Bayer Corporation and the American National Red Cross, respectively. Processing revenues to Bayer Corporation and the American National Red Cross each amounted to approximately 45% of total revenue, excluding the American National Red Cross sales incentive charge (see note 12) for fiscal year 1999. At December 30, 2000, amounts owed from Bayer and the American National Red Cross amounted to 24% of net trade receivables.

Research and Development

All research and development costs are charged to operations as incurred. Partner research funding revenue, primarily from Pall Corporation, is recognized when eligible costs are incurred or research is performed. Included within partner research funding are up-front payments and milestone payments from collaborators which are amortized to revenue over the life of the related agreements.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the amounts of existing assets and liabilities carried on the consolidated financial statements and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents for the years 2001, 2000 and 1999, had they been included in the computation, would have been approximately 211,000, 365,000 and 714,000, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized based on the difference, if any on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. All stock options issued to-date have been granted at the fair market value of the stock on the respective grant dates. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Comprehensive Income (Loss)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company's comprehensive loss is equal to its net loss reported in the accompanying consolidated statements of operations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company amortized $0.4 million of intangible assets during fiscal year 2001 and 2000. The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142.

Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

3.   Plasma Operations Divestiture

On August 14, 2001, the Company completed the divestiture of its Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"). Precision is a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures ("Ampersand"), a VITEX shareholder (see note 9). These operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was approximately $34.0 million. Prior to the closing of the transaction, the Company obtained a fairness opinion from an investment banker that the transaction was fair to the shareholders of the Company.

Consideration received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

          Cash                                               $30,000
          Liabilities assumed by Precision:
            Capital lease obligations                            880
            Advances from customer                             3,131
                                                             -------
                 Total consideration                         $34,011
                                                             =======

The cash consideration of $30.0 million includes a $3.0 million holdback by Precision, payable on the second anniversary of the divestiture, subject to indemnification obligations of the Company. At closing, the Company received $25.0 million and was eligible to receive additional consideration of up to $2.0 million if Precision achieved certain financial goals. These goals were met in the fourth quarter of 2001 and the $2.0 million contingent consideration was received from Precision subsequent to year end. The $2.0 million payment is included in other receivables in the consolidated balance sheet at December 29, 2001.

The Company recorded the Precision $3.0 million holdback at its net present value of $2.7 million. The advances from customer of $3.1 million at closing represents a continuing obligation of the Company which Precision is required to fund at maturity in 2003. The holdback and guaranty are included in other assets in the consolidated balance sheet at December 29, 2001.

A summary at August 14, 2001 of the net assets as sold to Precision and the liabilities assumed by Precision is as follows, in thousands:

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
                                                             =======

Based upon the transaction consideration of $33.7 million, at net present value, in comparison with the net book value of the assets and liabilities transferred to Precision of $39.1 million plus transaction-related costs and adjustments of $1.4 million, the Company recorded a loss of $6.8 million on the divestiture.

The Company has guaranteed the performance of Precision under capital and operating leases assumed by Precision in the transaction. The aggregate outstanding payments under these leases totaled $0.8 million at December 29, 2001.

The Company's unaudited pro forma results for fiscal years 2001 and 2000 assuming the divestiture occurred on the first day of fiscal year 2000 are as follows, in thousands, except for per share data:

                                                   2001        2000

          Net revenues                           $ 6,264     $ 4,030
          Net loss                              ($20,810)   ($18,172)
          Basic and diluted loss per share        ($0.93)     ($0.92)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the divestiture occurred on the first fiscal day of 2000 or the future results of operations.

4.   Pentose Merger

On November 12, 1999, the Company completed its merger with Pentose Pharmaceuticals, Inc., a Delaware corporation ("Pentose"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 28, 1999. Pentose' principal business involves the development for commercialization of novel antiviral products for medical use based on innovative applications of nucleic acid chemistry. Pentose developed the INACTINE(TM) technology platform for the inactivation of viral pathogens in blood components, for transfusion plasma derivatives and for biopharmaceuticals. Under the terms of the merger, 6,443,731 shares of common stock of the Company were issued in exchange for all of the outstanding Pentose common and preferred stock. Following the exchange, former shareholders of Pentose owned approximately 34% of the outstanding common stock of VITEX. Each outstanding option and warrant to purchase Pentose common stock was converted into the right to purchase 0.48937 of a share of VITEX common stock. A total of approximately 500,000 shares of the Company's common stock were issuable to option-holders and warrant-holders of Pentose upon exercise of options and warrants assumed in the merger.

The merger was accounted for under the purchase method of accounting. The purchase price representing the fair value of the common stock and other direct acquisition costs of $38.8 million has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. The excess of the fair value of the net assets acquired over the purchase price represented negative goodwill of approximately $2.0 million which amount was allocated proportionately to reduce the value of the noncurrent assets acquired and in-process R&D which was charged to operations. The purchase price was allocated as follows:

          Cash                                                    $   549,000
          Other current assets and long term deposits                 409,000
          Work force                                                  542,000
          Core technology                                           3,709,000
          In-process R&D                                           32,998,000
          Fixed assets                                                595,000
                                                                  -----------
          Net purchase price                                      $38,802,000
                                                                  ===========

The work force valuation was based upon replacement cost. The valuation of core technology and in-process R&D was based on estimated future revenues. In-process R&D was valued by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. The percentage of the cash flow allocated to purchased in-process research and development was derived from the estimated percentage completion for each of the projects. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects reflect management's estimates of revenues and operating profits related to such projects.

In anticipation of the merger with Pentose, the Company recorded a research and development charge in 1999 of $2.2 million for severance and other integration related expenses, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions of the Company's employees and facilities. As a result of the merger, 22 employees were severed. The charge was substantially paid by December 29, 2001.

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following components:

                                                                      2001             2000
                                                                      ----             ----
     Land                                                        $          -     $    638,000
     Building and related improvements                              2,457,000       28,819,000
     Manufacturing and laboratory equipment                         1,872,000       23,074,000
     Office furniture and equipment                                 1,024,000        2,913,000
     Construction in progress                                         159,000          990,000
                                                                 ------------     ------------
                                                                    5,512,000       56,434,000

               Accumulated depreciation and amortization           (1,209,000)     (16,832,000)
                                                                 ------------     ------------

                                                                 $  4,303,000     $ 39,602,000
                                                                 ============     ============

The cost of manufacturing and laboratory equipment held under capital leases (see note 8) amounted to $0.6 million and $6.8 million at December 29, 2001 and December 30, 2000, respectively. Accumulated depreciation relating to such equipment amounted to $0.2 million and $1.6 million at the end of fiscal years 2001 and 2000, respectively. Amortization expense for this equipment amounted to $0.4 million, $0.5 million and $0.4 million, respectively, for fiscal years 2001, 2000 and 1999. The total net book value of property, plant and equipment transferred to Precision as part of the divestiture (see note 3) amounted to $34.3 million, of which $4.5 million represented equipment held under capital leases.

6.   Accrued Expenses

Accrued expenses consist of the following components:

                                                      2001             2000
                                                      ----             ----

     Accrued employee compensation                $1,201,000       $1,853,000
     Accrued operating taxes                       1,322,000        1,807,000
     Accrued divestiture costs (see note 3)        1,083,000               --
     Accrued transportation fees                          --          666,000
     Accrued marketing                                    --          205,000
     Other                                           402,000        2,259,000
                                                  ----------       ----------
                                                  $4,008,000       $6,790,000
                                                  ==========       ==========

7.   Long-Term Debt

The Company was obligated under a credit agreement with a bank for a term loan in the initial principal amount of $10.8 million. The term loan was secured by substantially all the assets of the Plasma Operation plant. The term loan bore interest at the Company's option of either LIBOR plus 2.75% to 1.75% or the base rate of the bank, as defined, plus margins of up to 0.5%. At December 30, 2000, the Company was using one month LIBOR (6.64%) plus 2.75%. In connection with the divestiture of its Plasma Operations in August 2001 (see note 3), the Company settled all outstanding balances of the term loan.

8.   Capital Lease Obligations

The Company was obligated under a Master Equipment Lease Agreement (the "Master Lease") under which it borrowed $6.2 million to lease production equipment for its Plasma Operations plant. The Master Lease contained escalating monthly lease payments over a five-year period and various options to purchase the equipment. The effective interest rate was approximately 16.2% per annum. With consent of the lessor, the Master Lease was transferred to Precision during the Plasma Operations divestiture (see note 3).

The Company has several capital lease obligations related to laboratory equipment. Under these leases, the Company has options to purchase the equipment at prices specified in the agreements. The effective annual interest rates of the leases approximates 9.3%. Total future minimum payments are as follows:

     2002                                                 $290,000
     2003                                                  164,000
                                                          --------

     Total minimum lease payments                          454,000
     Less amounts representing interest                    (41,000)
                                                          --------

     Present value of minimum lease payments               413,000
     Less current maturities                               254,000
                                                          --------

     Long-term portion                                    $159,000
                                                          ========

The fair value of the Company's capital lease obligations was approximately $0.4 million at December 29, 2001.

9.   Stockholders' Equity

Common Stock

On November 12, 1999, the Company and Pentose Pharmaceuticals, Inc., completed a merger whereby Pentose shareholders received 6,443,731 shares of VITEX common stock, par value $0.01 per share for all the outstanding common and preferred shares of Pentose. These shares represented 34% of the outstanding VITEX common stock after the merger.

On December 6, 1999, the Company reached a performance milestone under its collaboration agreement with Pall (see note 12). As required under the agreement, Pall invested $3.0 million for 538,821 shares of the Company's common stock based on the then current average market price of $5.57 per share.

On December 27, 2000, the Company reached another performance milestone under its collaboration agreement with Pall. As required under the agreement, Pall invested $4.0 million for 807,062 shares of the Company's common stock based on the then current average market price of $4.96 per share.

On March 2, 2001, the Company sold 1,666,667 shares of the Company's common stock to an outside investor at the then current market price of $6.00 per share for a total of $10.0 million.

On May 24, 2001, the Company shareholders voted to increase the number of authorized shares of common stock from 35 million to 45 million.

Ampersand Ventures, the Company's largest shareholder, owns beneficially or controls approximately 34 percent of the Company's common stock. Certain matters which, under the restated Certificate of Incorporation, require a 66 2/3 percent vote by the shareholders for approval may be delayed or blocked solely by Ampersand Ventures. These matters include the election of the board of directors, amendments to organizational documents, or approval of any merger, sale of assets or other major corporate transaction.

Preferred Stock

Preferred stock may be issued from time to time in one or more series, with such designations, rights, and preferences as shall be determined by the Board of Directors. No preferred stock was outstanding as of December 29, 2001 or December 30, 2000.

10.  Stock Plans

Employee Stock Purchase Plan

Under the 1998 Employee Stock Purchase Plan ("the 1998 Purchase Plan"), employees may purchase shares of common stock at a discount from fair market value. The 1998 Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1998 Purchase Plan are granted at the discretion of the Compensation Committee of the Board of Directors, which determines the frequency and duration of individual offerings under the 1998 Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock to the purchaser under the 1998 Purchase Plan is 85% of the lesser of the Company's common stock fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or both. The 1998 Purchase Plan terminates in February 2008. There are 89,445 shares of common stock reserved for issuance under the 1998 Purchase Plan, of which 19,037 shares and 31,698 shares of common stock were issued during the years ended December 29, 2001 and December 30, 2000, respectively. There are 6,587 shares available for future purchase as of December 29, 2001.

Director Stock Option Plan

All of the directors who are not employees of the Company (the "Eligible Directors") are currently eligible to participate in the Director Stock Option Plan (the "1998 Director Plan"). Each non-employee who is initially elected to the Company's Board of Directors shall, upon his initial election by the Company's stockholders, automatically be entitled to an option to purchase 15,000 shares of common stock. In addition, each Eligible Director will be entitled to receive an annual option to purchase 2,000 shares of common stock.

The options vest over a four-year period with 25% of the grant vesting after six months, and 25% vesting at the end of the second, third and fourth year thereafter, provided that the option-holder is still a director of the Company at the opening of business on such date. The 1998 Director Plan has a term of ten years. The exercise price for the options is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares. During 2001, the Company increased the number of shares of common stock reserved for issuance under the 1998 Director Plan from 150,000 to 250,000, of which 103,000 options are available for future grants as of December 29, 2001.

Equity Incentive Plans

The Company has 3,000,000 shares of common stock reserved for issuance under the 1998 Equity Incentive Plan (the "1998 Equity Plan") of which 240,661 options are available for future grants as of December 29, 2001. The 1998 Equity Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date. All stock options issued to-date have been granted at the fair market value of the stock on the respective grant dates.

In connection with the Pentose merger, the Company adopted the 1999 Supplemental Stock Option Plan (the "1999 Plan") authorizing the granting of both incentive and nonstatutory stock options on 1,000,000 shares of common stock reserved under the plan of which 469,863 options are available for future grants as of December 29, 2001. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant or 110% of the fair market value per share if the optionee owns more than 10% of the total combined voting power of the Company.

Pro forma information regarding net loss and net loss per share for each of the years in the three year period ended December 29, 2001 was determined as if the Company had accounted for its stock options using the fair value method estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                    2001             2000           1999
                                    ----             ----           ----
Volatility                            70%              76%           67%
Expected dividend yield                0%               0%            0%
Risk-free interest rate             4.63%            6.38%          6.0%
Expected life                       5 years          5 years        5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 2001            2000           1999
                                                 ----            ----           ----
   Net loss:
      As reported                            ($23,420,000)   ($14,981,000)  ($37,329,000)
      Pro forma                              ($24,555,000)   ($16,467,000)  ($37,718,000)
   Basic and diluted net loss per share:
      As reported                                  ($1.05)         ($0.75)        ($2.78)
      Pro forma                                    ($1.10)         ($0.83)        ($2.81)

Information as to options for shares of common stock granted for fiscal years 2001, 2000 and 1999 is as follows:

                                                            2001                   2000                   1999
                                                            ----                   ----                   ----

                                                                 Weighted-               Weighted-               Weighted-
                                                                   average                 average                 average
                                                                  exercise                exercise                exercise
                                                       Options       price     Options       price     Options       price
                                                       -------       -----     -------       -----     -------       -----
       Outstanding, beginning of year                 2,632,558      $6.79    2,205,926      $6.01    1,702,975      $7.15
       Granted                                          542,629       6.90    1,159,639       7.19      922,571       3.77
       Exercised                                       (263,773)      3.63     (405,816)      1.48     (162,440)      2.80
       Forfeited                                       (513,931)      7.41     (327,191)      8.86     (257,180)      9.13
                                                      ---------               ---------               ---------

       Outstanding, end of year                       2,397,483       6.95    2,632,558       6.79    2,205,926       6.01
                                                      =========               =========               =========


       Exercisable, end of year                       1,181,768       7.13    1,063,832       6.48    1,044,609       5.05
                                                      =========               =========               =========


       Weighted average fair value of options granted
        during the year                                              $4.26                   $4.79                   $3.50

The following table summarizes the information on stock options outstanding at December 29, 2001:

                                                                  Options Outstanding               Options Exercisable
                                                                  -------------------               -------------------

                                                                         Weighted-
                                                                          average      Weighted-                 Weighted-
      Range of                                                           remaining      average                   average
      exercise                                              Number      contractual    exercise      Number      exercise
      prices                                             outstanding       life          price     Exercisable      price
      ------                                             -----------       ----          -----     -----------      -----
      $0.03                                                   11,092       5.5           $ 0.03         11,092      $ 0.03
      $0.21                                                   15,906       5.9           $ 0.21         13,458      $ 0.21
      $0.62                                                  134,471       7.3           $ 0.62         67,792      $ 0.62
      $2.80 - 3.88                                           156,977       5.1           $ 3.39        138,227      $ 3.33
      $4.78 - 7.00                                           952,544       8.7           $ 6.49        148,663      $ 6.25
      $7.50 - 11.18                                        1,014,669       6.9           $ 8.36        718,668      $ 8.30
      $11.63                                                 101,788       6.5           $11.63         76,341      $11.63
      $17.58                                                  10,036       6.6           $17.58          7,527      $17.58
                                                           ---------                                 ---------
                                                           2,397,483                                 1,181,768
                                                           =========                                 =========

Warrants

At December 29, 2001, the Company had 15,812 outstanding warrants to purchase common stock with exercise prices ranging from $2.80 to $6.14. These warrants expire at various dates between March 2004 and March 2006.

11.    Income Taxes

The Company's deferred tax assets and liabilities were as follows:

                                                   2001            2000
                                                   ----            ----
Deferred tax assets:
    Research and development tax credits      $  2,013,389    $  1,485,954
    Net operating loss carryforward             36,728,859      24,023,702
    Depreciation and amortization                        -         181,801
    ARC sales incentives and other expenses              -         288,646
    Other, net                                   1,266,347       1,382,320
                                              ------------    ------------

       Total deferred tax assets                40,008,595      27,362,423
       Valuation allowance                     (38,044,492)    (25,676,247)
                                              ------------    ------------

Net deferred tax assets                          1,964,103       1,686,176
Deferred tax liabilities                         1,964,103      (1,686,176)
                                              ------------    ------------

                                              $          -    $          -
                                              ============    ============

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                   2001            2000
                                                   ----            ----

Tax at federal statutory rate                        (34.0%)         (34.0%)
State tax, net of federal benefit                       --%             --%
Change in valuation allowance                         39.8%           35.1%
Research and development credits                      (2.2)%          (1.1)%
Other                                                 (3.6%)            --%
                                              ------------    ------------

Provision for taxes                                     --%             --%
                                              ============    ============

At December 29, 2001 and December 30, 2000, a valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowance increased by $12.4 million in fiscal year 2001 and $7.7 million in fiscal year 2000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $85.5 million. At December 29, 2001, the Company has available net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $85.5 million, and has available research and development credit carry-forwards for federal income tax reporting purposes of approximately $2.0 million, which are available to offset future taxable income, if any. These carry-forwards will expire beginning in 2010. Deferred tax assets and related valuation allowance of $0.5 million related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of income tax expense.

The Company experienced a change in ownership during July 1998, which resulted in approximately $22.8 million of the Federal net operating loss being subject to an annual limitation of approximately $7.4 million. In addition, the net operating loss carryforwards of $85.5 million includes $11.5 million from the acquisition of Pentose which is subject to an annual limitation of $2.1 million.

12.  Collaborations

Pall Corporation. On February 19, 1998, the Company and Pall Corporation ("Pall") entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing the Company's pathogen reduction technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood products. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to all the

Company's systems incorporating pathogen reduction technology for red blood cells and platelets. The parties have also agreed to share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. Substantially all of the partner research funding reflected in the consolidated statements of operations is received from Pall. Partner research funding included within other receivables on the consolidated balance sheets at fiscal year end 2001 and 2000 amounts to $0.5 million and $0.6 million, respectively.

Upon execution of the Pall Agreements and at the time of the Company's initial public offering, Pall made equity investments in VITEX totaling $9.0 million. In addition, the Pall Agreements provide that Pall will purchase up to $17.0 million worth of the Company's common stock in installments tied to the achievement of specified development milestones ($10.0 million remaining at December 29, 2001). Such equity investments by Pall will be made at the prevailing market price per share. The Company reached equity milestones in December 2000 and December 1999 and, accordingly, Pall purchased $4.0 million and $3.0 million, respectively, of the Company's common stock at the then market price. Certain of the Pall Agreements may be terminated in certain circumstances including an event of default by either party. As of December 29, 2001, Pall owned approximately 10% of the Company's outstanding shares.

Amersham Pharmacia Biotech. On April 6, 2000, the Company entered into a ten-year worldwide license and distribution agreement with Amersham Pharmacia Biotech ("APBiotech"), the life science business of Nycomed Amersham plc. Under the agreement APBiotech will exclusively market and distribute the Company's INACTINETM pathogen reduction technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. VITEX retains rights for the marketing and distribution of the technology in all other areas including blood components such as red cells, platelets and plasma.

Under the terms of the agreement, the Company received non-refundable up-front payments and milestone payments totaling $1.5 million in fiscal 2000 and could also receive further payments of $1.0 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by APBiotech which incorporate the INACTINETM technology. The Company will provide APBiotech with technical support, training and conduct research and development projects as directed by APBiotech during the ten-year term of the agreement. In accordance with SAB 101, the payments will be recognized from the date of receipt of the payments through the end of the term of the agreement or approximately ten years. For the fiscal year 2001 and 2000, the Company recognized revenue of $0.2 million and $0.1 million from these payments, which is recorded within partner research funding on the consolidated statements of operations. The balance of $1.3 million is reflected as deferred revenue in the consolidated balance sheet as of December 29, 2001.

Plasma Operations

Prior to the divestiture of its Plasma Operations (see Note 3), the Company maintained commercial relationships with two principal customers: Bayer Corporation ("Bayer") and the American National Red Cross (the Red Cross). The Company processed Bayer plasma into intermediate plasma derivatives and returned these products for further manufacturing within Bayer's production facilities. Commercial terms were documented in the 1995 Agreement for Custom Processing (the "Processing Agreement") which, with amendments extended to 2003. This Processing Agreement was assigned to Precision in the Plasma Operations divestiture. In fiscal year 1999, the Company collected a $3.5 million insurance settlement related to a claim for losses incurred during processing of Bayer plasma in fiscal year 1998.

The Company also processed plasma for the Red Cross into virally inactivated transfusion plasma which was marketed by the Red Cross under the brand, PLAS+(R)SD. Commercial terms were documented in the 1997 Supply, Manufacturing, and Distribution Agreement (the "Agreement"). Prior to the divestiture of the Plasma Operations, the Company exercised its rights to terminate the Agreement in June 2001 in order to allow Precision to negotiate a new arrangement.

In fiscal year 1999, the Company recorded a charge of $4.5 million for the estimated costs of a PLAS+(R)SD Sales Incentive Program. The program was terminated early and, in fiscal 2000, the Company recorded a credit of $1.2 million representing unused sales incentives.

Under a previous collaboration agreement, the Red Cross had made a total of $3.0 million non-interest bearing, unsecured advances. The original terms were subsequently amended and the Company discounted the advance to its net present value using an interest rate of 7.75%. As part an amendment to the Agreement in fiscal 2000, certain sales incentives earned by the Red Cross of approximately $0.5 million were added to the outstanding Red Cross advance, increasing the balance to $3.5 million due in 2003. This new balance was discounted to net present value using an interest rate of 8.0%. This resulted in a gain of $.4 million, which was recorded in 2000. The Red Cross advances remain obligations of the Company, subject to a funding guarantee by Precision as described in note 3.

13.  Charge Related to Product Recall

On April 16, 1999, the Company initiated a voluntary recall of certain lots of PLAS+(R)SD, which were found to contain a heightened presence of parvovirus B19. This recall, which was a precautionary measure, was completed on May 12, 1999. In the accompanying consolidated statements of operations for fiscal year 1999, the charge related to product recall of $2.6 million includes the write-off of inventory lots with heightened levels of parvovirus B19, production testing, other direct recall expenses and a reserve for an equitable sharing of recall costs incurred by the Red Cross. Costs associated with idle production facilities during the recall period, in the amount of $0.3 million, are included in cost of sales.

14.  Other Related-Party Transactions

License Agreements

The Company was spun-off from the New York Blood Center, Inc. ("NYBC") in 1995. Under terms of the spin-off, NYBC transferred to the Company various net assets including the Plasma Operations plant in Melville, New York, related operating and product licenses and certain other tangible and intangible assets,. The Company also became the licensee of a portfolio of patents and patent applications held by the NYBC, including those related to the use of the SD viral inactivation technology. In exchange for these net assets, the NYBC received all of the issued and outstanding common stock of the Company. In anticipation of the Plasma Operations divestiture (note 3), the Company terminated the last active license from NYBC, the license to SD viral inactivation technology. Under the license agreements, the Company was required to pay royalties to the NYBC on revenues derived from their use. In fiscal years 2001, 2000 and 1999, total payments to NYBC were $0.7 million, $1.4 million, and $1.7 million, respectively. Also, in fiscal 2000 the Company agreed to financially support NYBC marketing efforts for PLAS+(R)SD and made payments totaling $0.4 million under the agreement.

Other Services

In fiscal years 2000 and 1999, the Company received NYBC payments of $46,000 and $45,000, respectively, for scientific research. These amounts were recorded as partner research funding in the accompanying consolidated statements of operations.

The Company purchased $0.2 million, $0.4 million and $0.8 million of production related materials and supplies from Pall for the fiscal years 2001, 2000 and 1999, respectively.

The Company has an arrangement for scientific consulting services with its Chairman. Under terms of the agreement, the Company paid $0.1 million and $0.03 million in fiscal 2001 and 2000, respectively. During fiscal 2001, the Company purchased $0.1 million in processing services from a company in which the Chairman is an officer and an investor and Ampersand is also an investor.

15.  Supplemental Disclosure of Cash Flow Information

Information on cash paid for interest and non-cash investing and financing activities are as follows:

                                                                           2001             2000              1999
                                                                           ----             ----              ----
Cash paid during the year for interest                                 $  276,000        $1,006,000        $1,022,000

Income taxes paid during the year                                              --            18,000            12,000

Non-cash investing and financing activities:

   Deferral of Red Cross incentive program cost                                --           542,000                --
   Capital lease obligations incurred for purchase of equipment           259,000                --                --

16. Profit Sharing 401(k) Plans

The Company offers 401(k) savings benefits to substantially all employees. Eligible employees may elect to contribute a portion of their wages to the 401(k) plans, subject to certain limitations. The Company provides a discretionary match to employee contributions. Total Company contributions under the plans were $0.1 million, $0.2 million and $0.2 million in fiscal years 2001, 2000 and 1999, respectively.

17. Commitments and Contingencies

Lease Commitments

Future minimum lease payments under non-cancelable operating leases at December 29, 2001 are as follows:

                    2002                          $1,011,000
                    2003                           1,104,000
                    2004                           1,104,000
                    2005                           1,121,000
                    2006                           1,121,000
                    Thereafter                     2,266,000

The Company leases its office facilities and certain equipment under non-cancelable operating leases that expire at various dates through 2009. Rent expense was approximately $1.0 million, $0.9 million and $0.4 million for fiscal year 2001, 2000 and 1999, respectively.

The Company has guaranteed the performance of Precision under capital leases obligations assumed by Precision in the divestiture (see note 3). The aggregate outstanding payments under these leases totaled approximately $0.8 million at December 29, 2001.

Ethanol Usage Tax

        The Company used ethanol within its Plasma Operations as a concentration agent in its plasma fractionation process and in column regeneration for the PLAS+(R)SD process. Ethanol had been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms (the "Bureau") since 1998. The Bureau initiated its review in 2000 and requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax in October 2000 while the review is in process.

        In the event of a determination that the Company is not eligible for tax exemption, the Bureau advised the Company that it would be entitled to a drawback arrangement for alcohol usage. During fiscal year 2001, the Company recovered from the Bureau $2.3 million in drawback claims related to plasma fractionation. The Bureau has disallowed drawback on the PLAS+(R)SD process and the Company is challenging this decision. Due to the uncertainty of securing drawback rights on PLAS+(R)SD, the Company has fully reserved all PLAS+(R)SD-related tax deposits. Management continues to pursue tax-exempt status. In the event the Company is not granted tax exempt status, management believes that retroactive costs, if any, would not be material to the Company's financial condition and results of operations.

        Included in other receivables at December 29, 2001 is $0.5 million representing amounts paid for alcohol excise tax for which the Company has filed or expects to file drawback claims. Approximately $0.3 million was collected subsequent to year end.

18.  Quarterly Financial Data (Unaudited, in thousands, except per share data)

                                                         December        September
Fiscal 2001 Quarter Ended                                29, 2001        29, 2001   June 30, 2001  March 31, 2001
Processing revenues                                      $     --        $  3,419        $  7,584        $  9,625
Partner research funding                                    1,414           1,764           1,493           1,593
                                                         --------        --------        --------        --------

          Net revenues                                      1,414           5,183           9,077          11,218
Gross margin from processing revenues                          --             462           1,968           2,502
Plasma Operations divestiture                               1,987           1,087          (9,875)             --
Net loss                                                   (1,928)         (2,695)        (14,346)         (4,451)
Loss per share:
          Basic and diluted                                ($0.08)         ($0.12)         ($0.64)         ($0.21)
          -----------------                              --------        --------        --------        --------

                                                         December        September
Fiscal 2000 Quarter Ended                                30, 2000        30, 2000   July 1, 2000   April 1, 2000
Processing revenues                                      $  8,477        $  8,434        $  7,734        $ 10,800
ARC incentive program                                          --              --             666             565
Partner research funding                                    1,614             993             967             456
                                                         --------        --------        --------        --------

          Net sales                                        10,091           9,427           9,367          11,821
Gross margin from processing revenues                       1,758           1,390           1,137           4,288
Net loss                                                   (4,661)         (4,963)         (4,789)           (568)
Loss per share:
          Basic and diluted                              ($  0.23)       ($  0.25)       ($  0.24)       ($  0.03)
                                                         --------        --------        --------        --------