Form 10-K/A
period 2001-12-29
V I TECHNOLOGIES INC
filed 2002-04-26
CIK 1040017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                           Commission File No. 0-24241

                             V.I. TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 11-3238476
        ------------------------                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on April 15, 2002 as reported on the Nasdaq National Market, was approximately $66,986,000.

                                   22,745,529
       (Number of shares of common stock outstanding as of April 15, 2002)


                                EXPLANATORY NOTE:

         This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on February 11, 2002 to include the information required to be disclosed by Items 10-13 of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors.

         Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Class I Directors Continuing in Office Until the 2002 Annual Meeting.

     John R. Barr, age 45, joined our company as President, Chief Executive Officer and a director in November 1997. Previously, Mr. Barr served as President of North American Operations at Haemonetics Corporation from 1995 to 1997 where he had responsibility for Haemonetics' blood bank, commercial plasma and blood bank services businesses. He also managed the global manufacturing and North American research and development functions and served as a member of the Board of Directors of Haemonetics. Prior to joining Haemonetics in 1990, he held various positions at Baxter Healthcare Corporation. Mr. Barr has an undergraduate degree in Biomedical Engineering from the University of Pennsylvania and an M.M. from the Kellogg School of Management at Northwestern University.

     Richard A. Charpie, Ph.D., age 50, has served as a director since October 1995. Dr. Charpie served as our Chief Executive Officer from August 1997 to November 1997. He was our Vice President from November 1997 until January 1998. Dr. Charpie has been the managing general partner of Ampersand Ventures, a venture capital firm, and all of its affiliated partnerships ("Ampersand") since he founded Ampersand in 1988 as a spin-off of the venture capital group of PaineWebber Incorporated. Currently, Dr. Charpie serves as a director of TriPath Imaging and of several privately held companies. Dr. Charpie holds an M.S. in Physics and a Ph.D. in Applied Economics and Finance, both from the Massachusetts Institute of Technology.

     Irwin Lerner, age 71, has served as a director since September 1996. He is the former Chairman of the Board of Directors, Chairman of the Executive Committee, President and Chief Executive Officer of Hoffmann-LaRoche Inc., having retired in September 1993 after being an employee of that company for over 31 years. Mr. Lerner is the Chairman of the Board of Directors of Medarex, Inc. and serves as a director on the boards of Humana Inc., Covance Inc. and Inhale Therapeutic Systems, Inc. He has been a member of the Board of Project Hope and has chaired the New Jersey Governor's Council for a Drug-Free Workplace. He served for twelve years on the Board of Pharmaceutical Manufacturers Association (now PhRMA), including chairing the Association's FDA Issues Committee and the PMA Foundation. Mr. Lerner has also served on the Boards of the National Committee for Quality Health Care, the Partnership for New Jersey and the Center for Advanced Biotechnology and Medicine of Rutgers University. He received his B.S. and MBA degrees from Rutgers University, where he is currently the Distinguished Executive-in-Residence at the Graduate School of Management.

Class II Directors Continuing in Office Until the 2003 Annual Meeting

     Jeremy Hayward-Surry, age 59, has served as a director since December 1997. He has been the President of Pall Corporation, a global company operating in the fields of filtration, separations and purification, since July 1994 and a member of its board of directors since April 1993. Mr. Hayward-Surry was also the Treasurer and Chief Financial Officer of Pall from August 1992 until December 1997 and Executive Vice President of Pall from 1992 to July 1994. Mr. Hayward-Surry is a Fellow of the Institute of Chartered Accountants in England and Wales.

     Peter D. Parker, age 51, has served as a director since October 1995. After fourteen years at AMAX, a metals company, Mr. Parker joined Ampersand in 1989 to lead its first specialty materials venture capital partnership, Ampersand Specialty Materials Ventures Limited Partnership. Mr. Parker is a general partner of Ampersand Ventures. He currently serves as a director of Lighting Technologies International and MicroPack Corporation, and as the Chairman of Cyclis Pharmaceuticals, Inc. and Protein Ingredient Technologies. He holds an M.S. in Chemical Metallurgy from Columbia University.

     Damion E. Wicker, M.D., age 41, has served as a director since May 1997. Dr. Wicker is currently a Partner with JPMorgan Partners, formerly Chase Capital Partners, a global partnership providing private equity. Dr. Wicker received a B.S. with honors from the Massachusetts Institute of Technology in 1983, an M.D. from John Hopkins in 1987, and holds an MBA from the Wharton School of the University of Pennsylvania. Prior to joining JPMorgan Partners in 1993,
Dr. Wicker was President of Adams Scientific and held positions with MBW Venture Partners and Alexon, Inc. Dr. Wicker was also a Commonwealth Fund Medical Fellow for the National Institute of Health. Dr. Wicker currently is also a director of Genomic Solutions, Medichem Life Sciences and several privately-held companies.

Class III Directors Continuing in Office Until the 2004 Annual Meeting

     Samuel K. Ackerman, M.D., age 54, has served as a director and Chief Scientific Officer since November 1999. Dr. Ackerman co-founded Pentose Pharmaceuticals, Inc. in June 1995 and served as its President, Chief Executive Officer and director from February 1997 until Pentose's merger with Vitex on November 12, 1999. Dr. Ackerman became Executive Vice President and Chief Scientific Officer of Vitex upon the merger and in September 2000 became Chairman of the Board. He previously served as Vice President, Development and Regulatory Affairs of OraVax, Inc. from December 1993 to January 1997. From May 1986 to November 1993, he was Senior Vice President, Medical and Regulatory Affairs of XOMA Corporation and before that directed the Investigational New Drug Division of the Center for Biologics Evaluation and Research of the Food and Drug Administration. Dr. Ackerman is currently an operating partner of Ampersand Ventures as well as President and Chief Executive Officer of Cyclis Pharmaceuticals, Inc.

     David Tendler, age 64, has served as a director since December 1994. From 1994 until September 2000, he served as Chairman of our Board of Directors. Since September 2000, he has been the Chairman of our Executive Committee. In 1985, Mr. Tendler founded his own international consulting firm, Tendler Beretz LLC, and has since served as its President and Chief Executive Officer. In 1981, he was named Chairman and Chief Executive Officer of Phibro Corporation, which subsequently acquired Salomon Brothers, at which point Mr. Tendler became Co-Chairman and CEO of Phibro-Salomon. He joined Philipp Brothers (the predecessor to Englehard Minerals & Chemicals Corp./Phibro Corp.) in 1960, managed Far Eastern operations for more than seven years, and was promoted to President of Phibro in 1975. He remains active in the private equity and consulting businesses, and in various charitable organizations, including service as a director of BioTechnology General Corporation and a member of the Board of Trustees and the Executive Committee of the New York Blood Center. Mr. Tendler has a B.B.A. from the City University of New York.

     Doros Platika, M.D., age 49, has served as a director since August 2000. Dr. Platika is Chairman of the Board of Curis, Inc., a developer of biotechnology products based on technologies in regenerative medicines. Dr. Platika was previously President and Chief Executive Officer of Curis from February 2000 until September 2001. He was the Chief Executive Officer of Ontogeny, Inc. from July 1996 until Ontogeny's merger into Curis in July 2000. Prior to joining Ontogeny, Dr.

Platika completed residencies in medicine and neurology at Massachusetts General Hospital ("MGH") where he rose to Chief Resident. He completed his post-doctoral study at the Massachusetts Institute of Technology's Whitehead Institute and at MGH in association with Harvard Medical School. Dr. Platika also served on the faculties of Harvard Medical School and of Albert Einstein College of Medicine as head of gene therapy.

     Joseph M. Limber, age 49, has served as a director since February 2001. Mr. Limber is currently the President, Chief Executive Officer and a director of ACLARA BioSciences, Inc., a developer of assay technologies and lab-on-a-chip systems for life science research, and has been with ACLARA since 1998. From 1996 to 1998, Mr. Limber was the President and Chief Operating Officer of Praecis Pharmaceuticals, a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to this position, he served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. Mr. Limber also held management positions in marketing and sales with Syntex Corporation from 1987 to 1992 and with Ciba-Geigy Corporation from 1975 to 1987. Mr. Limber holds a B.A. from Duquesne University.


(b)  Identification of Executive Officers.

 Management

        Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Set forth below is information regarding our current executive officers who are not also Directors of our company:

      Name                       Age                               Position
      ----                       ---                               --------
Thomas T. Higgins                 50        Executive Vice President, Operations and Chief Financial Officer
Bernadette L. Alford, Ph.D.       53        Executive Vice President of Development, Regulatory and Clinical Affairs

     Thomas T. Higgins has served as Chief Financial Officer and Executive Vice President, Operations since June 1998. Prior to joining us, Mr. Higgins was with the Cabot Corporation, a global specialty chemicals company, from 1985 to 1997, most recently as President of Distrigas of Massachusetts Corporation, a subsidiary of the Cabot Corporation. Also in 1997, Mr. Higgins was Executive Vice President and Chief Operating Officer of Cabot's Liquified Natural Gas Division. From 1989 to 1997, Mr. Higgins served the Cabot Corporation in Asia, as Vice President and General Manager of the Pacific Asia Carbon Black Division in Malaysia (1996-1997), managing director in Indonesia (1990-1995) and director of New Ventures in Japan (1989-1990). Previously, Mr. Higgins was with Price Waterhouse. Mr. Higgins holds a B.B.A. from Boston University.

     Bernadette L. Alford, Ph.D. joined us in May 2000 and became Executive Vice President of Development, Regulatory and Clinical Affairs in September 2000. Prior to joining us, Dr. Alford was Vice President, Regulatory Affairs, of Biopure Corporation, a developer, manufacturer and supplier of oxygen therapeutics, where she was responsible for Biopure's regulatory and quality functions between September 1998 and May 2000. From 1994 to 1998 Dr. Alford was Senior Vice President, Product Development at Alexion Pharmaceuticals, Inc. where she was responsible for clinical and regulatory affairs, compliance and validation for the company's immunoregulatory therapeutics. Dr. Alford received a Ph.D. in molecular biology and biochemistry from Texas University and has also received fellowships from the Massachusetts Institute of Technology and Baylor College of Medicine.

 (c) Identification of Certain Significant Employees.

     Not applicable.

(d)  Family Relationships.

         There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

(e)  Business Experience.

         The business experience of our executive officers who also serve as our directors is set forth in Item 10(a) - Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)- Identification of Executive Officers of this Annual Report on Form 10-K/A.

         The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a) of this Annual Report on Form 10-K/A.

(f)  Involvement in Certain Legal Proceedings.

         To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers, and greater than ten percent holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during Fiscal Year 2001 filing requirements under Section 16(a) applicable to our directors, executive officers and ten percent holders were met.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities for fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 to our Chief Executive Officer and to each of the other persons who served as our executive officers at December 29, 2001 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2001 (together being hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                            Annual                                Long-Term
                                                         Compensation                           Compensation
                                                         ------------                           ------------

   ---------------------------------------------------------------------------------------------------------------------
                                                                                      Securities          All Other
   Name and                                                                           Underlying        Compensation
   Principal Position                     Year       Salary($)          Bonus($)      Options (1)          ($) (2)
   ---------------------------------------------------------------------------------------------------------------------
   John R. Barr                           2001         $371,087         $ 81,000          75,000                  -
        President and Chief               2000          361,809          100,000         150,000                  -
        Executive Officer                 1999          324,231          122,500          50,000                  -

   Thomas T. Higgins                      2001          242,230           49,350          50,000                  -
        Executive Vice                    2000          227,956           56,980         100,000                  -
        President, Operations             1999          199,231           64,759          40,000                  -
        and Chief Financial Officer

   Bernadette L. Alford, Ph.D.            2001          237,980           69,300          50,000                  -
        Executive Vice President,         2000(3)       116,667                -         150,000                  -
        Development, Regulatory
        and Clinical Affairs

(1) All stock options in this column were granted under the 1998 Equity Plan which is administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in four equal annual installments on the first four anniversaries of the date of grant, and expire ten years from the date of grant.

(2) Excludes perquisites and other personal benefits, securities or property which, in the aggregate, are less than the lesser of $50,000 or ten percent (10%) of the total of the annual salary and bonus reported for the Named Executive Officer for the year.

(3) Dr. Alford joined us in May 2000 and became Executive Vice President, Development, Regulatory and Clinical Affairs in September 2000. The information shown in this table for 2000 reflects compensation earned by Dr. Alford from May 2000 through December 30, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of options to purchase common stock made to each Named Executive Officer during Fiscal Year 2001.


                                                    Individual Grants
                                    ----------------------------------------------
                                                                                           Potential Realizable Value at
                                                   Percent                                     Assumed Annual Rates
                                Number of         of Total                                           of Stock
                               Securities      Options Granted    Exercise                       Price Appreciation
                               Underlying      to Employees in    or Base                            for Option
                                Options          Fiscal Year       Price         Expiration           Term (4)
  Name                        Granted(#)(1)        2001(2)       ($/Share)        Date (3)      5%($)         10%($)
  ----                        -------------        -------        -------         --------      -----         ------
  John R. Barr                    75,000            13.8%         $6.81            4/5/11      $321,326      $814,303
  Thomas T. Higgins               50,000             9.2%         $6.75            3/8/11      $212,252      $537,888
  Bernadette L. Alford,           50,000             9.2%         $6.75            3/8/11      $212,252      $537,888
  Ph.D.


(1) See Note (1) to the Summary Compensation Table. The options vest in four equal annual installments starting on the first anniversary of the grant date.

(2) Options to purchase an aggregate of 542,629 shares were granted to all our employees and directors in Fiscal Year 2001.

(3) Options expire ten years from grant date unless the individual earlier terminates employment. Upon such termination of employment, all vested options expire 90 days from the termination date.

(4) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     Presented below is information about the number and value of unexercised stock options to purchase our common stock held by each Named Executed Officer as of December 29, 2001. No Named Executive Officers exercised any options in Fiscal Year 2001.


                                                   Number of Securities
                                                       Underlying                Value of Unexercised
                                                      Unexercised                    In-the-Money
                                                       Options at                     Options at
                                                     Fiscal Year-End                Fiscal Year-End
                                                     (#)Exercisable/                ($)Exercisable/
                              Name                    Unexercisable                Unexercisable(1)

                 ---------------------------------------------------------------------------------------------
                 John R. Barr                      430,121/212,500                      -/-
                 Thomas T. Higgins                 170,000/120,000                      -/-
                 Bernadette L. Alford, Ph.D.        37,500/162,500                $8,875 / $26,625

(1) Based on the difference between the option exercise price and the closing price per share of the underlying common stock on the Nasdaq National Market on December 28, 2001, which closing price was $6.15.

COMPENSATION OF DIRECTORS

     Mr. Tendler received $40,000 for his services as Chairman of our Executive Committee during Fiscal Year 2001. Messrs. Hayward-Surry and Lerner and Dr. Platika each received $15,000 for their services as directors. Mr. Limber became a Board member during Fiscal Year 2001 and received $7,500 for his services. Each of these Board members also received $2,000 for each meeting of the Board that they attended. If a committee meeting occurred on days other than when a Board meeting took place, these directors received $1,000 for each committee meeting attended.

     All members of the Board of Directors receive reimbursement of expenses associated with their attendance of meetings of the Board of Directors or of any committee of which they are a member.

     In addition, directors who are not also officers or employees received option grants under the 1998 Director Stock Option Plan, as amended. This plan provides for an automatic grant of options to purchase 15,000 shares of common stock upon initial election to the Board of Directors and an automatic annual grant of options to purchase 2,000 shares of common stock. These grants vest 25 percent on the six-month anniversary of the grant date and then vest 25 percent each on the second, third and fourth year anniversary of the grant date. The term of all options granted under the plan, as amended, is ten years from the date of grant. The exercise price for all options granted under the plan, as amended, is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares.

     Pursuant to the 1998 Director Stock Option Plan, Messrs. Tendler, Parker, Lerner, Limber and Charpie and Drs. Ackerman, Wicker, and Platika each received an automatic annual option grant on December 14, 2001 to purchase 2,000 shares of common stock, at an exercise price of $6.80 per share. Mr. Hayward-Surry is not permitted by his employer to accept option grants and has not received any grants under the 1998 Director Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Messrs. Lerner and Parker and Dr. Wicker. No member of the Compensation Committee has at any time been an officer or employer of our company. None of our executive officers serve as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee. Mr. Parker is a general partner of Ampersand Ventures. Refer to Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND FIVE PERCENT OWNERS

     The following table sets forth certain information with respect to beneficial ownership of our shares of common stock as of April 15, 2002: (i) by each person (or group of affiliated persons) who we know to own beneficially more than five percent of our outstanding shares of common stock; (ii) by each of the Named Executive Officers; (iii) by each of our directors; and (iv) by all of our current directors and executive officers as a group.

     To compute the percentage ownership of any shareholder or group of shareholders in the following table, the total number of shares deemed outstanding includes 22,745,529 shares that were outstanding on April 15, 2002, plus any shares that holder or group of holders could acquire upon exercising any options held by that holder or group of holders that are exercisable on or before June 14, 2002. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                           Number of Shares
Name of Beneficial Owner                Beneficially Owned (1)          Percent of Class
------------------------                ----------------------          ----------------
5% Stockholders
Ampersand Funds(2)                              7,637,363                       33.6%
  55 William Street, Suite 240
  Wellesley, MA 02481
New York Blood Center, Inc.(3)                  2,009,704                        8.8%
  310 East 67th Street
  New York, NY 10021-6295
J.P. Morgan Partners LLC(4)                     1,801,470                        7.9%
  1221 Avenue of the Americas
  New York, NY 10020
Pall Corporation(5)                             2,253,022                        9.9%
  2200 Northern Boulevard
  East Hills, NY 11548
Massachusetts Financial Services                1,212,954                        5.3%
Company (6)
  500 Boylston Street
  Boston, MA 02116
State of Wisconsin Investment Board
  121 East Wilson Street
  Madison, WI 53702                             1,666,667                        7.3%

Named Executive Officers and
Directors
John R. Barr(7)                                   498,871                        2.1%
Thomas T. Higgins(8)                              224,479                          *
Bernadette L. Alford, Ph.D(9)                      75,000                          *
Samuel K. Ackerman, M.D.(10)                      429,637                        1.9%
Richard A. Charpie(11)                          7,653,113                       33.6%
Jeremy Hayward-Surry(12)                        2,253,022                        9.9%
Irwin Lerner(13)                                   33,638                          *
Joseph M. Limber(14)                                4,250                          *
Peter D. Parker(15)                             7,653,113                       33.6%
Doros Platika, M.D.(16)                             4,750                          *
David Tendler(17)                               2,030,954                        8.9%
Damion E. Wicker, M.D.(18)                      1,817,220                        8.0%
                                               ----------                       ----
All current directors and executive            15,024,934                       66.1%
officers as a group (12 persons)(19)

* Indicates less than one percent

(1) Beneficial ownership of common stock is determined in accordance with the rules of the Securities and Exchange Commission, and includes shares for which the holder has sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or which become exercisable on or before June 14, 2002 are deemed to be beneficially owned and outstanding by the person holding such options and, in accordance with the rules of the Securities and Exchange Commission, are included for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Consists of 980,000 shares held by Ampersand 1999 Limited Partnership ("AMP-99"), 20,000 shares held by Ampersand 1999 Companion Fund Limited Partnership ("AMP-99 CF"), 5,029,687 shares held by Ampersand 1995 Limited Partnership ("AMP-95"), 81,782 shares held by Ampersand 1995 Companion Fund Limited Partnership ("AMP-95 CF"), 1,052,342 shares held by Ampersand 1992 Limited Partnership ("AMP-92"), 331,487 shares held by Ampersand 1994 Limited Partnership ("AMP-94") and 142,065 shares held by Ampersand 1994 Companion Fund Limited Partnership ("AMP-94 CF").

      AMP-99 Management Company Limited Liability Company is the general partner of AMP-99 and AMP-99 CF. AMP-95 MCLP LLP is the general partner of AMP-95 Management Company Limited Partnership, which itself is the general partner of both AMP-95 and AMP-95 CF and has voting and investment control over the shares held by those two entities. AMP-92 MCLP LLP is the general partner of AMP-92 Management Company Limited Partnership, which itself is the general partner of AMP-92 and has voting and investment control over the shares held by AMP-92 . AMP-94 MCLP LLP is the general partner of AMP-94 Management Company Limited Partnership, which itself is the general partner of both AMP-94 and AMP-94 CF and has voting and investment control over the shares held by those two entities. The managing members of AMP-99 Management Company Limited Liability Company who share voting and investment control over the shares controlled by AMP-99 Management Company Limited Liability Company are Richard A. Charpie, Peter D. Parker, David
      J. Parker, Stuart A. Auerbach and Charles D. Yie. The partners of AMP-95 MCLP LLP, who share voting and investment control over the shares controlled by AMP-95 MCLP LLP are Richard A. Charpie, Peter D. Parker, David J. Parker, Stuart A. Auerbach and Charles D. Yie. Richard A. Charpie, Peter D. Parker, Stuart A. Auerbach, Charles D. Yie and Robert A. Charpie are the partners of AMP-92 MCLP LLP and AMP-94 MCLP LLP and share voting and investment control over the shares controlled by those entities. Richard A. Charpie is the Principal Managing Member of AMP-99 Management Company Limited Liability Company, and the Managing Partner of AMP-92 MCLP LLP, AMP-95 MCLP LLP, and AMP-94 MCLP LLP. Richard A. Charpie and Peter D. Parker are our directors.

(3) Mr. Tendler, a director, is a member of the Board of Trustees and Executive Committee of the New York Blood Center, Inc. ("NYBC").

(4)   Dr. Wicker, a director, is a partner at J.P. Morgan Partners LLC.

(5) Mr. Hayward-Surry, a director, is the President and a director of Pall Corporation.

(6) Based on the information provided in the Schedule 13G filed by Massachusetts Financial Services Company ("MFS") with the Securities and Exchange Commission on February 12, 2002. MFS has sole voting power over 1,044,204 shares and sole dispositive power over 1,212,954 shares.

(7) Consists of 498,871 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(8) Consists of 6,979 shares and 217,500 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(9) Consists of 75,000 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(10) Consists of 428,637 shares and 1,000 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(11) Consists of shares described in note (2) of which Dr. Charpie may be considered the beneficial owner and 15,750 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002. Dr. Charpie disclaims beneficial ownership of the shares described in note
      (2) except to the extent of his pecuniary interest therein.

(12) Consists of 2,253,022 shares held by Pall Corporation, of which Mr. Hayward-Surry may be considered the beneficial owner. Mr. Hayward-Surry disclaims beneficial ownership of the shares held by Pall Corporation

(13) Consists of 11,180 shares and 22,458 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(14) Consists of 4,250 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(15) Consists of shares described in note (2) of which Mr. Parker may be considered the beneficial owner and 15,750 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002. Mr. Parker disclaims beneficial ownership of the shares described in note
      (2) except to the extent of his pecuniary interest therein.

(16) Consists of 4,750 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

(17) Consists of 2,009,704 held by the NYBC, of which Mr. Tendler may be considered the beneficial owner, 3,500 shares directly owned by Mr. Tendler and 17,750 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002. Mr. Tendler disclaims beneficial ownership of the shares held by NYBC.

(18) Consists of shares held by J.P. Morgan Partners LLC of which Dr. Wicker may be considered the beneficial owner and 15,750 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002. Dr. Wicker disclaims beneficial ownership of shares held by J.P. Morgan Partners LLC except to the extent of his pecuniary interest therein.

(19) Includes 888,829 shares issuable upon the exercise of outstanding options exercisable on or before June 14, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         In February 1998, Pall Corporation ("Pall") and VITEX entered into a series of agreements (the "Pall Agreements") providing for, among other things, collaboration on the development and marketing of systems employing our pathogen reduction technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood components. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to all systems incorporating pathogen reduction technology for red blood cells and platelets. We have also agreed to share with Pall research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. Pall research funding in Fiscal Year 2001 totaled $5.8 million and we purchased production related materials from Pall totaling $0.2 million during the year.

         Upon execution of the Pall Agreements in February 1998 and at the time of our initial public offering, Pall made equity investments in VITEX totaling $9.0 million. In addition, the Pall Agreements provide that Pall will purchase up to $17.0 million worth of our common stock in installments tied to the achievement of specific development milestones ($10.0 million remaining at December 29, 2001). Such equity investments by Pall will be made at the prevailing market price per share. We reached equity milestones in December 2000 and December 1999 and accordingly, Pall purchased $4.0 million and $3.0 million, respectively, of our common stock at the then market price. Mr. Hayward-Surry, one of our directors, is the President and is a member of the Board of Directors of Pall Corporation.

         During Fiscal Year 2001, in anticipation of the Plasma Operations divestiture described below, we terminated our last active technology license from the New York Blood Center ("NYBC"). Prior to termination, we made royalty payments to the NYBC in Fiscal Year 2001 totaling $0.7 million. Mr. Tendler, one of our directors, is a member of the Board of Trustees and the Executive Committee of NYBC.

         As of April 15, 2002, Ampersand Ventures ("Ampersand") owned approximately 34 percent of our outstanding stock, as described in Note 2 to the Security Ownership by Management and Principle Stockholders Table. Messrs. Charpie and Parker and Dr. Ackerman, our directors, are general partners in Ampersand and, in the case of Mr. Charpie, managing general partner, of various Ampersand funds (as more fully described in Note 2 to the Security Ownership by Management and Principle Stockholders Table). As of April 15, 2002,
Messrs. Charpie and Parker may be considered beneficial owners of 33.6 percent of our outstanding stock. Dr. Ackerman owned 1.9 percent of our outstanding stock as of April 15, 2002.

         On August 14, 2001, we completed the divestiture of our Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. ("Precision"), a newly-formed company owned by management of the Plasma Operations and Ampersand. The Plasma Operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The total value of the transaction was approximately $34.0 million, and the net book value of the assets we divested to Precision was $39.1 million.

         We entered into a consulting agreement in October 2000 with Dr. Ackerman, Chairman of our Board of Directors and Chief Scientific Officer. Under the terms of this agreement which renews annually, Dr. Ackerman received a total of $0.1 million for his consulting services in Fiscal Year 2001. During Fiscal Year 2001, we purchased $0.1 million in processing services from a company in which Dr. Ackerman is an officer and an investor and in which Ampersand is also an investor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of April 2002.

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

Signature                                           Title                                                  Date
/s/ John R. Barr                                    President, Chief Executive Officer and                 April 26, 2002
------------------------------                      Director (Principal Executive Officer)
John R. Barr

/s/ Samuel K. Ackerman, M.D.                        Chairman of the Board of Directors                     April 26, 2002
------------------------------
Samuel K. Ackerman, M.D.

/s/ Thomas T. Higgins                               Executive Vice President, Operations,                  April 26, 2002
------------------------------                      (Principal Financial Officer and
Thomas T. Higgins                                   Principal Accounting Officer)

/s/ Richard A. Charpie                              Director                                               April 26, 2002
------------------------------
Richard A. Charpie

/s/ Jeremy Hayward-Surry                            Director                                               April 26, 2002
------------------------------
Jeremy Hayward-Surry

/s/ Irwin Lerner                                    Director                                               April 26, 2002
------------------------------
Irwin Lerner

/s/ Joseph M. Limber                                Director                                               April 26, 2002
------------------------------
Joseph M. Limber

/s/ Peter D. Parker                                 Director                                               April 26, 2002
------------------------------
Peter D. Parker

/s/ Doros Platika, M.D.                             Director                                               April 26, 2002
------------------------------
Doros Platika, M.D.

/s/ David Tendler                                   Director                                               April 26, 2002
------------------------------
David Tendler