Form 10-Q
period 2002-03-30
V I TECHNOLOGIES INC
filed 2002-05-14
CIK 1040017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2002


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___


                           Commission File No. 0-24241


                             V.I. TECHNOLOGIES, INC.
                            -------------------------
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

                Yes (X)                          No ( )

The number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 2002:

             Title of Class                                  Shares Outstanding
       Common Stock, $.01 par value                          22,745,529

                            V. I. TECHNOLOGIES, INC.

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                   PAGE
                                                                                       ----
Item 1.        Financial Statements:

               Condensed consolidated balance sheets at March 30, 2002 and
               December 29, 2001                                                        3

               Condensed consolidated statements of operations for the
               thirteen weeks ended March 30, 2002 and March 31, 2001                   4

               Condensed consolidated statements of cash flows for the
               thirteen weeks ended March 30, 2002 and March 31, 2001                   5

               Notes to condensed consolidated financial statements                     6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                            9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk              14

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                        14


SIGNATURES                                                                             15

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            V. I. TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share and per share data)

                                                                                   March 30, 2002         December 29, 2001
                                                                                    (Unaudited)               (Audited)
                                                                                    -----------              ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents                                                     $    20,237              $     21,949
      Short-term investments                                                              1,093                     3,332
      Other receivables, net                                                              1,770                     3,255
      Prepaid expenses and other current assets                                             930                       778
                                                                                    -----------              ------------

           Total current assets                                                          24,030                    29,314

Property, plant and equipment, net                                                        5,347                     4,303
Goodwill                                                                                    325                       325
Intangibles, net                                                                          3,153                     3,215
Other assets, net                                                                         6,170                     6,073
                                                                                    -----------              ------------

           Total assets                                                             $    39,025              $     43,230
                                                                                    ===========              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations                                          253                       254
      Accounts payable and accrued expenses                                               5,250                     5,544
      Deferred revenue                                                                      153                       153
                                                                                    -----------              ------------

           Total current liabilities                                                      5,656                     5,951

Capital lease obligations, less current portion                                              94                       159
Advances from customer                                                                    3,288                     3,225
Deferred revenue                                                                          1,068                     1,107
                                                                                    -----------              ------------

           Total liabilities                                                             10,106                    10,442
                                                                                    -----------              ------------

Stockholders' equity:
      Preferred stock, par value $.01 per share; authorized
         1,000,000 shares; no shares issued and outstanding                                   -                         -
      Common stock, par value $.01 per share; authorized 45,000,000 shares;
         issued and outstanding 22,745,529 at March 30, 2002 and
         22,730,316 at December 29, 2001                                                    227                       227
      Additional paid-in-capital                                                        141,436                   141,355
      Accumulated deficit                                                              (112,744)                 (108,794)
                                                                                    -----------              ------------
           Total stockholders' equity                                                    28,919                    32,788
                                                                                    -----------              ------------

           Total liabilities and stockholders' equity                               $    39,025              $     43,230
                                                                                    ===========              ============

               The accompanying notes are an integral part of the condensed consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except for per share data)
                                   (Unaudited)

                                                                                           Thirteen Weeks Ended
                                                                                    March 30, 2002       March 31, 2001
                                                                                   ----------------     ----------------
Revenues:
         Processing revenue                                                             $         -           $    9,625
         Partner research funding                                                             1,961                1,593
                                                                                   ----------------     ----------------
                 Net revenues                                                                 1,961               11,218

Costs and expenses:
         Cost of sales                                                                            -                7,123
         Research and development costs                                                       4,832                6,263
         Selling, general and administrative expenses                                         1,220                2,209
                                                                                   ----------------     ----------------
                 Total operating costs and expenses                                           6,052               15,595
                                                                                   ----------------     ----------------

Loss from operations                                                                         (4,091)              (4,377)

Interest income (expense), net                                                                  141                  (74)
                                                                                   ----------------     ----------------

Net loss                                                                                $    (3,950)          $   (4,451)
                                                                                   ================     ================

Basic and diluted net loss per share                                                    $     (0.17)          $    (0.21)
                                                                                   ================     ================

Weighted average shares used in calculation of
basic and diluted net loss per share                                                         22,740               21,350


             The accompanying notes are an integral part of the condensed consolidated financial statements

                            V. I. TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Thirteen Weeks Ended
                                                                                           March 30,        March 31,
                                                                                             2002             2001
                                                                                      ----------------------------------
Cash flows from operating activities:
    Net loss                                                                          $      (3,950)     $        (4,451)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                            283                1,211
       Accretion of discount on long-term receivables                                           (99)                   -
       Loss on write-off of equipment                                                             -                   64
       Net accretion of interest on advances from customers                                      63                   58
    Changes in operating accounts:
       Trade receivables                                                                          -                 (509)
       Other receivables, net                                                                 1,485                 (727)
       Inventory                                                                                  -                 (165)
       Prepaid expenses and other current assets                                               (152)                (144)
       Accounts payable and accrued expenses                                                   (294)                (415)
       Deferred revenue                                                                         (39)                 (38)
       Due to related parties                                                                     -                  256
                                                                                      -------------      ---------------

Net cash used in operating activities                                                        (2,703)              (4,860)
                                                                                      -------------      ---------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                               (1,263)                (714)
    Proceeds from maturity of short-term investments                                          2,239                    -
                                                                                      -------------      ---------------

Net cash provided by (used in) investing activities                                             976                 (714)
                                                                                      -------------      ---------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                                                   81               10,141
    Principal repayment of long-term debt                                                         -                 (672)
    Principal repayment of capital lease obligations                                            (66)                (453)
                                                                                      -------------      ---------------

Net cash provided by financing activities                                                        15                9,016
                                                                                      -------------      ---------------

Net increase (decrease) in cash and cash equivalents                                         (1,712)               3,442

Cash and cash equivalents at beginning of year                                               21,949                7,768
                                                                                      -------------      ---------------

Cash and cash equivalents at end of period                                            $      20,237      $        11,210
                                                                                      =============      ===============

           The accompanying notes are an integral part of the condensed consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of V.I. Technologies, Inc. (the "Company" or "VITEX") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

Presentation of Fiscal Years

         For presentation purposes, the year ending December 28, 2002 and the year ended December 29, 2001 are referred to as fiscal years 2002 and 2001, respectively.

Revenue Recognition

         Partner research funding revenue, primarily from Pall Corporation, a shareholder, is recorded when the associated research activities are performed.

         Processing revenue from the Company's Plasma Operations was recognized in the period in which the related services were rendered and upon satisfaction of certain quality control requirements. These revenues were not subject to repayment or future performance obligations. The Plasma Operations were divested in August 2001 (See Note 3).

Research and Development

         All research and development costs are charged to operations as incurred.

Net Loss Per Share

         Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents in the computation would be anti-dilutive. The dilutive effect of common stock equivalents for thirteen weeks ended March 30, 2002 and March 31, 2001, had they been included in the computation, would have been approximately 215,000 and 364,000, respectively.

Adoption of Accounting Pronouncements

         On the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Company's financial condition or results of operations resulting from the implementation of SFAS
144. The Company also implemented Statement of Financial Accounting Standards No. 142 (See Note 2).


2.        Goodwill and Other Intangible Assets

          The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on the first day of fiscal 2002. The Company's intangible assets on that date consisted of goodwill (workforce) of $0.3 million and core technology of $3.2 million. The Company has completed the transitional impairment test and has designated the fourth quarter, after the budgeting cycle, for its annual review of impairment.

          In accordance with SFAS 142, goodwill is no longer amortized. Previously, goodwill was amortized over five years. Had the Company accounted for goodwill under SFAS 142 in the first quarter of fiscal 2001, its net loss per share would not have changed and its net loss would have been reported as follows, in thousands:

                                                    Quarter Ended
                                                    March 31, 2001
                                                    --------------

               Reported net loss                       $(4,451)
               Add back: goodwill amortization              27
                                                       -------
               Adjusted net loss                       $(4,424)
                                                       -------

          Core technology is amortized over its estimated useful life of fifteen years. It was recorded at March 30, 2002 at gross carrying value of $3.7 million less accumulated amortization of $0.6 million. Amortization expense in the first quarter was $60,000 and, in each of the next five years, is estimated to be approximately $240,000 per annum.


3.        Plasma Operations Divestiture

          In August 2001, the Company divested its Plasma Operations which were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was approximately $34.0 million and the Company recorded a loss of $6.8 million on the divestiture.

          The purchaser, Precision Pharma Services, Inc. ("Precision"), retained a $3.0 million holdback payable to the Company on the second anniversary of the divestiture, subject to indemnification obligations of the Company. The holdback is recorded at its current net present value of $2.8 million in "Other assets, net" in the condensed consolidated balance sheet at March 30, 2002.

          Advances from customer represents a $3.5 million continuing obligation of the Company which Precision is required to fund at maturity in 2003. This guaranty from Precision is recorded at current net present value of $3.3 million and is also included in "Other assets, net" in the condensed consolidated balance sheet at March 30, 2002.

          Unpaid divestiture costs of $1.1 million at March 30, 2002 are included in "Accounts payable and accrued expenses" in the condensed consolidated balance sheet. The Company has guaranteed performance under capital and operating leases assumed by Precision with total outstanding payments of approximately $0.4 million at March 30, 2002.

4.       Ethanol Usage

            The Company used ethanol within its Plasma Operations as a concentration agent in its plasma fractionation process and in column regeneration for the transfusion plasma process. Ethanol had been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms (the "Bureau") since 1998. The Bureau initiated its review in 2000 and requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax in October 2000 while the review was in process.

            In the event of a determination that the Company is not eligible for tax exemption, the Bureau advised the Company that it would be entitled to a drawback arrangement for alcohol usage. To date, the Company has recovered $2.6 million in drawback claims from the Bureau related to plasma fractionation. The Bureau has disallowed drawback on the transfusion plasma process and the Company is challenging this decision. Due to the uncertainty of securing drawback rights on transfusion plasma, the Company has fully reserved all related tax deposits. Management continues to pursue tax-exempt status. In the event the Company is not granted tax exempt status, management believes that retroactive costs, if any, would not be material to the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer of innovative biotechnology products designed to improve the safety of the world's blood supply. We have designed our proprietary INACTINE(TM) technology to inactivate a wide range of known and as yet unknown viruses, bacteria, lymphocytes and parasites from red blood cells while preserving the therapeutic properties of the red blood cells. The INACTINE(TM) system has also demonstrated the ability to remove in a highly efficient fashion prions that may cause "Mad Cow Disease" in cows and the human form of the disease, variant Creutzfeldt-Jakob Disease ("vCJD"). Our lead product candidate, INACTINE(TM) red blood cell system for pathogen reduction, is expected to soon enter Phase III clinical trials. We are designing our INACTINE(TM) system to work with existing red blood cell bag and collection systems and to be easily integrated into the blood banking infrastructure.

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

         In order to accelerate product development and commercialization of our INACTINE(TM) technology, we are actively engaged in a strategic alliances with Pall Corporation for the development and commercialization of the INACTINE(TM) red cell system. We also have a contract development and manufacturing agreement with Haemonetics Corporation and a collaboration with Amersham Pharmacia Biotech.

         In collaboration with Oxford University, we are developing a diagnostic test for pathogenic prions using aptamer technology. In their pathogenic form, prions are the agents that cause Mad Cow Disease in cows and vCJD in humans, which is 100% fatal and for which no therapy or diagnostic currently exists.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, the application of which involve estimates, assumptions and management judgments. Our actual results could differ from these estimates. The accounting policies most critical to the preparation of our consolidated financial statements include the following:

Research and Development Revenue and Cost Recognition

         Research and development costs are charged to operations as incurred. Partner research funding is recognized in revenue when eligible research costs are incurred.

         Research and development milestone payments from collaborators are deferred upon receipt and amortized into revenue over the life of the related agreements.

Long-Lived Assets

         Long lived assets are recorded at cost. We assess the recoverability of these assets whenever events or changes in circumstances indicate that asset carrying amounts are in question. Factors which could trigger an impairment review include significant changes in our intended use of the assets, in the strategy of our overall business or R&D programs, or information concerning our ability to recover long-term receivables from Precision. Our impairment review measures undiscounted future cash flows from the asset in comparison with carrying value and, where necessary, a provision is recorded to write-off the excess asset carrying value over the fair value of the asset.

Contingencies

     Contingencies, such as our dispute with the Bureau of Alcohol, Tobacco and Firearms (the "Bureau") discussed in Note 4 to the condensed consolidated financial statements, are addressed by reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss. This process is repeated in each reporting period as circumstances evolve.


RESULTS OF OPERATIONS

Net revenues

     Partner research funding, principally from Pall Corporation, increased by $0.4 million or 23% to $2.0 million for the first quarter of fiscal 2002 versus the prior year quarter. The increase is due to expanded development efforts on the INACTINE(TM) red blood cell program.

     Processing revenue for the first quarter of fiscal 2001 was related to the Plasma Operations which we divested in August 2001.

Cost of Sales

     Cost of sales for the thirteen weeks ended March 31, 2001 was also related to our Plasma Operations which we divested in August 2001.

Research and Development

     Research and development costs decreased $1.4 million or 23% for the thirteen weeks ended March 30, 2002 to $4.8 million. This reflects the offsetting effects of increased spending in the INACTINE(TM) red cell program, discontinuation of research on plasma programs following the August 2001 divestiture of the Plasma Operations and lower spending levels in the affinity purification program.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by $1.0 million or 45% to $1.2 million in the first quarter of fiscal 2002 versus the comparative prior year period. The reduction reflects lower administrative staffing levels required for our current operations.

Interest income, net

     Net interest income of $0.1 million was generated in the current quarter versus net interest expense of $0.1 million for the first quarter of fiscal 2001. The change is due to higher current cash balances and lower term debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed operations through sale of common stock, issuance of long-term debt and capital lease financing arrangements. Research and development funding is provided by Pall Corporation under a collaboration agreement.

         At March 30, 2002, we had working capital of $18.4 million, including cash and short-term investments of $21.3 million, in comparison with working capital of $23.4 million, including cash and short-term investments of $25.3 million at December 29, 2001. Our cash balances are invested for safety of principal and liquidity. They are held in money market funds and in portfolios of investment grade corporate and U.S. government securities.

         During the first quarter of 2002, our cash and short-term investments position decreased by $4.0 million primarily reflecting operating losses and changes in working capital of $2.7 million and investments in property, plant and equipment of $1.3 million.

         Under our collaborative agreement with Pall Corporation, Pall is obligated to make investments in our common stock at market price according to a series of milestone events. We will be entitled to receive the next milestone investment in the amount of $4.0 million shortly after enrolling the first patient in the Phase III clinical trials for red blood cells.

         We believe that a combination of our cash and short-term investments, our research and development funding by Pall Corporation and the upcoming equity milestones from Pall Corporation will be sufficient to meet our cash requirements during this fiscal year.

PRO FORMA RESULTS OF OPERATIONS

          The following unaudited pro forma statements of operations are based on our historical consolidated financial statements after giving effect to the divestiture of our Plasma Operations as if the sale had occurred on the first day of fiscal year 2001. In deriving these unaudited pro forma statements, we eliminated revenues, cost of sales, research and development expenses, sales and marketing costs and interest expense associated with the Plasma Operations from the historical financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of our operations that actually would have resulted had the divestiture occurred on the first fiscal day of 2001, or the future results of operations.

                                                                                       Thirteen Weeks Ended
                                                                                March 30, 2002       March 31, 2001
                                                                               ----------------     ----------------
Partner research funding                                                             $    1,961            $   1,593
                                                                               ----------------     ----------------
Costs and expenses:
      Research and development costs                                                      4,832                5,339
      General and administrative expenses                                                 1,220                1,879
                                                                               ----------------     ----------------
Total operating costs and expenses                                                        6,052                7,218
                                                                               ----------------     ----------------

Loss from operations                                                                     (4,091)              (5,625)

Interest income, net                                                                        141                   65
                                                                               ----------------     ----------------

Net loss                                                                             $   (3,950)           $  (5,560)
                                                                               ================     ================

Basic and diluted net loss per share                                                 $    (0.17)           $   (0.26)
                                                                               ================     ================

Weighted average shares used in
basic and diluted net loss per share                                                     22,740               21,350



Net revenues

          Partner research funding, principally from Pall Corporation, increased by $0.4 million or 23% to $2.0 million for the first quarter of fiscal 2002 versus the prior year quarter. The increase is due to expanded development efforts on the INACTINE(TM) red blood cell program.

Research and Development

          Research and development costs decreased $0.5 million or 9% for the thirteen weeks ended March 30, 2002 to $4.8 million. This reflects the offsetting effects of increased spending in the INACTINE(TM) red cell program and lower spending levels in the affinity purification program during the current quarter.

General and Administrative Expenses

         General and administrative expenses were lower in the first quarter of fiscal 2002 at $1.2 million versus $1.9 in the first quarter of fiscal 2001 due to decreased staffing.

Interest income, net

         Net interest income for the first quarter of fiscal 2002 was $0.1 million higher than the prior year comparative quarter due to higher cash balances.

FORWARD-LOOKING STATEMENTS

         This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

  .  anticipated clinical trial timelines or results;

  .  anticipated research and product development results;

  .  projected regulatory timelines;

  . descriptions of plans or objectives of management for future operations, products or services;

  .  forecasts of future economic performance; and

  . descriptions or assumptions underlying or relating to any of the above items.

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "opportunity", "plan", "potential", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could" or "may". Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report and in more detail in our Annual Report on Form 10-K. You should review carefully the risks and uncertainties identified in this report. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash and short-term investment balances in money market funds with portfolios of investment grade corporate and U.S. government securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.


PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits.

              None.

      (b)     Reports on Form 8-K.

              None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     V.I. TECHNOLOGIES, INC.
                                                     (Registrant)


Date:    May 14, 2002                                /s/ John R. Barr
         ------------                                ---------------------------
                                                     John R. Barr
                                                     President and Chief
                                                     Executive Officer


Date:    May 14, 2002                                /s/ Thomas T. Higgins
         ------------                                ---------------------------
                                                     Thomas T. Higgins
                                                     Executive Vice President,
                                                     Operations and Chief
                                                     Financial Officer