Form 10-Q
period 2002-06-29
V I TECHNOLOGIES INC
filed 2002-08-13
CIK 1040017

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 29, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

                             Yes [X]        No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 2002:

          Title of Class                                Shares Outstanding
   Common Stock, $.01 par value                              22,751,764

                            V. I. TECHNOLOGIES, INC.

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Consolidated balance sheets at June 29, 2002 and                           3
                December 29, 2001

                Consolidated statements of operations for the thirteen and                 4
                twenty-six weeks ended June 29, 2002 and June 30, 2001

                Consolidated statements of cash flows for the twenty-six                   5
                weeks ended June 29, 2002 and June 30, 2001

                Notes to consolidated financial statements                                6-8

Item 2.         Management's Discussion and Analysis of                                   9-13
                Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                14

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                       15

Item 6.         Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                                16

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            V. I. TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                  JUNE 29, 2002         DECEMBER 29, 2001
                                                                                   (UNAUDITED)              (AUDITED)
                                                                               ------------------       -----------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                  $           15,322       $          21,949
    Short-term investments                                                                      -                   3,332
    Other receivables, net                                                                  1,743                   3,255
    Prepaid expenses and other current assets                                                 838                     778
                                                                               ------------------       -----------------
         Total current assets                                                              17,903                  29,314

Property, plant and equipment, net                                                          5,211                   4,303
Goodwill                                                                                      325                     325
Intangibles, net                                                                            3,091                   3,215
Other assets, net                                                                           6,267                   6,073
                                                                               ------------------       -----------------
         Total assets                                                          $           32,797       $          43,230
                                                                               ==================       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations                               $              241       $             254
    Accounts payable                                                                        1,244                   1,537
    Accrued expenses                                                                        3,296                   4,007
    Deferred revenue                                                                          153                     153
                                                                               ------------------       -----------------
         Total current liabilities                                                          4,934                   5,951

Capital lease obligations, less current portion                                                37                     159
Advances from customer                                                                      3,352                   3,225
Deferred revenue                                                                            1,030                   1,107
                                                                               ------------------       -----------------
         Total liabilities                                                                  9,353                  10,442
                                                                               ------------------       -----------------

Stockholders' equity:
    Preferred stock, par value $.01 per share; authorized
     1,000,000 shares; no shares issued and outstanding                                         -                       -
    Common stock, par value $.01 per share; authorized 45,000,000 shares; issued and outstanding 22,751,764 at June 29, 2002
     and 22,730,316 at December 29, 2001                                                      228                     227
    Additional paid-in-capital                                                            141,451                 141,355
    Accumulated deficit                                                                  (118,235)               (108,794)
                                                                               ------------------       -----------------
         Total stockholders' equity                                                        23,444                  32,788
                                                                               ------------------       -----------------

         Total liabilities and stockholders' equity                            $           32,797       $          43,230
                                                                               ==================       =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                         JUNE 29,        JUNE 30,           JUNE 29,      JUNE 30,
                                                           2002            2001               2002          2001
                                                         --------       ---------           --------      ---------
Revenues:
      Partner research funding                           $  1,878       $   1,493           $  3,839      $   3,086
      Processing revenue                                        -           7,584                  -         17,210
                                                         --------       ---------           --------      ---------
      Net revenues                                          1,878           9,077              3,839         20,296

Costs and expenses:
      Research and development costs                        6,333           5,346             11,165         11,594
      Cost of sales                                             -           5,616                  -         12,739
      Selling, general and administrative expenses          1,163           2,527              2,383          4,750
                                                         --------       ---------           --------      ---------
Total operating costs and expenses                          7,496          13,489             13,548         29,083
                                                         --------       ---------           --------      ---------

Loss from operations                                       (5,618)         (4,412)            (9,709)        (8,787)

Plasma Operations impairment (Note 3)                           -          (9,875)                 -         (9,875)

Interest (expense) income, net                                126             (59)               268           (135)
                                                         --------       ---------           --------      ---------

Net loss                                                 $ (5,492)      $ (14,346)          $ (9,441)     $ (18,797)
                                                         ========       =========           ========      =========

Basic and diluted net loss per share                     $  (0.24)      $   (0.64)          $  (0.42)     $   (0.86)
                                                         ========       =========           ========      =========

Weighted average shares used in calculation of
basic and diluted net loss per share                       22,746          22,524             22,743         21,937

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              TWENTY-SIX WEEKS ENDED
                                                                               JUNE 29,      JUNE 30,
                                                                                 2002          2001
                                                                              ---------     ---------
Cash flows from operating activities:
    Net loss                                                                  $  (9,441)    $ (18,797)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Plasma Operations impairment (Note 3)                                          -         9,875
       Depreciation and amortization                                                555         2,406
       Accretion of discount on long-term receivables                              (198)            -
       Loss on write-off of equipment                                                 -            66
       Net accretion of interest on advances from customers                         127           127
    Changes in operating accounts:
       Trade receivables                                                              -         1,720
       Other receivables, net                                                     1,512        (1,022)
       Inventory                                                                      -           116
       Prepaid expenses and other current assets                                    (56)          245
       Accounts payable                                                            (293)         (348)
       Accrued expenses                                                            (711)       (1,267)
       Deferred revenue                                                             (77)          (62)
       Due to related parties                                                         -           130
                                                                              ---------     ---------
Net cash used in operating activities                                            (8,582)       (6,811)
                                                                              ---------     ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                   (1,339)       (1,177)
    Proceeds from maturity of short-term investments                              3,332             -
                                                                              ---------     ---------

Net cash provided by (used in) investing activities                               1,993        (1,177)
                                                                              ---------     ---------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                       97        10,543
    Principal repayment of long-term debt                                             -          (672)
    Principal repayment of capital lease obligations                               (135)         (881)
                                                                              ---------     ---------

Net cash provided by (used in) financing activities                                 (38)        8,990
                                                                              ---------     ---------

Net increase (decrease) in cash and cash equivalents                             (6,627)        1,002

Cash and cash equivalents at beginning of year                                   21,949         7,768
                                                                              ---------     ---------

Cash and cash equivalents at end of period                                    $  15,322     $   8,770
                                                                              =========     =========

Supplemental disclosures of cash flow information
 Capital lease obligations incurred for purchase of equipment                 $       -     $     259

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            V. I. TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the "Company" or "Vitex") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

Presentation of Fiscal Years

         For presentation purposes, the year ending December 28, 2002 and the year ended December 29, 2001 are referred to as fiscal years 2002 and 2001, respectively.

Revenue Recognition

         Partner research funding revenue, primarily from Pall Corporation, a shareholder, is recorded on an estimated basis when eligible research activities are performed.

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

Net Loss Per Share

         Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 166,000 and 203,000 for the thirteen and twenty-six weeks ended June 29, 2002 and 567,000 and 412,000 for the comparable periods ended June 30, 2001.

Other receivables, net

         Other receivables, net includes amounts owing from Pall Corporation of $1.7 million and $0.5 million at June 29, 2002 and December 29, 2001, respectively.

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

2.       GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on the first day of fiscal 2002. The Company's intangible assets on that date consisted of goodwill (workforce) of $0.3 million and core technology of $3.2 million. The Company completed the transitional impairment test and designated the fourth quarter for its annual review of impairment.

         In accordance with SFAS 142, goodwill is no longer amortized. Previously, goodwill was amortized over five years. Had the Company accounted for goodwill under SFAS 142 on the first day of fiscal 2001, its net loss per share and its net loss would have been reported for the quarter and year-to-date period as follows, in thousands for other than per share data:

                                                   Quarter            Year-to-date period
                                              ended June 30, 2001     ended June 30, 2001
                                              -------------------     -------------------
      Reported net loss                       $     (14,346)          $       (18,797)
      Add back: goodwill amortization                    27                        54
                                              -------------------     -------------------
      Adjusted net loss                       $     (14,319)          $       (18,743)
                                              -------------------     -------------------

      Reported net loss per share             $       (0.64)          $         (0.86)
      Add back: goodwill amortization                     -                       .01
                                              -------------------     -------------------
      Adjusted net loss per share             $       (0.64)          $         (0.85)
                                              -------------------     -------------------

         Core technology is amortized over its estimated useful life of fifteen years. At June 29, 2002 core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.6 million. Amortization expense was $62,000 and $124,000 for the thirteen and twenty-six week periods ended June 29, 2002 and June 30, 2001. In each of the next five years, it is estimated to be approximately $247,000 per annum.

3.       PLASMA OPERATIONS DIVESTITURE

         In August 2001, the Company divested its Plasma Operations which were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company's previously reported processing revenues. The total value of the transaction was approximately $34.0 million and the Company initially recorded an impairment loss of $9.9 million which was subsequently adjusted to $6.8 million upon receipt of contingent consideration and other adjustments.

         The purchaser, Precision Pharma Services, Inc. ("Precision"), retained a $3.0 million holdback payable to the Company on the second anniversary of the divestiture, subject to indemnification obligations of the Company. The holdback is recorded at its current net present value of $2.8 million in "Other assets, net" in the consolidated balance sheet at June 29, 2002.

         Advances from customer represent a $3.5 million continuing obligation of the Company which Precision is required to fund at maturity in 2003. This guaranty from Precision is recorded at current net present value of $3.4 million and is also included in "Other assets, net" in the consolidated balance sheet at June 29, 2002.

         Unpaid divestiture costs of $0.7 million at June 29, 2002 are included in "Accrued expenses" in the consolidated balance sheet. The Company has guaranteed performance under capital and operating leases assumed by Precision with total outstanding payments of approximately $0.3 million at June 29, 2002.

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

5.       SUBSEQUENT EVENT - MODIFICATION OF PALL COLLABORATION

         On August 6, 2002, the Company and Pall Corporation ("Pall") modified their collaboration on the INACTINE(TM) red cell pathogen inactivation program to permit the addition of new distribution partners to advance commercialization of the program. Vitex acquired worldwide distribution rights previously held by Pall and will have a one-year period in which to negotiate new partnership agreements. At the end of the one-year period, Pall will have the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINE(TM) treatment of red cells.

         Under the modified collaboration, Pall will continue to fund the upcoming equity milestone investment of $4.0 million upon initiation of Phase III clinical trials prior to December 31, 2002 and will make available to the Company a one-year revolving credit facility of $5.0 million secured by liens on certain of the Company's assets. Vitex will assume R&D funding responsibility for the program unless Pall exercises its option to reacquire marketing rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer of innovative biotechnology products designed to improve the safety of the world's blood supply. We have designed our proprietary INACTINE(TM) technology to inactivate a wide range of known and as yet unknown viruses, bacteria, lymphocytes and parasites from red blood cells while preserving the therapeutic properties of the red blood cells. The INACTINE(TM) system has also demonstrated the ability to remove, in a highly efficient fashion, prions that may cause "Mad Cow Disease" in cows and the human form of the disease, variant Creutzfeldt-Jakob Disease ("vCJD"). Our lead product candidate, INACTINE(TM) red blood cell system for pathogen reduction, has received FDA approval to initiate Phase III clinical trials.

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

         In order to accelerate product development and commercialization of our INACTINE(TM) technology, we are actively engaged in a strategic alliance with Pall Corporation for the development and commercialization of the INACTINE(TM) red cell system as further discussed below under "Recent Developments". We also have a contract development and manufacturing agreement with Haemonetics Corporation and a collaboration with Amersham Pharmacia Biotech.

         In collaboration with Oxford University, we are developing a diagnostic test for pathogenic prions using aptamer technology. In their pathogenic form, prions are the agents that cause Mad Cow Disease in cows and vCJD in humans, which is 100% fatal and for which no therapy or diagnostic currently exists.

RECENT DEVELOPMENTS

         On August 6, 2002, we and Pall Corporation modified our collaboration on the INACTINE(TM) red cell pathogen inactivation program to permit the addition of new distribution partners to advance commercialization of the program. We acquired worldwide distribution rights previously held by Pall and will have a one-year period in which to negotiate new partnership agreements. At the end of the one-year period, Pall will have the option to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINE(TM) treatment of red cells.

         Under the modified collaboration, Pall will continue to fund the upcoming equity milestone investment of $4.0 million due upon initiation of Phase III clinical trials prior to December 31, 2002 and will make available to us a one-year revolving credit facility of $5.0 million secured by a lien on certain of our assets. Going forward, we will assume R&D funding responsibility for the program unless Pall exercises its option to reacquire marketing rights.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, the application of which involves estimates, assumptions and management judgments. Our actual results could differ from these estimates. The accounting policies most critical to the preparation of our consolidated financial statements include the following:

Research and Development Revenue and Cost Recognition

         Research and development costs are charged to operations as incurred. Partner research funding is recognized in revenue on an estimated basis when eligible research activities are performed.

         Research and development milestone payments from collaborators are deferred upon receipt and amortized into revenue over the life of the related agreements.

Long-Lived Assets

         Long-lived assets are recorded at cost. We assess the recoverability of these assets whenever events or changes in circumstances indicate that asset carrying amounts are in question. Factors which could trigger an impairment review include significant changes in our intended use of the assets, in the strategy of our overall business or R&D programs, or information concerning our ability to recover long-term receivables from Precision. Our impairment review measures undiscounted future cash flows from the asset in comparison with carrying value and, where necessary, a provision is recorded to write-off the excess asset carrying value over the fair value of the asset.

Contingencies

         Contingencies, such as our dispute with the Bureau of Alcohol, Tobacco and Firearms (the "Bureau") discussed in Note 4 to the consolidated financial statements, are addressed by reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss. This process is repeated in each reporting period as circumstances evolve.

RESULTS OF OPERATIONS

Net Revenues

         Partner research funding, principally from Pall Corporation, increased by $0.4 million or 26% to $1.9 million for the quarter ended June 29, 2002 in comparison with the second quarter of 2001. For the twenty-six weeks ended June 29, 2002, partner research funding increased $0.8 million or 24% to $3.8 million versus $3.1 million for the prior year period. The increases reflect expanded development efforts within the INACTINE(TM) red blood cell program.

         As discussed under "Recent Developments" above, we will assume responsibility for funding the INACTINE(TM) research and development program going forward.

         Processing revenue for the thirteen and twenty-six week periods ending June 30, 2001 was related to the Plasma Operations which we divested in August 2001.

Cost of Sales

         Cost of sales for the periods ended June 30, 2001 were also related to our Plasma Operations which we divested in August 2001.

Research and Development

         Research and development costs of $6.3 million for the thirteen weeks ended June 30, 2002 increased $1.0 million or 18% from the comparative period in the prior year. The increase was attributable to the INACTINE(TM) red cell pathogen inactivation program where spending in the quarter included a non-recurring $1.0 million royalty prepayment in connection with initiating an engineering services and commercialization agreement. We have engaged an engineering firm to develop an automated delivery system for the INACTINE(TM) red cell program. The agreement provides a worldwide exclusive license for use of a proven proprietary fluid management technology in the field of pathogen inactivation. Also, we received regulatory approval to begin pivotal Phase III clinical trials for the INACTINE(TM) red cell program during the second quarter of 2002. We expect an increase in research and development spending in future quarters as we move forward with these trials.

         For the twenty-six weeks ended June 29, 2002, research and development costs decreased $0.4 million or 4% to $11.2 million compared to the twenty-six weeks ended June 30, 2001. These costs reflected the offsetting effects of increased spending in the red cell program and the discontinuation of research on plasma programs following the August 2001 divestiture of the Plasma Operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $1.4 million or 54% to $1.2 million in the second fiscal quarter of 2002 versus the prior year period and decreased from $4.8 million to $2.4 million in the twenty-six weeks ended June 29, 2002 versus June 30, 2001. These decreases reflect lower administrative staffing levels required for the present scope of our operations.

Plasma Operations Impairment

         In anticipation of the divestiture of the Plasma Operations, we recorded an asset impairment charge of $9.9 million to write down the net assets of this business to net realizable value as of June 30, 2001. The divestiture was completed in August 2001.

Interest Income, net

         Net interest income of $0.1 million and $0.3 million was earned in the thirteen and twenty-six weeks ended June 29, 2002 respectively, versus net interest expense of $0.1 million for both of the comparative prior year periods. Differences were due to higher current cash balances and lower term debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed operations through sale of common stock, issuance of long-term debt, capital lease financing arrangements, and research and development funding.

         At June 29, 2002, we had working capital of $13.0 million, including cash and cash equivalents of $15.3 million, in comparison with working capital of $23.4 million, including cash and short-term investments of $25.3 million at December 29, 2001. Our cash balances are invested for safety of principal and liquidity in money market funds and in portfolios of investment grade corporate and U.S. government securities.

         During the twenty-six weeks ended June 29, 2002, our cash and short-term investments position decreased by $10.0 million primarily reflecting operating losses and changes in working capital of $8.6 million and investments in property, plant and equipment of $1.3 million.

         As discussed under "Recent Developments" above, Pall Corporation is obligated to make a $4.0 million investment in our common stock at market price shortly after we enroll the first patient in the Phase III clinical trials for red blood cells providing the event occurs prior to this year end. The enrollment is now projected to occur late in the third quartr of 2002. In addition, Pall has made available to us a revolving credit facility in the amount of $5.0 million.

         We believe that a combination of our cash and cash equivalents, the upcoming equity milestones from Pall Corporation and the revolving credit facility will be sufficient to meet our cash requirements during this fiscal year.

PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma statements of operations are based on our historical consolidated financial statements after giving effect to the divestiture of our Plasma Operations as if the sale had occurred on the first day of fiscal year 2001. In deriving these unaudited pro forma statements, we eliminated revenues, cost of sales, research and development expenses, sales and marketing costs and interest expense associated with the Plasma Operations from the historical financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have been reported had the divestiture occurred on the first fiscal day of 2001, or of the future results of operations.

                                                               THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                                         JUNE 29, 2002      JUNE 30, 2001      JUNE 29, 2002      JUNE 30, 2001
                                                         -------------      -------------      -------------      -------------
Partner research funding                                 $       1,878      $       1,493      $       3,839      $       3,086
                                                         -------------      -------------      -------------      -------------

Costs and expenses:
      Research and development costs                             6,333              4,774             11,165             10,112
      General and administrative expenses                        1,163              2,554              2,383              4,433
                                                         -------------      -------------      -------------      -------------
Total operating costs and expenses                               7,496              7,328             13,548             14,545
                                                         -------------      -------------      -------------      -------------

Loss from operations                                            (5,618)            (5,835)            (9,709)           (11,459)

Interest income, net                                               126                 85                268                150
                                                         -------------      -------------      -------------      -------------

Net loss                                                 $      (5,492)     $      (5,750)     $      (9,441)     $     (11,309)
                                                         =============      =============      =============      =============

Basic and diluted net loss per share                     $       (0.24)     $       (0.26)     $       (0.42)     $       (0.52)
                                                         =============      =============      =============      =============
Weighted average shares used in calculation of
 basic and diluted net loss per share                           22,746             22,524             22,743             21,937

Net Revenues

         Partner research funding, principally from Pall Corporation, increased by $0.4 million or 26% to $1.9 million for the quarter ended June 29, 2002 in comparison with the second quarter of 2001. Partner research funding increased $0.8 million or 24% to $3.8 million for the twenty-six weeks ended June 29, 2002 versus $3.1 million for the prior year period. These increases are due primarily to expanded development efforts within the INACTINE(TM) red blood cell program.

         As discussed under "Recent Developments" above, we will assume responsibility for funding the INACTINE(TM) research and development program going forward.

Research and Development

         Research and development costs of $6.3 million for the thirteen weeks ended June 30, 2002 increased $1.6 million or 33% from the comparative period in the prior year. The increase was attributable to the INACTINE(TM) red cell pathogen inactivation program where spending in the quarter included a $1.0 million royalty prepayment in connection with initiating an engineering services and commercialization agreement. We have engaged an engineering firm to develop an automated delivery system for the INACTINE(TM) red cell program. The agreement provides a worldwide exclusive license for use of a proven proprietary fluid management technology in the field of pathogen inactivation. Also, we received regulatory approval to begin pivotal Phase III clinical trials for the INACTINE(TM) red cell program during the second quarter of 2002. We expect an increase in research and development spending in future quarters as we move forward with these trials.

         For the twenty-six weeks ended June 29, 2002, research and development costs increased $1.1 million or 10% to $11.2 million compared to the twenty-six weeks ended June 30, 2001. These costs reflected the effects of increased spending in the red cell program.

General and Administrative Expenses

         General and administrative expenses decreased $1.4 million or 54% in the second fiscal quarter of 2002 to $1.2 million versus the second fiscal quarter of 2001. General and administrative expenses also decreased $2.1 million or 46% to $2.4 million in the twenty-six weeks ended June 29, 2002 versus the prior year comparative period. The reduction reflects lower staffing levels subsequent to the divestiture of the Plasma Operations.

Interest Income, net

         Net interest income for the second quarter of fiscal 2002 and fiscal 2001 was consistent at $0.1 million. Net interest income for the twenty-six weeks ended June 29, 2002 and June 30, 2001 was $0.3 million and $0.2 million, respectively. The change for the twenty-six week period is due to higher current cash balances and lower interest expense due to repayment of capital lease obligations.

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

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "estimate", "expect", "project", "intend", "opportunity", "plan", "potential", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could" or "may". Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and in more detail in our Annual Report on Form 10-K. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 17, 2002 the Company held its Annual Meeting of Stockholders. The following matters were approved at that meeting:

         1.   The election of Mr. John R. Barr, Mr. Irwin Lerner and Dr. Richard
              A. Charpie as Class I Directors to serve until the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified. There were 13,679,239 shares of common stock voted for the election of Mr. Barr, Mr. Lerner and Dr. Charpie and 664,362 shares of common stock withheld. In addition, the terms in office of Dr. Samuel K. Ackerman, Mr. David Tendler, Dr. Doros Platika, Mr. Joseph Limber, Mr. Jeremy Hayward-Surry, Mr. Peter D. Parker and Dr. Damion E. Wicker continued after the meeting.

         2. An amendment to the Company's 1998 Employee Stock Purchase Plan which increased the maximum number of shares of the Company's common stock reserved for issuance under the 1998 Employee Stock Purchase Plan from 89,445 to 200,000. There were 14,124,841 shares of common stock voted for such amendment, 78,550 shares of common stock voted against such amendment and 140,210 shares of common stock abstained from the vote.

         3. An amendment to the Company's 1998 Equity Incentive Plan which increased the maximum number of shares of the Company's common stock for which awards may be granted under the 1998 Equity Incentive Plan from 3,000,000 shares to 4,000,000 shares. There were 12,797,304 shares of common stock voted for such amendment, 1,405,825 shares of common stock voted against such amendment and 140,472 shares of common stock abstained from the vote.

         4. The ratification of the appointment of KPMG LLP as the Company's independent accountants for the current fiscal year. There were 14,314,401 shares of common stock voted for such amendment, 27,150 shares of common stock voted against such amendment and 2,050 shares of common stock abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         10.42    Marketing Rights, Development, Royalty, Revolving Credit and
                  Security Agreement between Pall Corporation and V.I.
                  Technologies, Inc. dated August 6, 2002.*
         10.43    Amendment No. 1 dated August 6, 2002 to Stock Purchase
                  Agreement dated February 19, 1998 by and between V.I.
                  Technologies, Inc. and Pall Corporation.*
         99       Certification of Periodic Financial Report.

         (b)      Reports on Form 8-K

                  None.

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

                                           V.I. TECHNOLOGIES, INC.
                                           -----------------------
                                           (Registrant)


Date:  August 13, 2002                     /s/ John R. Barr
                                           ---------------------
                                           John R. Barr
                                           President and Chief Executive Officer


Date:  August 13, 2002                     /s/ Thomas T. Higgins
                                           ---------------------
                                           Thomas T. Higgins
                                           Executive Vice President, Operations
                                           and Chief Financial Officer

EXHIBIT INDEX

10.42 Marketing Rights, Development, Royalty, Revolving Credit and Security Agreement between Pall Corporation and V.I. Technologies, Inc. dated August 6, 2002.*
10.43 Amendment No. 1 dated August 6, 2002 to Stock Purchase Agreement dated February 19, 1998 by and between V.I. Technologies, Inc. and Pall Corporation. *

99       Certification of Periodic Financial Report.

      * Confidential portions were omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.