Form 10-Q
period 2002-09-28
V I TECHNOLOGIES INC
filed 2002-11-12
CIK 1040017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-24241

V.I. TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

134 Coolidge Avenue, Watertown, Massachusetts 02472
(Address of principal executive offices)(Zip code)

Registrant’s telephone number, including area code: (617) 926-1551

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2002:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	22,771,821

V. I. TECHNOLOGIES, INC.

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V. I. TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 28, 2002	December 29, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,083	$21,949
Short-term investments	—	3,332
Other receivables, net	6,297	3,255
Prepaid expenses and other current assets	682	778

Total current assets	21,062	29,314
Property and equipment, net	5,040	4,303
Goodwill	325	325
Intangibles, net	3,029	3,215
Other assets, net	75	6,073

Total assets	$29,531	$43,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$210	$254
Accounts payable	1,692	1,537
Accrued expenses	3,082	4,007
Deferred revenue	153	153
Revolving credit facility	2,500	—
Advances from customer	3,415	—

Total current liabilities	11,052	5,951
Capital lease obligations, less current portion	—	159
Advances from customer	—	3,225
Deferred revenue	992	1,107

Total liabilities	12,044	10,442

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 45,000,000 shares; issued and outstanding 22,751,764 at September 28, 2002 and 22,730,316 at December 29, 2001	228	227
Additional paid-in-capital	141,451	141,355
Accumulated deficit	(124,192)	(108,794)

Total stockholders’ equity	17,487	32,788

Total liabilities and stockholders’ equity	$29,531	$43,230

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues:
Partner research funding	$182	$1,764	$4,020	$4,850
Processing revenue	—	3,419	—	20,628

Net revenues	182	5,183	4,020	25,478

Costs and expenses:
Research and development costs	5,255	4,316	16,420	15,910
Selling, general and administrative expenses	1,301	1,793	3,684	6,539
Cost of sales	—	2,957	—	15,697

Total operating costs and expenses	6,556	9,066	20,104	38,146

Loss from operations	(6,374)	(3,883)	(16,084)	(12,668)
Plasma Operations divestiture	331	1,087	331	(8,788)
Interest income (expense), net	86	101	355	(35)

Net loss	$(5,957)	$(2,695)	$(15,398)	$(21,491)

Basic and diluted net loss per share	$(0.26)	$(0.12)	$(0.68)	$(0.97)

Weighted average shares used in calculation of basic and diluted net loss per share	22,752	22,681	22,746	22,185

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net loss	$(15,398)	$(21,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Plasma Operations divestiture	(331)	8,788
Depreciation and amortization	797	3,082
Accretion of discount on long-term receivables	(297)	(17)
Net accretion of interest on advances from customers	191	160
Changes in operating accounts:
Trade receivables	—	2,704
Other receivables, net	3,247	(804)
Inventory	—	(33)
Prepaid expenses and other current assets	96	303
Accounts payable and accrued expenses	(439)	(2,631)
Deferred revenue	(115)	(107)
Due to related parties	—	(120)

Net cash used in operating activities	(12,249)	(10,166)

Cash flows from investing activities:
Additions to property and equipment	(1,343)	(1,306)
Proceeds from Plasma Operations divestiture	—	25,000
Proceeds from maturity of short-term investments	3,332	—

Net cash provided by investing activities	1,989	23,694

Cash flows from financing activities:
Net proceeds from issuance of common stock	97	10,962
Net proceeds from revolving credit facility	2,500	—
Principal repayment of long-term debt	—	(2,688)
Principal repayment of capital lease obligations	(203)	(1,130)

Net cash provided by financing activities	2,394	7,144

Net increase (decrease) in cash and cash equivalents	(7,866)	20,672
Cash and cash equivalents at beginning of year	21,949	7,768

Cash and cash equivalents at end of period	$14,083	$28,440

Supplemental disclosures of cash flow information
Capital lease obligations incurred for purchase of equipment	$—	$259

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

Presentation of Fiscal Years

For presentation purposes, the year ending December 28, 2002 and the year ended December 29, 2001 are referred to as fiscal year 2002 and fiscal year 2001, respectively.

Revenue Recognition

Partner research funding revenue, primarily from Pall Corporation, a shareholder, is recorded on an estimated basis when eligible research activities are performed (see Note 4).

Processing revenue from the Company’s Plasma Operations was recognized in the period in which the related services were rendered and upon satisfaction of certain quality control requirements. These revenues were not subject to repayment or future performance obligations. The Plasma Operations were divested in August 2001 (see Note 3).

Research and Development

All research and development costs are charged to operations as incurred.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents in the computation would be anti-dilutive. The common stock equivalents, had they been included in the diluted net loss computation, would have increased the number of shares by approximately 114,000 and 167,000 for the thirteen and thirty-nine weeks ended September 28, 2002 and 606,000 and 467,000 for the comparable periods ended September 29, 2001.

Other Receivables, Net

Other receivables, net at December 29, 2001 includes $0.5 million due from Pall Corporation.

Adoption of Accounting Pronouncements

On the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the Company’s financial condition or results of operations resulting from the implementation of SFAS 144.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement on the first day of fiscal 2003 will have a material impact on its operations.

The Company also implemented Statement of Financial Accounting Standards No. 142 (see Note 2 below).

2.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on the first day of fiscal 2002. The Company’s intangible assets on that date consisted of goodwill (workforce) of $0.3 million and core technology of $3.2 million. The Company completed the transitional impairment test and designated the fourth quarter for its annual review of impairment.

In accordance with SFAS 142, goodwill is no longer amortized. Previously, goodwill was amortized over five years. Had the Company accounted for goodwill under SFAS 142 on the first day of fiscal 2001, its net loss per share and its net loss would have been reported for the quarter and year-to-date period as follows, in thousands for other than per share data:

	Thirteen weeks ended September 29, 2001	Thirty-nine weeks ended September 29, 2001
Reported net loss	$(2,695)	$(21,491)
Add back: goodwill amortization	27	81

Adjusted net loss	$(2,668)	$(21,410)

Reported and adjusted net loss per share	$(0.12)	$(0.97)

Core technology is amortized over its estimated useful life of fifteen years. At September 28, 2002 core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.7 million. Amortization expense was $62,000 and $186,000 for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001. In each of the next five years, amortization expense is estimated to be approximately $247,000 per annum.

3.    Plasma Operations Divestiture

In August 2001, the Company divested its Plasma Operations which were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company’s previously reported processing revenues. The total value of the transaction was approximately $34.0 million. The Company recorded an impairment loss of $8.8 million for the thirty-nine weeks ended September 29, 2001, which was subsequently adjusted to $6.8 million for the year ended December 29, 2001, upon receipt of contingent consideration and other adjustments. The Company recorded a credit of $0.3 million in the third quarter of fiscal 2002 due to the settlement of certain liabilities below recorded amounts.

The purchaser, Precision Pharma Services, Inc. (“Precision”), retained a $3.0 million holdback payable to the Company in August 2003, subject to indemnification obligations of the Company. The holdback is recorded at its current net present value of $2.9 million and included in Other receivables, net in the consolidated balance sheet at September 28, 2002 and in Other assets, net at December 29, 2001.

Advances from customer represent a $3.5 million continuing obligation of the Company which Precision is required to fund at maturity in 2003. This guaranty from Precision is recorded at current net present value of $3.4 million and included in Other receivables, net in the consolidated balance sheet at September 28, 2002 and in Other assets, net at December 29, 2001.

Unpaid divestiture costs of $0.2 million at September 28, 2002 are included in Accrued expenses in the consolidated balance sheet. The Company has guaranteed performance under capital and operating leases assumed by Precision with total outstanding payments of approximately $0.3 million at September 28, 2002.

4.    Modification of Pall Collaboration

On August 6, 2002, the Company and Pall Corporation (“Pall”) modified their collaboration on the INACTINETM Pathogen Reduction System for red cells program to permit the addition of new distribution partners to advance commercialization of the program. Vitex acquired worldwide distribution rights previously held by Pall and will have a one-year period in which to negotiate new partnership agreements. At the end of the one-year period, Pall will have the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINETM treatment of red cells. Vitex has assumed research and development funding responsibility for the program unless Pall exercises its option to reacquire marketing rights.

Under the modified collaboration, Pall is required to make an equity milestone investment of $4.0 million upon initiation of Phase III clinical trials prior to December 31, 2002 and has also made available to the Company a one-year revolving credit facility of $5.0 million secured by liens on certain of the Company’s assets. At September 28, 2002, $2.5 million was outstanding under the credit facility at an interest rate of 6.75% (prime plus 2%). The outstanding balance was repaid subsequent to quarter end.

5.    Ethanol Usage

The Company used ethanol within its Plasma Operations as a concentration agent in its plasma fractionation process and in column regeneration for the transfusion plasma process. Ethanol had been purchased by the Company on the assumption that it is entitled to tax-exempt status based on operations and usage in manufacturing. An application to formalize tax-exempt status has been pending before the U.S. Bureau of Alcohol, Tobacco and Firearms (the “Bureau”) since 1998. The Bureau initiated its review in 2000 and requested the Company to pay ethanol excise tax until a determination is made. On advice of counsel, the Company commenced paying the excise tax in October 2000 while the review was in process.

In the event of a determination that the Company is not eligible for tax exemption, the Bureau advised the Company that it would be entitled to a drawback arrangement for alcohol usage. To date, the Company has fully recovered drawback claims from the Bureau related to plasma fractionation. However, the Bureau has disallowed drawback on the transfusion plasma process and the Company is challenging this decision. Due to the uncertainty of securing drawback rights on transfusion plasma, the Company has fully reserved all related tax deposits. Management continues to pursue tax-exempt status. In the event the Company is not granted tax-exempt status, management believes that retroactive costs, if any, would not be material to the Company’s financial condition and results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading developer of innovative biotechnology products designed to improve the safety of the world’s blood supply. We have designed our proprietary INACTINETM Pathogen Reduction System for red cells (the “INACTINETM system”) to inactivate a wide range of known and as yet unknown viruses, bacteria, lymphocytes and parasites from red blood cells while preserving the therapeutic properties of the red blood cells. The INACTINETM system has also demonstrated the ability to remove, in a highly efficient fashion, prions that may cause “Mad Cow Disease” in cows and the human form of the disease, variant Creutzfeldt-Jakob Disease (“vCJD”). Our lead product candidate, the INACTINETM system, has received FDA approval to initiate Phase III clinical trials.

We are designing our INACTINETM system to work with existing red blood cell bag and collection systems and to be easily integrated into the blood banking infrastructure.

Blood safety and availability remain a significant concern as new pathogens are discovered and the demand for blood products continues to increase. To reduce the risk of contamination of the blood supply with pathogens, blood banks currently screen donors using detailed questionnaires and screen the donated blood for five known pathogens. Although these safety measures have increased the safety of blood products overall, the risk of transmitting known and unknown pathogens remains. Our goal is to diminish this risk with our INACTINETM system.

In order to accelerate product development and commercialization of our INACTINETM system, we are actively engaged in discussions with potential distribution partners and have a strategic relationship with Pall Corporation. We also have a contract development and manufacturing agreement with Haemonetics Corporation and a collaboration with Amersham Pharmacia Biotech.

In collaboration with Oxford University, we are developing a diagnostic test for pathogenic prions using aptamer technology. In their pathogenic form, prions are the agents that cause Mad Cow Disease in cows and vCJD in humans, which is 100% fatal and for which no therapy or diagnostic currently exists.

RECENT DEVELOPMENTS

On August 6, 2002, we and Pall Corporation modified our collaboration on the INACTINETM system to permit the addition of new distribution partners to advance commercialization of the program. We acquired worldwide distribution rights previously held by Pall and will have a one-year period in which to negotiate new partnership agreements. At the end of the one-year period, Pall will have the option to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINETM treatment of red cells. We have assumed research and development funding responsibility for the program unless Pall exercises its option to reacquire marketing rights.

Under the modified collaboration, Pall is required to make an equity milestone investment of $4.0 million in the Company’s common stock due upon initiation of Phase III clinical trials prior to December 31, 2002 and has also made available to us a one-year revolving credit facility of $5.0 million secured by a lien on certain of our assets.

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

Research and Development Revenue and Cost Recognition

Research and development costs are charged to operations as incurred. Partner research funding is recognized as revenue on an estimated basis when eligible research activities are performed.

Research and development milestone payments from collaborators are deferred upon receipt and amortized into revenue over the life of the related agreements.

Long-Lived Assets

Long-lived assets are recorded at cost and amortized over the estimated useful life of the asset. We assess the recoverability of these assets whenever events or changes in circumstances indicate that asset carrying amounts are in question. Factors which could trigger an impairment review include significant changes in our intended use of the assets or in the strategy of our overall business or research and development programs. Our impairment review measures undiscounted future cash flows from the asset in comparison with carrying value and, where necessary, a provision is recorded to write-off the excess asset carrying value over the fair value of the asset.

Contingencies

Contingencies, such as our dispute with the Bureau of Alcohol, Tobacco and Firearms discussed in Note 5 to the consolidated financial statements, are addressed by reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss. This process is repeated n each reporting period as circumstances evolve.

RESULTS OF OPERATIONS

Net Revenues

Partner research funding, principally from Pall Corporation, decreased by $1.6 million to $0.2 million for the quarter ended September 28, 2002 in comparison with the third quarter of 2001. Partner research funding decreased $0.8 million or 17% to $4.0 million for the thirty-nine weeks ended September 28, 2002 versus $4.9 million for the prior year period. The decrease is due to our assumed responsibility of funding for the INACTINETM red cell program following the August 2002 modifications to our Pall collaboration. See “Recent Developments” above.

Processing revenue for the thirteen and thirty-nine week periods ending September 29, 2001 was related to the Plasma Operations which we divested in August 2001.

Cost of Sales

Cost of sales for the periods ended September 29, 2001 was related to our Plasma Operations which we divested in August 2001.

Research and Development

Research and development costs of $5.3 million for the quarter ended September 28, 2002 increased $0.9 million or 22% from the comparative period in the prior year. The increase was attributable to the development costs of the INACTINETMPathogen Reduction System for red cells. Also, we received regulatory approval to begin pivotal Phase III clinical trials for the INACTINETM system during the second quarter of 2002 and expect an increase in research and development spending in future quarters as we move forward with these trials.

For the thirty-nine weeks ended September 28, 2002, research and development costs increased $0.5 million or 3% to $16.4 million compared to the thirty-nine weeks ended September 29, 2001. This increase relates to the red cell program and encompasses a non-recurring $1.0 million royalty prepayment in 2002 in connection with engineering services, increased development costs of the INACTINETM system, and the offsetting effects of discontinuation of plasma research following the August 2001 divestiture of the Plasma Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million or 27% to $1.3 million in the third fiscal quarter of 2002 versus the prior year period and decreased $2.9 million or 44% to $3.7 million in the three quarters ended September 28, 2002 versus the same period ended September 29, 2001. These decreases reflect lower administrative staffing levels required for the present scope of our operations.

Plasma Operations Impairment

In anticipation of the divestiture of the Plasma Operations, we recorded an asset impairment charge of $9.9 million as of June 30, 2001 representing an estimate of loss on the divestiture transaction. The provision was adjusted to $8.8 million in the third quarter of fiscal 2001 when asset and liability balances as of the transaction date were known. A credit corresponding to the reduction in the impairment provision of $1.1 million was recorded in the consolidated statements of operations in the thirteen week period ended September 29, 2001. The impairment provision was subsequently adjusted to $6.8 million for the year ended December 29, 2001, upon receipt of contingent consideration and other adjustments. In the third quarter of 2002, a credit of $0.3 million was recorded to reflect the settlement of certain liabilities below recorded amounts.

Interest Income, Net

Net interest income was $0.1 million for the quarter ended September 28, 2002 and September 29, 2001. Net interest income of $0.4 million was earned in the three quarters ended September 28, 2002 versus net interest expense of $0.04 million for the prior year period. The difference was due to higher average cash balances and lower average term debt obligations during 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through the sale of common stock, issuance of long-term debt, capital lease financing arrangements and research and development funding.

At September 28, 2002, we had working capital of $10.0 million, including cash and cash equivalents of $14.1 million, in comparison with working capital of $23.4 million, including cash and short-term investments of $25.3 million at December 29, 2001. Our cash balances are invested for safety of principal and liquidity in money market funds and in portfolios of investment grade corporate and U.S. government securities.

During the thirty-nine weeks ended September 28, 2002, our cash and short-term investments position decreased by $11.2 million primarily reflecting operating losses and changes in working capital of $12.2 million and investments in property and equipment of $1.3 million, offset by borrowings of $2.5 million under the Pall Corporation revolving credit facility.

Pall Corporation is required to make a $4.0 million investment in our common stock at market price shortly after we enroll the first patient in the Phase III clinical trials for red blood cells providing the event occurs prior to this year end. Enrollment is projected to occur in the fourth quarter of 2002. Also, Pall has made available to us a revolving credit facility in the total amount of $5.0 million.

We are pursuing several alternative funding strategies with the goal of increasing the resources available to our research and development and INACTINE™ commercialization efforts. These strategies, if executed, could have an effect on our available cash resources, future operating results, financial condition and per share results. We believe that our present cash balances and the upcoming equity milestone investment and revolving credit facility from Pall Corporation, are sufficient to meet our cash requirements during this fiscal year and through mid-year 2003. New funding strategies, if successfully executed, will provide liquidity beyond that point.

PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma statements of operations are based on our historical consolidated financial statements after giving effect to the divestiture of our Plasma Operations as if the sale had occurred on the first day of fiscal year 2001. In deriving these unaudited pro forma statements, we eliminated revenues, cost of sales, research and development expenses, sales and marketing costs, divestiture adjustments and interest expense associated with the Plasma Operations from the historical financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have been reported had the divestiture occurred on the first fiscal day of 2001, or of the future results of operations.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Partner research funding	$182	$1,764	$4,020	$4,850

Costs and expenses:
Research and development costs	5,255	4,265	16,420	14,378
General and administrative expenses	1,301	1,691	3,684	6,124

Total operating costs and expenses	6,556	5,956	20,104	20,502

Loss from operations	(6,374)	(4,192)	(16,084)	(15,652)
Interest income, net	86	148	355	298

Net loss	$(6,288)	$(4,044)	$(15,729)	$(15,354)

Basic and diluted net loss per share	$(0.28)	$(0.18)	$(0.69)	$(0.69)

Weighted average shares used in calculation of basic and diluted net loss per share	22,752	22,681	22,746	22,185

Net Revenues

Partner research funding, principally from Pall Corporation, decreased by $1.6 million to $0.2 million for the quarter ended September 28, 2002 in comparison with the third quarter of 2001. Partner research funding decreased 17% to $4.0 million for the thirty-nine weeks ended September 28, 2002 versus $4.9 million for the prior year period. The decrease is due to our assumed responsibility of funding for the INACTINETM red cell program following the August 2002 modifications to our Pall collaboration. See “Recent Developments” above.

Research and Development

Research and development costs of $5.3 million for the thirteen weeks ended September 28, 2002 increased $1.0 million or 23% from the comparative period in the prior year. The increase was attributable to the development costs of the INACTINETM red cell system. Also, we received regulatory approval to begin pivotal Phase III clinical trials for the INACTINETM Pathogen Reduction System for red cells during the second quarter of 2002 and expect an increase in research and development spending in future quarters as we move forward with these trials.

For the thirty-nine weeks ended September 28, 2002, research and development costs increased $2.0 million or 14% to $16.4 million compared to the thirty-nine weeks ended September 29, 2001. This relates to the red cell program and includes a non-recurring $1.0 million royalty prepayment in 2002 in connection with engineering services and increased development costs of the INACTINETM system.

General and Administrative Expenses

General and administrative expenses decreased $0.4 million or 23% to $1.3 million in the third fiscal quarter of 2002 versus the prior year period and decreased by $2.4 million or 40% to $3.7 million in the thirty-nine weeks ended September 28, 2002 versus the same period ended September 29, 2001. These decreases reflect lower administrative staffing levels required for the present scope of our operations.

Interest Income, Net

Net interest income for the third quarter of fiscal 2002 and fiscal 2001 was $0.1 million. Net interest income for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 was $0.4 million and $0.3 million, respectively. The change for the thirty-nine week period is due to higher average cash balances for the thirty-nine weeks ended September 28, 2002 and lower interest expense due to repayment of capital lease obligations.

FORWARD-LOOKING STATEMENTS

This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•	forecasts of future funding resources;

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results;

•	projected regulatory timelines;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties, including:

•
our ability to successfully complete pre-clinical and clinical development of our products, which includes enrolling sufficient patients in our clinical trials and demonstrating the safety and effectiveness of our product candidates in such trials;

•	our ability to manufacture sufficient amounts of our products for clinical trials and commercialization activities;

•	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products;

•
the content and timing of submissions to and decisions made by the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and effectiveness of our product candidates;

•	our ability to attract marketing partners and the success of their selling efforts;

•	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products; and

•	our ability to obtain reimbursement for our products from third-party payers, and the extent of such coverage.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash and short-term investment balances in money market funds with portfolios of investment grade corporate and U.S. government securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. — OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

We adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on the first day of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill is no longer amortized. Previously, we amortized goodwill over five years.

We completed the transitional goodwill impairment test as of December 29, 2001 and no impairment was indicated. We have designated the fourth quarter for our annual review of impairment.

We believe that all audited financial statements incorporated by reference into our registration statements are fairly presented, in all material respects without transitional disclosure. Accordingly, we present in this quarterly report, net loss before goodwill amortization and related per share amounts for fiscal years 1999, 2000 and 2001, as follows (in thousands, except per share amounts):

		Year Ended
	January 1, 2000	December 30, 2000	December 29, 2001
Reported net loss	$(37,329)	$(14,981)	$(23,420)
Add back: goodwill amortization	15	108	108

Adjusted net loss	$(37,314)	$(14,873)	$(23,312)

Basic and diluted net loss per share, as reported	$(2.78)	$(0.75)	$(1.05)
Add back: goodwill amortization	—	0.01	—

Adjusted basic and diluted net loss per share	$(2.78)	$(0.74)	$(1.05)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Section 906 certification of periodic financial report of V.I. Technologies, Inc. by Chief Executive Officer

99.2	Section 906 certification of periodic financial report of V.I. Technologies, Inc. by Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 8, 2002 reporting the modification of its partnership with Pall Corporation for the INACTINETM Pathogen Reduction System for red cells.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: November 11, 2002	/s/ JOHN R. BARR
John R. Barr
President and Chief Executive Officer

Date: November 11, 2002	/s/ THOMAS T. HIGGINS
Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

CERTIFICATIONS

I, John R. Barr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of V.I. Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ JOHN R. BARR
John R. Barr Chief Executive Officer

I, Thomas T. Higgins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of V.I. Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) ; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ THOMAS T. HIGGINS
Thomas T. Higgins Chief Financial Officer

EXHIBIT INDEX

99.1	Section 906 certification of periodic financial report by Chief Executive Officer

99.2	Section 906 certification of periodic financial report by Chief Financial Officer