Form 10-K/A
period 2001-12-29
V I TECHNOLOGIES INC
filed 2003-02-19
CIK 1040017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on February 12, 2003 as reported on the Nasdaq National Market, was approximately $7,108,000.

                                   22,793,723
      (Number of shares of common stock outstanding as of February 12, 2003)

                               EXPLANATORY NOTE:

V.I. Technologies, Inc. is filing this Amendment to its Annual Report on Form 10-K for the year ended December 29, 2001 to reflect responses to comments relating to this report received from the Securities and Exchange Commission (the "SEC") on February 13, 2003. The Form 10-K had been incorporated by reference into a Registration Statement on Form S-2 filed with the SEC by the Company on January 21, 2003 and was reviewed as part of the SEC's review of that Form S-2 Registration Statement.

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

         According to a 2000 University of Michigan study, only 15 percent of Americans today view the blood supply as safe, down from 48 percent in 1988. Blood safety concerns caused by transfusion-transmitted diseases such as AIDS and Hepatitis C have made a "zero-defect" blood supply the goal of regulators around the world, including the FDA. We believe these dynamics create significant demand for products that make blood safer.

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

Competition

         Our products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which we compete are characterized by rapid and significant technological changes. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations including our principal competitors, Cerus Corporation and Gambro, that may be competitors or our potential competitors have substantially greater financial and other resources than we do and may have greater experience in conducting pre-clinical studies and clinical trials and obtaining regulatory approvals. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, or that might render our technology and products obsolete. Furthermore, we cannot be certain that our competitors will not obtain patent protection or other intellectual property rights that would limit our ability to use our technology or commercialize products that may be developed.

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

Item 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)

                                                            2001(1)       2000(2)     1999(4)       1998(5)(6)    1997
                                                            -------       -------     -------       ----------    ----
Statement of Operations Data:
     Revenues:
        Processing revenues ............................   $ 20,628       $ 35,445    $ 42,423       $ 33,755    $ 15,843
        ARC Incentive Program credit (charge)                     -          1,235      (4,500)             -           -
        Partner research funding (3) ...................      6,264          4,030       1,800          2,300       1,200
                                                           --------       --------    --------       --------    --------
          Total revenues ...............................     26,892         40,710      39,723         36,055      17,043
                                                           --------       --------    --------       --------    --------

     Costs, expenses and charges:
        Cost of sales ..................................     15,697         28,107      24,742         23,860      16,326
        Research and development, gross ................     20,194         17,477       8,766          9,807       7,112
        Selling, general and administrative ............      7,755         10,371       9,372          6,951       4,353
        Plasma Operations divestiture ..................      6,801              -           -              -           -
        Charges related to merger- R&D restructuring ...          -              -       2,208              -           -
        In-Process R&D .................................          -              -      32,998              -           -
        Charge related to product recall ...............          -              -       2,583          2,202           -
        Charge related to research collaboration
          Total costs and expenses .....................     50,447         55,955      80,669         42,820      27,791
                                                           --------       --------    --------       --------    --------

     Loss from operations ..............................    (23,555)       (15,245)    (40,946)        (6,765)    (10,748)
                                                           --------       --------    --------       --------    --------


     Interest (expense) income, net ....................        135           (138)         47           (279)       (952)
     Settlement of insurance claim .....................          -              -       3,500              -           -
     Discount on customer advance, net .................          -            402          70            644           -
                                                           --------       --------    --------       --------    --------
          Total other income (expense) .................        135            264       3,617            365        (952)
                                                           --------       --------    --------       --------    --------
     Net loss ..........................................   $(23,420)      $(14,981)   $(37,329)      $ (6,400)   $(11,700)
                                                           ========       ========    ========       ========    ========

     Basic and diluted net loss per share ..............   $  (1.05)      $  (0.75)   $  (2.78)      $  (0.61)   $  (1.62)


        Weighted average common shares used in computing     22,316         19,860      13,405         10,454       7,241
        basic and diluted net loss per share

                                                               2001           2000        1999           1998        1997
                                                           --------       --------    --------       --------    --------
Balance Sheet Data:

       Cash and cash equivalents .......................   $ 21,949       $  7,768    $ 26,886       $ 35,264    $  5,250
       Short-term investments ..........................      3,332              -           -              -           -
       Working capital (deficit) .......................     23,363          4,464      19,784         33,102      (2,775)
       Total assets ....................................     43,230         63,729      78,098         75,225      38,167
       Long-term obligations, less current portion .....      4,491          4,791       7,701         11,055      15,318
       Stockholders' equity ............................     32,788         45,157      55,385         53,635      11,678


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

         In fiscal 1999 we entered into a one year sales incentive program with the Red Cross to support their initiative to increase sales of PLAS+SD and to reduce their inventory levels. We recorded a charge of $4.5 million against revenues representing our estimate of program costs incurred based principally on Red Cross inventories of PLAS+SD eligible under the program. The sales incentive program concluded in fiscal year 2000. Red Cross sales incentives earned under the program were $1.2 million below our initial estimate and this amount was recorded as a credit to revenues in 2000.

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

Discount on customer advance

     In the amendment to the Red Cross Agreement effective April 1, 2000, the non-interest bearing Red Cross advance was increased by approximately $0.5 million reflecting certain amounts owed under the sales incentive program and was restructured to extend repayment terms. Upon discounting the new balance and terms to present market value, we recorded a credit of $0.4 million.

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

                             V.I. TECHNOLOGIES, INC.

                                       By: /s/ John R. Barr
                                       --------------------
                                       John R. Barr
                                       President and Chief Executive Officer
                                       February 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                     Date
/s/ John R. Barr                    President, Chief Executive Officer and    February 19, 2003
------------------------------
John R. Barr                        Director (Principal Executive Officer)

              *
------------------------------      Chairman of the Board of Directors        February 19, 2003
Samuel K. Ackerman, M.D.

/s/ Thomas T. Higgins               Executive Vice President, Operations,     February 19, 2003
------------------------------
Thomas T. Higgins                   (Principal Financial Officer and
                                    Principal Accounting Officer)

              *                     Director                                  February 19, 2003
------------------------------
Richard A. Charpie

              *                     Director                                  February 19, 2003
------------------------------
Jeremy Hayward-Surry

              *                     Director                                  February 19, 2003
------------------------------
Irwin Lerner

              *                     Director                                  February 19, 2003
------------------------------
Joseph M. Limber


              *                     Director                                  February 19, 2003
------------------------------
Peter D. Parker

              *                     Director                                  February 19, 2003
------------------------------
Doros Platika, M.D.

              *                     Director                                  February 19, 2003
------------------------------
David Tendler

              *                     Director                                  February 19, 2003
------------------------------
Damion E. Wicker, M.D.

*By:  /s/  Thomas T. Higgins
     ---------------------------
     Thomas T. Higgins
     As Attorney-in-Fact

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

                             V.I. TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                  Year ended            Year ended            Year ended
                                                                 December 29,          December 30,           January 1,
                                                                    2001                   2000                  2000
                                                                    ----                   ----                  ----
Revenues:
 Processing revenue                                             $ 20,628,258          $ 35,445,300          $ 42,423,296
 ARC Incentive Program credit (charge)                                    --             1,234,705            (4,500,000)
 Partner research funding                                          6,264,233             4,029,938             1,800,000
                                                                ------------          ------------          ------------

    Net revenues                                                  26,892,491            40,709,943            39,723,296
                                                                ------------          ------------          ------------

Costs, expenses and charges:
 Cost of sales                                                    15,696,850            28,107,067            24,742,197
 Research and development costs                                   20,194,144            17,477,072             8,765,884
 Selling, general and administrative expenses                      7,755,234            10,370,847             9,371,803
 Plasma Operations divestiture                                     6,800,835                    --                    --
 Charges related to merger - R&D restructuring                            --                    --             2,208,419
                           - In-process R&D                               --                    --            32,998,489
 Charge related to product recall                                         --                    --             2,583,000
                                                                ------------          ------------          ------------

   Total operating costs, expenses and charges                    50,447,063            55,954,986            80,669,792
                                                                ------------          ------------          ------------

Loss from operations                                             (23,554,572)          (15,245,043)          (40,946,496)

Settlement of insurance claim                                             --                    --             3,500,000
Interest income (expense), net                                       134,607              (137,694)               47,327
Discount on customer advance                                              --               401,740                70,000
                                                                ------------          ------------          ------------

   Total other income (loss)                                         134,607               264,046             3,617,327
                                                                ------------          ------------          ------------

Net loss                                                        ($23,419,965)         ($14,980,997)         ($37,329,169)
                                                                ============          ============          ============

Basic and diluted net loss per share                                  ($1.05)               ($0.75)               ($2.78)
                                                                ============          ============          ============

Weighted average common shares used in computing
 basic and diluted net loss per share                             22,316,424            19,859,644            13,405,294
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

The Company operates in a single reportable segment: blood products. These products are used in the health care industry and are regulated in the United States by the U.S. Food and Drug Administration.

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

The Company prepares its financial statements on the basis of a 52-week fiscal year ending on the Saturday closest to the end of the calendar year. In the notes to the accompanying financial statements, the years ended December 29, 2001, December 30, 2000 and January 1, 2000 are referred to as fiscal years 2001, 2000 and 1999, respectively.

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

Research and Development

All research and development costs are charged to operations as incurred. Reimbursement from collaborators under research programs is recorded within partner research funding when eligible costs are incurred. Pall Corporation's reimbursement of costs of the Company's red blood cell program, net of program costs incurred by Pall, totaled $5.8 million, $3.9 million and $1.8 million in fiscal years 2001, 2000 and 1999, respectively. Also included within partner research funding is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement. These amounts totaled $0.2 million and $0.1 million in fiscal 2001 and 2000, respectively. (see note 12)

Income Taxes

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
                                                             =======

The cash consideration of $30.0 million includes a $3.0 million holdback by Precision, payable on the second anniversary of the divestiture. The Company provided customary representations and warranties for the transaction. To the extent that claims under the representations and warranties exceed certain levels, Precision has the right to offset such claims against the holdback. The Company does not expect any such claims. At closing, the Company received $25.0 million and was eligible to receive additional consideration of up to $2.0 million if Precision achieved certain financial goals. These goals were met in the fourth quarter of 2001 and the $2.0 million contingent consideration was received from Precision subsequent to year end. The $2.0 million payment is included in other receivables in the consolidated balance sheet at December 29, 2001.

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

12.  Collaborations

Pall Corporation. On February 19, 1998, the Company and Pall Corporation ("Pall") entered into a series of agreements (the "Pall Agreements") providing for, among other things, a collaboration on the development and marketing of systems employing the Company's pathogen reduction technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood products. Under the Pall Agreements, Pall receives exclusive worldwide distribution rights to all the

Company's systems incorporating pathogen reduction technology for red blood cells and platelets. The parties have also agreed to equally share research, development, clinical and regulatory responsibilities and will equally share profits and joint expenses from operations after each party is reimbursed for its cost of goods. Pall reimburses the Company for fifty percent of excess of the Company's red cell program research costs over those costs incurred directly by Pall. Total reimbursement by Pall was $5.8 million, $3.9 million and $1.8 million during fiscal years 2001, 2000 and 1999, respectively. Eligible research costs under this collaboration were approximately $11.6 million, $7.8 million and $3.6 million during fiscal years 2001, 2000 and 1999, respectively. Partner research funding included within other receivables on the consolidated balance sheets at fiscal year end 2001 and 2000 amounts to $0.5 million and $0.6 million, respectively.

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

Under the terms of the agreement, the Company received non-refundable up-front payments and milestone payments totaling $1.5 million in fiscal 2000 and could also receive further payments of $1.0 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by APBiotech which incorporate the INACTINETM technology. The Company will provide APBiotech with technical support, training and conduct research and development projects as directed by APBiotech during the ten-year term of the agreement. In accordance with SAB 101, the payments will be recognized from the date of receipt of the payments through the end of the term of the agreement or approximately ten years. For the fiscal year 2001 and 2000, the Company recognized revenue of $0.2 million and $0.1 million from the amortization of these payments, which is recorded within partner research funding on the consolidated statements of operations. The balance of $1.3 million is reflected as deferred revenue in the consolidated balance sheet as of December 29, 2001.

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