Form 10-Q/A
period 2002-09-28
V I TECHNOLOGIES INC
filed 2003-02-19
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes ☒         No ☐

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 12, 2003:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	22,793,723

V. I. TECHNOLOGIES, INC.

EXPLANATORY NOTE

V.I. Technologies, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 to reflect responses to comments relating to this report received from the Securities and Exchange Commision (the “SEC”) on February 13, 2003. The Form 10-Q had been incorporated by reference into a Registration Statement on Form S-2 filed with the SEC by the Company on January 21, 2003 and was reviewed as part of the SEC’s review of that Form S-2 Registration Statement.

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

V. I. TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues:
Partner research funding	$182	$1,764	$4,020	$4,850
Processing revenue	—	3,419	—	20,628

Net revenues	182	5,183	4,020	25,478

Costs and expenses:
Research and development costs	5,255	4,316	16,420	15,910
Selling, general and administrative expenses	1,301	1,793	3,684	6,539
Cost of sales	—	2,957	—	15,697
Plasma Operations divestiture	(331)	(1,087)	(331)	8,788

Total operating costs and expenses	6,225	7,979	19,773	46,934

Loss from operations	(6,043)	(2,796)	(15,753)	(21,456)
Interest income (expense), net	86	101	355	(35)

Net loss	$(5,957)	$(2,695)	$(15,398)	$(21,491)

Basic and diluted net loss per share	$(0.26)	$(0.12)	$(0.68)	$(0.97)

Weighted average shares used in calculation of basic and diluted net loss per share	22,752	22,681	22,746	22,185

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

Presentation of Fiscal Years

The Company prepares its financial statements on the basis of a 52-week fiscal year ending on the Saturday closest to the end of the calendar year. In the notes to the accompanying financial statements, for presentation purposes, the year ending December 28, 2002 and the year ended December 29, 2001 are referred to as fiscal year 2002 and fiscal year 2001, respectively.

Revenue Recognition

Reimbursement from collaborators under research programs is recorded within partner research funding revenue when eligible costs are incurred. Partner research funding revenue is primarily from Pall Corporation, a shareholder (See Note 4). Also included within partner research funding revenue is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement.

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

The purchaser, Precision Pharma Services, Inc. (“Precision”), retained a $3.0 million holdback payable to the Company in August 2003. The Company provided customary representations and warranties for the transaction. To the extent that claims under the representation and warranties exceeded certain levels, Precision had the right to offset such claims against the holdback. The representation and warranty period expired in August 2002 and no claims were received from Precision. The holdback is recorded at its current net present value of $2.9 million and included in Other receivables, net in the consolidated balance sheet at September 28, 2002 and in Other assets, net at December 29, 2001.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates under different assumptions or conditions.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results and most critical to the preparation of our consolidated financial statements include the following:

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 (SAB101), “Revenue Recognition in Financial Statements”. Revenues under partner research collaborations are recognized as we incur research costs eligible for reimbursement under the collaboration agreements. Non-refundable up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. The Company continually reviews those estimates that could result in a change in the deferral period. Amounts received in advance of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

Prior to the divestiture of our Plasma operations in August 2000, we recognized revenue from processing services when persuasive evidence of a sales arrangement existed, the processing services were rendered, certain quality control requirements were met and risk of loss passed to the customer.

Research and development costs are charged to operations as incurred.

Long-Lived Assets

Our long-lived assets, which consist of property and equipment and intangible assets, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from 3 to 15 years. We amortize acquired intangible assets using the straight-line method over their economic lives, which range from 5 to 15 years. Determining the economic lives of our long-lived assets requires us to make significant judgments and estimates, and can materially impact our operating results.

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in the Company’s business or its industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis, and could result in significantly different asset impairment charges.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. We have selected the fourth quarter as the period to perform the annual test. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations.

We adopted SFAS No. 142 during the first quarter of 2002 without a material impact on its financial position or results of operations.

Contingencies

Contingencies, such as our dispute with the Bureau of Alcohol, Tobacco and Firearms discussed in Note 5 to the consolidated financial statements, are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss under the guidance of Statement of Financial Accounting Standards No. 5, Contingencies. This process is repeated in each reporting period as circumstances evolve and are revaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

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

We are pursuing several alternative funding strategies with the goal of increasing the resources available to our research and development and INACTINE™ commercialization efforts. These strategies, if executed, could have an effect on our available cash resources, future operating results, financial condition and per share results. We believe that our present cash balances and the upcoming equity milestone investment and revolving credit facility from Pall Corporation, are sufficient to meet our cash requirements during this fiscal year and through mid-year 2003. Our funding strategies, if successfully executed, will provide liquidity beyond that point. In the short term, we will likely seek to raise equity finance. For the medium to longer term, we will seek new distribution partners who would bring financial and marketing resources to our INACTINE ™ program. Partner financial support could be in the form of up-front and milestone payments as our clinical trials and product development work progresses.

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

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: February 19, 2003	/s/ JOHN R. BARR
John R. Barr
President and Chief Executive Officer

Date: February 19, 2003	/s/ THOMAS T. HIGGINS
Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

CERTIFICATIONS

I, John R. Barr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of V.I. Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

Date: February 19, 2003

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

Date: February 19, 2003

/s/ THOMAS T. HIGGINS
Thomas T. Higgins Chief Financial Officer

EXHIBIT INDEX

99.1	Section 906 certification of periodic financial report by Chief Executive Officer

99.2	Section 906 certification of periodic financial report by Chief Financial Officer