Form 10-K
period 2002-12-28
V I TECHNOLOGIES INC
filed 2003-03-26
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-24241

V.I. TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Coolidge Ave, Watertown, MA	02472
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 926-1551

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2). Yes  ☐  No  ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 29, 2002 as reported on the Nasdaq National Market, was approximately $23,762,000. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

22,793,723

(Number of shares of common stock outstanding as of March 1, 2003)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 are incorporated by reference into Part II of this Report. Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of December 28, 2002, are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENTS

This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our company management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results;

•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

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

PART I

Item 1.    BUSINESS

Overview

Based on the demonstrated effectiveness of our science as presented in industry publications and presentations, and on our competitive analysis, we believe that we are a leading developer of innovative biotechnology products designed to improve the safety of the world’s blood supply. We have designed our proprietary INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells while maintaining the therapeutic properties of the red blood cells. The INACTINE™ system has also demonstrated in non-clinical trials the ability to remove in a highly efficient fashion prions that may cause “Mad Cow Disease” in cows and the human form of the disease, variant Creutzfeldt-Jakob Disease (“vCJD”). The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the pathogenic nucleic acid, preventing replication and thereby “killing” the pathogens. Our lead product candidate, INACTINE™ red blood cell system for pathogen reduction, is in pivotal Phase III clinical trials. We are designing our INACTINE™ system to work with existing red blood cell bag and collection systems and to be easily integrated into the blood banking infrastructure. Over 40 million red cell units are transfused annually in the U.S., Europe and Japan, representing an over $4 billion market opportunity. We currently do not have any approved products and we have not made any commercial sales of our products under development.

Blood safety and availability remain a significant concern as new pathogens are discovered and the demand for blood products continues to increase. To reduce the risk of contamination of the blood supply with pathogens, blood banks currently screen donors using detailed questionnaires and screen the donated blood for five known pathogens. Although these safety measures have increased the safety of blood products overall, the risk of transmitting pathogens remains. Our goal is to diminish this risk with our INACTINE™ system.

In order to accelerate product development and commercialization of our INACTINE™ system, we are actively engaged in discussions with potential distribution partners. We have a continuing relationship with Pall Corporation (“Pall”) and also have a contract development and manufacturing agreement with Haemonetics Corporation and a collaboration with Amersham Pharmacia Biotech.

Market Opportunity

The global market for blood products is large and growing. Over 40 million units of whole blood are collected each year in the United States, Europe and Japan, yielding over 40 million units of red blood cells for transfusion. Worldwide, approximately $4 billion is spent each year on red blood cells. Over one-third of all transfusions occur in the United States, where it is estimated that one out of every three Americans will receive a transfusion at some point during his or her lifetime. Driven by an aging population susceptible to illness, increased prevalence of new disease and a rise in the number of major surgeries performed, blood use in the United States grew more than 10 percent between 1999 and 2001. Blood use, particularly units of red blood cells, is expected to continue to increase as aggressive therapeutic treatments requiring chronic transfusions become more routine.

Demand for blood products continues to increase as the supply of blood is constrained by increasingly restrictive donor selection and other blood safety policies. Reports of supply shortages continue to increase on a regional and national basis. The continued tightening of the donor exclusion criteria for individuals has exacerbated shortages.

According to a 2000 University of Michigan study, only 15 percent of Americans today view the blood supply as safe, down from 48 percent in 1988. Blood safety concerns caused by transfusion-transmitted diseases such as AIDS and Hepatitis C have made a “zero-defect” blood supply the goal of regulators around the world, including the FDA. We believe these dynamics create significant demand for products that make blood safer.

Industry Background

In the United States, the American Red Cross collects nearly half of the country’s blood supply. The next two largest blood banks are United Blood Services and the New York Blood Center. The rest of the industry consists of smaller independent blood banks. The Japanese and European blood markets are even more concentrated. For example, in Japan, which collects 15 percent of the world’s transfusion blood supply, the Japanese Red Cross collects all of the blood supply.

Blood banks collect, separate and process whole blood from donors at either mobile or fixed collection sites. After collection, whole blood is separated into the following components, which are then distributed to hospitals for storage and transfusion:

•	Red Blood Cells. Red blood cells transport oxygen and carbon dioxide throughout the body. Red blood cells are frequently administered to patients who have anemia, trauma, surgical bleeding or genetic disorders and account for the majority of transfusions. Red blood cells have a shelf life of 42 days. We estimate the average price paid by hospitals in the United States in 2002 for leukoreduced red blood cells was $200 per unit.

•	Plasma. Plasma is the liquid part of the blood and contains a large number of proteins with important therapeutic applications. Plasma is frequently administered to patients to mediate and control blood clotting, provide immune protection, and treat several rare and life-threatening diseases. Plasma can be frozen after collection and stored for up to one year in the form of fresh frozen plasma. We estimate the average price paid by hospitals in the United States in 2002 for plasma was $50 per unit.

•	Platelets. Platelets initiate blood clotting and facilitate the repair of damaged blood vessels. Platelets are often administered to cancer patients following chemotherapy and to other patients who have lost large volumes of blood as a result of trauma or during surgery. Platelets have a shelf life of five days. We estimate the average price paid by hospitals in the United States in 2002 for platelets was $50 per unit. A typical therapeutic platelet transfusion involves 4 to 6 units of platelets.

•	White Blood Cells. White blood cells, or leukocytes, are comprised of many different types of cells that form part of the body’s immune system and play a major role in wound repair. White blood cells are rarely transfused as a separate component because of the potential for an adverse immune response by the recipient.

The demand for blood products is ultimately driven by hospital-based physicians, particularly surgeons, in the acute care setting. Hematologists and oncologists also prescribe most of the blood used to treat chronic diseases such as cancer.

Maintaining adequate supplies of safe blood products is an increasing challenge for blood centers around the world. In late summer 2000, the American Red Cross reported that two-thirds of its collection centers had no more than one day’s supply of the necessary blood components. While collections increased in 2001 by 7.1 percent over 2000, according to the National Blood Data Resource Center, this increase reflected the spike in collections immediately following September 11, 2001. Subsequently, collections have returned to previous levels and inventories are again becoming dangerously low.

Most blood centers rely on volunteer donors to donate blood for transfusion, but less than five percent of healthy Americans eligible to donate blood do so each year. More rigorous screening and stricter donor exclusion criteria have reduced the number of previously eligible donors. For example, due to fears of vCJD, which has resulted in approximately 100 deaths in the United Kingdom alone, the FDA guidelines currently exclude potential donors who have spent a total of three months or more in the United Kingdom between 1980 and 1996, or a cumulative five years in other countries in Europe. The FDA estimates that approximately five percent of currently eligible donors are excluded due to these rules.

In 2002, the FDA and the Center for Disease Control (“CDC”) reported on 13 cases of suspected transmission of West Nile Virus via blood transfusion. The West Nile Virus is an example of the vulnerability of the blood supply to emerging pathogens.

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

•	four viruses:

Hepatitis B, or HBV;

Hepatitis C, or HCV;

human immuno-deficiency virus, or HIV;

and human T-cell lymphotropic, or HTLV, and

•	one bacteria, syphilis.

Three types of screening tests are currently used – antibody, antigen, and nucleic acid testing. Antibody tests detect the body’s response to a virus. Antigen tests detect antigens on the surface of the virus itself. Nucleic acid testing, or NAT, used in Europe to screen for the presence of HIV and Hepatitis C, employs a relatively new technology that directly tests for evidence of the pathogen itself. NAT enables earlier detection of a pathogen because it detects genetic material of a virus, its DNA or RNA, instead of waiting for the human body to mount a detectable response to a virus.

Donation Strategies. Autologous, or self, donation is a strategy that can be used by patients undergoing scheduled surgery to avoid the risk of receiving contaminated blood. Prior to a scheduled surgery, the patient can arrange to have his or her own blood taken and stored for later transfusion. A related strategy, quarantining, a method used for plasma, requires that blood be stored for three to six months after donation, at which time the donor must return to the blood bank to undergo additional testing. If there are no detectable pathogens in the donor’s blood after this additional testing, the donated blood may be used for transfusion.

Leukocyte Reduction and Gamma Irradiation. Leukocyte reduction, which is used to remove leukocytes, or white blood cells, from blood, is a standard of care in many European countries where all donated blood is filtered to remove leukocytes prior to transfusion. We estimate that 65 percent of all red blood cell units processed in the United States are currently leukoreduced. Gamma irradiation, which is a method of destroying white blood cells, has been used more frequently over the past few years. Gamma irradiation involves exposing blood products to radioactive isotopes which inactivate leukocytes. We estimate that 10 percent of red blood cells in the United States are gamma irradiated, while 100 percent of red blood cells are gamma irradiated in Japan. Currently, gamma irradiation is used primarily to destroy lymphocytes, a type of leukocyte that can cause graft versus host disease, which is the body’s rejection of transfused blood, after transfusion.

Blood Substitutes or Temporary Oxygen Carriers. Several companies are developing blood substitutes designed to mimic the therapeutic properties of blood components. These products fall into two general categories, those that are based on the blood’s own hemoglobins and those that are synthetic substitutes. Hemoglobin-based substitutes require donated blood from either people or cows; synthetic substitutes, generally oxygen carriers, are designed to dissolve gases, moving oxygen from the lungs to organs and removing carbon dioxide.

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

Screening Donated Blood. The principal limitation on current screening procedures is their limited scope – in the United States, Europe, and Japan, blood is only screened for five pathogens – HIV, HBV, HCV, HTLV and syphilis. Therefore, current screening methods are not used to detect other known pathogens. In addition, they cannot detect unknown or emerging pathogens, which have historically presented a threat to the blood supply. For example, scientists estimate that HIV was present in the blood supply for at least seven years before it was identified as the agent that causes AIDS and at least eight years before a test was commercially available to detect the presence of HIV antibodies in donated blood. During those years, many transfusion recipients were infected with HIV, including approximately 70 percent of patients with severe hemophilia. Similarly, of the four million Americans infected with HCV, the most common chronic blood borne viral infection in the United States, more than one million were infected through HCV infected blood products. Although HCV was first identified in 1988, donated blood was not screened for HCV until 1992. In 2002, the FDA and the Center for Disease Control (“CDC”) reported on 13 cases of suspected transmission of West Nile Virus via blood transfusion. The FDA established a goal of initiating screening of all blood donations for West Nile Virus.

In addition, most tests for known pathogens cannot detect the presence of viruses during the infectivity window, the period during which viruses are present in the blood but are not yet detectable. NAT provides only limited incremental benefits, because it is effective only for specific viruses for which the testing is performed.

No tests have been implemented for certain pathogens that are known to be prevalent in the blood supply, such as SEN V and parvo B-19 virus. The latter virus has been reported to cause rashes, arthritis and has also been implicated in miscarriages in pregnant women. Moreover, there are no practical tests available to detect the presence of pathogenic prions. In addition, bacteria and many other agents are known to transmit disease during transfusion, including the bacteria which can cause sepsis or other systemic infections which can result in serious illness or even death. The parasites that cause malaria and Chagas’ disease may also be transmitted by transfusion; however, there are no practical tests used for these pathogens. Animal studies have indicated that the pathogenic prions known to cause Mad Cow Disease and vCJD can be transmitted by blood but no diagnostic tests exist to determine the presence of these specific prions in blood. Although there have been no reports of vCJD being transmitted through blood transfusions in humans, prion-related diseases remain a significant public health concern.

Donation Strategies. Autologous donation is impractical for most patients and impossible when a transfusion is required due to trauma. Quarantining depends on the donor’s timely return for additional testing, cannot be applied to red blood cells or platelets because of their limited shelf life and remains subject to limitations associated with blood screening.

Leukocyte Reduction and Gamma Irradiation. Leukocyte reduction is effective at removing white blood cells, but does little to reduce the existence of other pathogens in blood products other than cytomeglavirus.

Gamma irradiation provides a narrow range of efficacy – insufficient treatment can leave white blood cells in the blood, while excessive treatment can impair the therapeutic function of the desirable blood components being transfused. In addition, irradiated red blood cells have a decreased survival rate, resulting in a reduced shelf life.

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

Our Solution

We believe that our proprietary INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) offers the following advantages over current approaches to blood safety:

•	Inactivates known pathogens. Our INACTINE™ system inactivates a broad range of pathogens known to be transmitted through donated red blood cells, such as HIV, Hepatitis C, as well as pathogens for which screening is not currently conducted, such as parvo B-19 virus and West Nile Virus. The INACTINE™ system also inactivates other classes of pathogens for which no practical technologies exist to screen the blood. This includes gram negative and gram positive bacteria and parasites such as those that cause Malaria and Chagas Disease.

•	May inactivate new or emerging pathogens. Based on preclinical testing which demonstrates its broad effectiveness in inactivating known pathogens, INACTINE™ has the potential to inactivate emerging pathogens in red blood cells. In 2002, we demonstrated the inactivation of West Nile Virus in units of red blood cells.

•	May reduce the need for new blood screening tests to be added in the future. The effectiveness of the INACTINE™ against both known and unknown pathogens for which blood donations are not currently screened may result in the avoidance of some new screening tests. For instance, FDA has recently directed industry to develop a new diagnostic for West Nile Virus, a pathogen which is readily inactivated by the INACTINE™ system. Broad use of the INACTINE™ system could affect the decision to move ahead with a new diagnostic test.

•	May reduce transfusion reactions. Our INACTINE™ system reduces the amount of impurities such as cytokines in red blood cell units which may lead to fewer allergic reactions from patients receiving blood transfusions.

•	May reduce soluble prion proteins. Our INACTINE™ system has demonstrated the ability to remove prion proteins from red blood cells. This ability could lead to the relaxing of current donor exclusion criteria implemented in an effort to reduce the spread of Mad Cow Disease.

•	Potentially eliminate the need for gamma irradiation. Based on our preclinical testing, we believe our INACTINE™ system is at least as effective as gamma irradiation for the elimination of leukocytes that cause graft versus host disease without limiting the therapeutic properties of red blood cells.

Our Strategy

Our objective is to establish our proprietary INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) as the industry standard for blood product safety. The key elements of our strategy include:

•	Be the first to market in the largest segment. We are focusing our INACTINE™ system on red blood cells, the largest segment of transfusion blood components in the United States, Europe and Japan. Our INACTINE™ system completed a Phase II clinical trial and has entered Phase III trials in the United States. If necessary, we will conduct supportive studies in select countries in parallel with these Phase III studies. Assuming we obtain positive results from the Phase III clinical trials in the United States, we will submit a biologic license application to the FDA. Subsequently, we intend to submit marketing applications in Europe and Japan using our Phase III data from the United States as well as any other appropriate studies.

•	Expand our strategic alliances. We are actively pursuing new strategic alliances to commercialize the INACTINE™ system and are currently in discussions with potential marketing partners. Also, we intend to maintain our existing strategic alliances. To date, we have established strategic alliances for our INACTINE™ system with Pall Corporation, Haemonetics Corporation and Amersham Pharmacia Biotech. We have also entered into a sponsored agreement with Oxford University and a license agreement with ISIS Innovation Limited for the development of aptamer technology as a prion diagnostic. Collectively, these strategic alliances are important to advancing our INACTINE™ and aptamer technologies from development to commercialization. We intend to pursue additional strategic alliances with companies whose technologies and business strengths complement ours.

•	Promote the benefits of our INACTINE™ system. We intend to work closely with regulatory agencies, third party payers, the medical community and healthcare consumers to build awareness about the benefits of using our pathogen reduction technology for blood products. Our goal is to establish our INACTINE™ system as the industry standard for blood product safety.

•	Simplify implementation by the blood center. The INACTINE™ system is being designed to be integrated into the existing blood collection manufacturing infrastructure. The INACTINE™ system is designed for use with red cells collected with currently licensed storage solutions and sets. With the help of an engineering firm, we are developing a highly automated device to add the appropriate concentration of INACTINE™ to the unit of red cells. The removal of INACTINE™ is accomplished via a highly automated cell wash device. Units treated with INACTINE™ can be stored for up to 42 days and safely reinfused based on Phase I and Phase II clinical trial results. The current limit for red cell storage is 42 days.

Our Technology

INACTINE™

We have identified a family of small molecular compounds that penetrate blood-borne viruses, bacteria, and other pathogens. Our INACTINE™ compound for red blood cells, referred to as PEN110, is a highly water soluble, stable and low-molecular weight compound. This compound selectively binds and irreversibly modifies nucleic acids, including both DNA and RNA. The compound is activated when it forms a weak bond with the negatively-charged sites within DNA and RNA, after which the compound forms a permanent bond with its guanine in DNA, or guanasine in RNA, the key building blocks of nucleic acid. This bond prevents the replication of the nucleic acid. As the vast majority of pathogens have DNA and RNA and pathogens need to replicate to survive and grow, preventing the replication of the nucleic acid effectively kills the pathogens. Blood components, such as red blood cells, plasma and platelets, do not contain nucleic acid and, based on our clinical studies, PEN110 maintains the therapeutic properties of the red blood cell. In addition to its pathogen reduction capabilities, because PEN110 is a stable and small molecule, it can penetrate the tight protein coat of non-enveloped viruses, such as parvo B-19 virus, which are small, difficult to kill viruses that do not have an outer lipid envelope surrounding them.

The following basic steps are involved in our INACTINE™ Pathogen Reduction System for red cells:

•	PEN110 is mixed with a unit of red blood cells while being asceptically transferred to a blood bag;

•	the mixture is incubated for 18 to 24 hours at room temperature; and

•	the mixture is transferred to a fully-automated cell washing system, which we exclusively license from Haemonetics Corporation, to remove inactivated pathogens, cell debris, proteins, including prion proteins, and PEN110.

The result is a unit of pathogen-inactivated washed red blood cells that is ready for transfusion.

Our preclinical research indicates that the cell washing process we use to remove PEN110 has the potential to remove substantial levels of proteins, including prion proteins, immunoglobulins and cytokines from red blood cells. This feature of our INACTINE™ system could provide an important competitive advantage over other approaches by further reducing pathogen levels.

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

Prions are proteins and, therefore, do not contain RNA or DNA. Normal benign prion proteins can be induced to change shape (misfold) to an infectious form. A successful, broadly used diagnostic screen for the presence of pathogenic prion proteins, we believe, must be able to differentiate between the pathogenic and non-pathogenic form of the prion. We further believe the aptamer to be an ideal candidate as a preferential high affinity binder. We are collaborating with researchers at Oxford University in the United Kingdom to identify that specific aptamer.

INACTINE™ System Development Status

Our INACTINE™ Pathogen Reduction System for red cells is in clinical trials. Below is a summary of our INACTINE™ clinical program to date:

INACTINE™ Clinical Program

	Phase I	Phase II	Phase III
Goal	To establish 28-day storage and safety of 10ml of INACTINE™ red blood cells treated for 6 hours.	To establish maximum storage and safety of full unit of INACTINE™ red blood cells treated for 24 hours.	To establish effectiveness and safety of INACTINE™ red blood cells in a surgical and a chronic clinical trial.

Source of red blood cells	Autologous	Autologous	Donor

INACTINE™ treatment time	6 hours	24 hours	24 hours

Storage time	28 days	35 days and 42 days	Up to 42 days

Status	Completed	Completed	In process

Non-Clinical Studies

Our non-clinical studies focused on determining the range of viruses and bacteria that our INACTINE™ system could inactivate, as well as the reduction of parasites and lymphocytes. In these studies, PEN110 demonstrated effectiveness against a broad spectrum of enveloped and non-enveloped viruses and gram negative and gram positive bacteria, and parasites. In addition, our non-clinical studies focused on the effect of INACTINE™ on the therapeutic properties of red blood cells and blood storage time. In vivo testing of baboons with INACTINE™ treated red blood cells resulted in no detectable adverse effects on the cellular properties of the red blood cells and did not affect their 24-hour post-transfusion survival. We also demonstrated in our baboon studies that the levels of survival of red blood cells were equivalent to those of the untreated control group after one day and 28 days.

Phase I Clinical Study

We designed our Phase I clinical study of our INACTINE™ system to further evaluate the effect of INACTINE™ on the therapeutic properties of red blood cells and blood storage time after a six-hour INACTINE™ treatment of red blood cells followed by a 28-day storage period. This study involved 12 healthy adults using a randomized crossover design, meaning that each participant received a treatment of the INACTINE™ treated red blood cells and standard red blood cells sequentially. In the study, we collected a red blood cell unit from each participant. We then treated half of these units with 0.1 percent INACTINE™ for six hours followed by cell washing. We stored the INACTINE™ treated and untreated red blood cells for 28 days. This study effectively demonstrated a 28-day shelf life for INACTINE™ treated red blood cells and equivalent functionality or recovery of INACTINE™ treated red blood cells compared to control red blood cells in healthy participants. In addition, the participants had no adverse reactions to the transfusions.

Phase II Clinical Study

We designed our Phase II clinical study for our INACTINE™ system to evaluate a 24-hour INACTINE™ treatment of red blood cells, a maximum storage period and full unit transfusion safety. This study involved 72 healthy adults divided into three groups based on the storage time of the INACTINE™ treated red blood cells: 28 days, 35 days and 42 days. This study effectively demonstrated that a 24-hour treatment period and a 42-day storage life for INACTINE™ treated red blood cells is possible and that this treatment period and storage time did not affect the 24-hour survival of the red blood cells. In addition, the participants had no adverse reactions to the transfusions.

Phase III Clinical Studies

We designed our two Phase III clinical studies for our INACTINE™ system to evaluate the safety and effectiveness of INACTINE™ treated red blood cells. One study involves cardiac surgical patients requiring acute transfusion support, and a second study is in patients requiring chronic transfusion support. The two studies are expected to enroll 270 patients combined: 200 patients in the acute surgical transfusion support setting and 70 patients in the chronic transfusion support setting. Both studies are designed as multi-center, double-blind, controlled and parallel-group studies.

International Clinical and Regulatory Status

We intend to discuss our clinical and regulatory plans in Europe and Japan with the relevant regulatory agencies for their agreement. If agreed to by the relevant regulatory agencies, we intend to use our United States clinical data as a basis for submissions in Europe and Japan. If necessary, we may also choose to conduct smaller supportive studies in select countries in parallel with our Phase III clinical studies in the United States. We also intend to submit marketing applications in Europe and Japan using our Phase III clinical data.

Strategic Alliances

We believe that we can efficiently accelerate the commercialization of our products by entering into strategic alliances for sales, marketing, distribution and complementary technologies. To date, we have entered into strategic alliances with Pall Corporation, Haemonetics Corporation, and Amersham Pharmacia Biotech for the commercialization of the INACTINE™ system, and a sponsored research agreement with Oxford University and a license agreement with ISIS Innovation Limited for the aptamer technology.

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

In August 2002, we modified our worldwide collaboration for the INACTINE™ system. Driven by our recent commencement of the pivotal Phase III clinical trials in the United States, this modification seeks to accelerate our clinical development and broaden geographic distribution in the United States and other international markets through the establishment of agreements with new distribution partners.

As part of this modification,

•	Pall relinquished its exclusive worldwide distribution rights in return for a cap on its financial commitments to the program and a royalty per unit sold following commercialization.

•	Vitex will continue to work aggressively on the research and development and clinical program. Vitex will ensure that INACTINE™ technology and Pall filters, solutions and blood bags are compatible in each country where the technology is licensed. Pall filters will be used exclusively in the INACTINE™ system.

•	Pall will fund the $4,000,000 equity milestone in 2003 related to the initial use of the INACTINE™ system in the Phase III trials.

•	Pall has extended us a $5,000,000 revolving credit facility which approximates Pall’s financial support from August 2001 through the date of the modification in August 2002. The credit facility will expire on the earlier of August 1, 2003 or the date of closing of a financing of more than $15 million.

•	We will retain all proceeds from new partnerships including upfront rights fees, milestone payments and ongoing royalties or profit sharing. Until August 2003, we will assume sole responsibility for establishing additional partnership agreements designed to broaden geographic distribution capability for the INACTINE™ system.

•	At the end of the one-year period ending in August 2003, Pall will have the option of reverting to its exclusive marketing rights in any territories not covered by new partnerships in return for foregoing its potential royalty and committing to a future stream of R&D payments.

During fiscal 2002, through the August 2002 modification of the collaboration, Pall provided $3.6 million in research funding. At December 28, 2002, Pall owned 9.9 percent of our outstanding shares.

Haemonetics Corporation

In January 2000, we entered into a development and manufacturing agreement with Haemonetics. Haemonetics is one of the leading developers of automated blood collection equipment and disposables. The Haemonetics system is the only “closed” cell washing system approved by the FDA. This closed system allows the cells to be either immediately transfused or stored for later transfusion similar to untreated red blood cells. We secured exclusive worldwide rights to use the Haemonetics cell washing system as part of our INACTINE™ Pathogen Reduction System for red cells. When our INACTINE™ system is commercialized, Haemonetics will provide contract manufacturing services for the cell wash equipment and disposables. We are paying Haemonetics for modifications to the cell wash system to adapt it for use as part of our INACTINE™ red blood cell system. During 2002, we paid Haemonetics $0.9 million for the development of the cell washing system for use in the INACTINE system. This agreement will terminate after ten years unless extended by mutual agreement.

Amersham Pharmacia Biotech

In April 2000, we entered into a license and distribution agreement with Amersham Pharmacia Biotech to exclusively market and distribute our INACTINE™ technology to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. Amersham Pharmacia Biotech is the life science business of Nycomed Amersham plc. We retained all rights for the marketing and distribution of our INACTINE™ technology with regard to blood components such as red blood cells, platelets and plasma. We will provide Amersham Pharmacia Biotech with technical support and training and conduct research and development projects as directed by Amersham Pharmacia Biotech during the duration of the agreement. Through December 28, 2002, we have received $1.6 million from Amersham Pharmacia Biotech. We could also receive further payments of $1.0 million subject to product testing and FDA approval milestones. In addition, we will receive a percentage royalty based on net sales made by Amersham Pharmacia Biotech of products that incorporate our INACTINE™ system. The duration of the agreement is ten years. Either party may terminate the agreement due to a material breach that is not cured within 90 days. Amersham Pharmacia Biotech has the right to terminate the agreement after 30 days written notice to us after the initial evaluation phase. This termination right may not be exercised before April 2003 or after April 2005.

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

In April 2001, we also entered into an exclusive sponsored research agreement with Oxford University for the development of the aptamer technology as a diagnostic. We are funding ongoing development work in the lab of a leading Oxford infectious disease researcher and will make milestone payments during the clinical trial process. Any intellectual property that is developed as a result of this agreement will be owned by Oxford and exclusively licensed to us.

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

As of December 28, 2002, our INACTINE™ patent portfolio consisted of nine issued United States patents, twenty-three issued foreign patents and sixty-six pending United States and foreign patent applications. Our issued patents expire at various dates between 2015 and 2020. Our INACTINE™ portfolio includes patents and/or patent applications that generally relate to methods comprising the use of pathogen reduction and/or inactivating agents, methods of removing and/or quenching pathogen inactivating agents, methods of synthesizing pathogen reduction agents, a blood collecting device comprising a pathogen inactivating agent, and therapeutic uses for pathogen inactivating agents.

Our patent portfolio also consists of twenty-five other pending United States and foreign patent applications, covering applications relating to methods of affinity purification, prion detection and virus detection.

It is worth noting that:

•	patent applications filed in the United States on or before November 29, 2000 generally are currently maintained in secrecy until United States patents are issued;

•	patent applications filed in the United States after November 29, 2000 and patent applications filed in other countries generally are not published until 18 months after they are first filed in any country;

•	publication of technology developments in the scientific or patent literature often lags behind the date of the actual developments and;

•	searches of prior art may not reveal all relevant prior inventions.

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

Competition

Our products under development will compete with current approaches to enhance blood safety, as well as with future products under development by others, including medical technology, biotechnology, pharmaceutical and hospital supply companies, national and regional blood centers, governmental organizations and agencies, academic institutions and other agencies. The industries in which we compete are characterized by rapid and significant technological changes. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Many companies and organizations, including our principal competitors Cerus Corporation and Gambro, that may be competitors or our potential competitors, have substantially greater financial and other resources than we do and may have greater experience in conducting non-clinical studies and clinical trials and obtaining regulatory approvals. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, or that might render our technology and products obsolete. Furthermore, we cannot be certain that our competitors will not obtain patent protection or other intellectual property rights that would limit our ability to use our technology or commercialize products that may be developed.

Competition for INACTINE™ treated red blood cells may come from alternative approaches to the problem of improving the safety of blood and blood products and from alternative pathogen reduction technologies. The alternative approaches to achieving safer blood component products include donor retesting, the use of blood substitutes, leukocyte filters and reduction systems, improved blood testing such as nucleic acid testing and gamma irradiation. All of these approaches are currently available, and each has gained some degree of market acceptance.

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

We believe that our red blood cell system incorporating our INACTINE™ system will be treated as a biologic regulated by the FDA’s Center for Biologics Evaluation and Research.

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

The steps required before a biologic or medical device may be approved for marketing in the United States generally include:

•	non-clinical laboratory and animal tests;

•	submission to the FDA of an investigational new drug exemption, or IND, for biologics, or an investigational device exemption, or IDE, for medical devices, for human clinical trials, which must become effective before such trials may begin;

•	appropriate tests in humans to show the product’s safety;

•	adequate and well-controlled human clinical trials to establish the product’s efficacy for intended indications;

•	submission to the FDA of a BLA or PMA, as appropriate; and

•	FDA review of the BLA or PMA in order to determine whether the product is safe and effective for its intended uses.

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

On August 14, 2001, we completed the divestiture of our Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. (“Precision”). These operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of our previously reported processing revenues. The total value of the transaction was approximately $34.0 million. We will receive the final $3.0 million of transaction proceeds in August 2003, the second anniversary of the divestiture, subject to its subordination to Precision’s superior indebtedness to a financial institution. We recorded a loss of $6.8 million on the transaction in 2001.

Our total costs over the last three fiscal years in our research and development activities were as follows: fiscal year 2002 – $21.5 million, fiscal year 2001-$20.2 million and fiscal year 2000 – $17.5 million.

Employees

As of December 28, 2002, we had seventy-six employees, of whom sixty-three were engaged in research and development and thirteen were engaged in general and administrative activities. Eleven hold Ph.D.’s and one holds an M.D. We consider our employee relations to be good.

Website Access to Reports

Our website address is www.Vitechnologies.com.

We make available on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, any current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission.

In addition, we provide paper copies of our filings free of charge upon request.

Item 2.    PROPERTIES

We currently lease 36,000 square feet of space in Watertown, Massachusetts to accommodate our research and development activities. This lease expires in 2009 with two options to extend the lease term by five years each. We also lease 16,000 square feet of space in Stoughton, Massachusetts which we are outfitting as a prototype processing center for our INACTINE™ Pathogen Reduction System for red cells and for use in treating red blood cells during the Phase III clinical trials. This lease expires in 2008 with one option to extend the lease term through 2013. We believe that our current facilities are adequate for present and foreseeable future uses.

Item 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol “VITX.” The following table sets forth the reported high and low bid prices of our common stock for each fiscal quarter during the period from December 31, 2000 through December 28, 2002. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Year Ended December 29, 2001 (fiscal 2001):
First Quarter	$7.38	$4.38
Second Quarter	12.85	6.40
Third Quarter	11.45	4.62
Fourth Quarter	9.55	5.20

Year Ended December 28, 2002 (fiscal 2002):
First Quarter	$7.35	$4.80
Second Quarter	6.00	2.39
Third Quarter	4.25	0.70
Fourth Quarter	1.50	0.40

The closing price of our common stock on March 1, 2003, as reported on the Nasdaq National Market was $0.91 per share. As of March 1, 2003, there were 61 holders of record of our common stock.

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

Under the terms of our Amended and Restated 1998 Stock Purchase Plan, which complies with Section 423 of the Internal Revenue Code, our eligible employees can purchase our common stock at the end of each quarter at a 15% discount to market price, as defined. For the calendar quarters ended December 31, 2002, September 30, 2002 and June 30, 2002, employees purchased 21,902, 20,057, and 2,956 shares of unregistered common stock, respectively, under this plan. The aggregate cash offering price of these unregistered common stock purchases for those three periods were $17,084, $14,039 and $7,327, respectively. These shares were issued in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and in accordance with the plan, involved the issuance of shares to persons who were our employees and had access to material information about us. No commissions were paid or expenses incurred. Proceeds were used for general corporate purposes. We are filing a Form S-8 registration statement registering these securities for resale.

Item 6.    SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 28, 2002. The selected financial data for each of the five years in the period ended December 28, 2002 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent auditors.

	2002(1)(7)	2001(1)	2000(2)	1999(4)	1998(5)(6)
Statement of Operations Data:
Revenues:
Partner research funding (3)	$4,225	$6,264	$4,030	$1,800	$2,300
Processing revenues	—	20,628	35,445	42,423	33,755
ARC Incentive Program credit (charge)	—	—	1,235	(4,500)	—

Total revenues	4,225	26,892	40,710	39,723	36,055

Costs, expenses and charges:
Research and development, gross	21,537	20,194	17,477	8,766	9,807
Selling, general and administrative	4,756	7,755	10,371	9,372	6,951
Cost of sales (3)	—	15,697	28,107	24,742	23,860
Plasma Operations divestiture (credit) charge	(1,628)	6,801	—	—	—
Charges related to merger
—R&D restructuring	—	—	—	2,208	—
—In-Process R&D	—	—	—	32,998	—
Charge related to product recall	—	—	—	2,583	—
Charge related to research collaboration	—	—	—	—	2,202

Total costs and expenses	24,665	50,447	55,955	80,669	42,820

Loss from operations	(20,440)	(23,555)	(15,245)	(40,946)	(6,765)

Interest (expense) income, net	400	135	(138)	47	(279)
Settlement of insurance claim	—	—	—	3,500	—
Discount on customer advance, net	—	—	402	70	644

Total other income (expense)	400	135	264	3,617	365

Net loss	$(20,040)	$(23,420)	$(14,981)	$(37,329)	$(6,400)

Basic and diluted net loss per share	$(0.88)	$(1.05)	$(0.75)	$(2.78)	$(0.61)
Weighted average common shares used in computing basic and diluted net loss per share	22,752	22,316	19,860	13,405	10,454

	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$7,249	$21,949	$7,768	$26,886	$35,264
Short-term investments	—	3,332	—	—	—
Working capital	5,486	23,363	4,464	19,784	33,102
Total assets	22,761	43,230	63,729	78,098	75,225
Long-term obligations, less current portion	954	4,491	4,791	7,701	11,055
Stockholders’ equity	12,858	32,788	45,157	55,385	53,635

Note:  For presentation purposes, years ended December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000, and January 2, 1999 are presented as fiscal years 2002, 2001, 2000, 1999 and 1998, respectively.

(1)	During 2002 and 2001, we incurred a $1.6 million credit and $6.8 million charge, respectively, on the divestiture of our Plasma Operations (see Note 4 to the consolidated financial statements).
(2)	During 2000, we recorded a $1.2 million incentive sales credit reflecting unused sales incentives from the program which commenced in 1999 (see Note 11 to the consolidated financial statements).
(3)	Partner research funding includes collaborator reimbursement amounts received from related parties in the amounts of $3.6 million, $5.8 million, $4.0 million, $1.8 million and $2.3 million in 2002, 2001, 2000, 1999 and 1998, respectively. Cost of sales includes royalties and materials used in the production of PLAS+®SD which were paid or owed to related parties in the amounts of $0.9 million, $0.4 million, $0.8 million and $1.1 million in 2001, 2000, 1999 and 1998, respectively.
(4)	During 1999, we recorded a $4.5 million sales incentive charge. We negotiated a settlement with an insurance carrier related to a 1996 plasma loss under which we received a cash payment of $3.5 million. In connection with the merger with Pentose Pharmaceuticals in 1999, we recorded a $33.0 million write off of in-process research and development. Additionally, in anticipation of the merger, we recorded a research and development charge for $2.2 million for severance and related expenses. We recorded a one-time charge of $2.6 million for the voluntary recall of lots of PLAS+®SD.
(5)	For fiscal year 1998, we completed our IPO of 3,325,000 shares of our common stock at a price of $12.00 per share, raising net proceeds of $35.9 million. In conjunction with the collaboration agreement between ourselves and Pall Corporation, Pall acquired $9.0 million of our common stock in two private placements, the second of which closed contemporaneously with, and at the same price terms and conditions as the IPO. We recorded a charge to operations of $2.2 million representing the difference between the purchase price paid by Pall and the estimated fair value of the common stock on the date of purchase.
(6)	In May 1998, we received FDA approval of our virally inactivated transfusion plasma, PLAS+®SD, and commenced product sales in June 1998.
(7)	In fiscal year 2002, we recorded a $1.2 million credit to Plasma Operations divestiture to recognize the settlement with the Bureau of Alcohol, Tobacco and Firearms of a dispute over ethanol usage taxes (see Note 16 to the consolidated financial statements).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 21, 2003, we announced the achievement of the Phase III clinical trial milestone under our agreement with Pall Corporation, thereby triggering a $4 million investment by Pall in Vitex common stock. This investment will be priced at $1.02 per share, the average of recent market prices, and will close if we secure more than an additional $11.0 million in equity financing, including through the rights offering described below, on or before September 30, 2003.

Also on January 21, 2003, we announced the filing of a registration statement with the Securities and Exchange Commission for a proposed rights offering of our common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all our shareholders. Under the terms of the rights offering, which remain subject to change, shareholders will receive 0.87 subscription rights for each share of common stock which they own at the record date thereby entitling them to purchase shares of Vitex common stock representing a total of approximately 19.8 million shares. Holders who exercise their basic subscription right will have oversubscription rights to purchase any unsubscribed shares. The exercise price will be $1.02 per share, the same pricing as the Pall $4 million Phase III milestone investment. We have received expressions of interest from certain institutional and venture capital shareholders and their affiliates in exercising their basic and oversubscription rights to purchase common stock under the proposed rights offering. As of March 25, 2003, expressions of interest total between $14 million and $19 million. We intend to close the Pall $4 million investment commitment concurrently with the rights offering resulting in anticipated minimum gross proceeds from the two transactions of between $18 million and $23 million.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results and the accounting policies most critical to the preparation of our consolidated financial statements include the following:

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 (SAB101), “Revenue Recognition in Financial Statements”. Revenues under partner research collaborations are recognized as we incur research costs eligible for reimbursement under the collaboration agreements. Non-refundable up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. The Company continually reviews these estimates that could result in a change in the deferral period. Amounts received in advance of the incurrence of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

Prior to the divestiture of our Plasma Operations in August 2001, we recognized revenue from processing services when persuasive evidence of a sales arrangement existed, the processing services were rendered, certain quality control requirements were met and risk of loss passed to the customer.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis, and could result in significantly different asset impairment charges.

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

We adopted SFAS No. 142 during the first quarter of 2002 without a material impact on our financial position or results of operations.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss under the guidance of Statement of Financial Accounting Standards No. 5, “Contingencies”. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

Results of Operations

Fiscal Year 2002 as Compared to Fiscal Year 2001

Net Revenues

Partner research funding decreased by $2.0 million to $4.2 million for fiscal year 2002 in comparison with 2001 as a result of our August 2002 modification of the Pall collaboration. Under terms of that modification, we assumed responsibility from Pall for funding of the INACTINE™ red cell program. Prior to August 2002, partner research funding was principally from Pall Corporation.

Processing revenue for 2001 was related to the Plasma Operations which we divested in August 2001; accordingly, we had no processing revenue in 2002.

Research and Development

Our research and development activities all relate to the development of pathogen inactivation technologies for blood products of which our INACTINE™ chemistry is currently the core technology and our INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) is the lead product candidate. The INACTINE™ system has completed Phase I and Phase II clinical trials in human subjects and has now entered Phase III trials in the United States.

Our research and development spending on pathogen inactivation technologies principally includes our internal research efforts, scientific and development work under contract to independent vendors, our intellectual property protection efforts and clinical trials conducted by medical institutions. Research and development spending on pathogen inactivation technologies totaled $21.5 million for 2002 as compared to $20.2 million for 2001, an increase of $1.3 million, or 7 percent. The increase from 2001 includes a non-recurring $1.0 million royalty prepayment in 2002 in connection with engineering services for the INACTINE™ system as well as component development costs and outside studies of the safety profile of the INACTINE™ system. In fiscal year 2000, research and development spending totaled $17.7 million. Cumulatively, we have invested $128.2 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our Phase III clinical trial program for the INACTINE™ system began in December 2002 and we expect that program to continue into the second half of fiscal 2004. At that point, we will prepare a Biologics License Application (BLA) for submission to the FDA which initiates the final step of FDA review, leading to a decision by the FDA on approval to market the system in the U.S. The time involved in this stage of the FDA review is not within our control and we cannot reasonably estimate this time period. We intend to introduce the INACTINE™ system into the U.S. market shortly after receiving BLA approval. We anticipate that our research and development spending during the time leading to our filing of a BLA, including the cost of conducting clinical trials, will be in the annual range of approximately $25 million.

In parallel with this process, we will be developing and implementing a strategy to achieve marketing approval of the INACTINE™ system in the European Community and Japan. We are currently in the course of developing this strategy and have not yet arrived at estimates of the timing and related cost.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside our control, including the enrollment rates and results of the Phase III clinical trials, the length of the FDA and foreign regulatory approval processes, the success of our fundraising efforts, our ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of our product. These factors are also described elsewhere in this Form 10-K in the section entitled “Risk Factors.” Accordingly, we are unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINE™ system, or the period in which we can expect material net cash inflows from the system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.0 million or 39 percent to $4.8 million in 2002 versus the prior year period. The decrease reflects lower administrative staffing levels required for our operations subsequent to the divestiture of the Plasma Operations in August 2001.

Cost of Sales

Cost of sales of $15.7 million recorded in fiscal year 2001 contains costs incurred by the Plasma Operations prior to the divestiture of those operations on August 14, 2001. Accordingly, there were no cost of sales in 2002.

Plasma Operations Impairment

We recorded a net asset impairment charge of $6.8 million during fiscal 2001 due to the divestiture of our Plasma Operations in August of that year. In 2002, we recorded credits of $1.6 million primarily related to the $1.2 million settlement of an ethanol tax dispute with the U.S. Bureau of Alcohol, Tobacco and Firearms as well as the settlement of certain liabilities below recorded amounts.

Interest Income, Net

We earned net interest income of $0.4 million in 2002 versus net interest income of $0.1 million for the prior year. The difference was due primarily to lower average term debt obligations during 2002.

Provision for Income Taxes

For fiscal years 2002 and 2001, we have recorded no income tax expense or benefit. At December 28, 2002 and December 29, 2001, we established a full valuation allowance against our net deferred tax asset positions of $47.2 million and $38.0 million, respectively. Realization of these net deferred tax assets will be based on, among other things, our ability to generate future taxable profits and utilize our net operating loss carryforwards and tax credits before they expire.

Fiscal Year 2001 as Compared to Fiscal Year 2000

Net Revenues

Processing revenues decreased 42 percent to $20.6 million for fiscal year 2001 in comparison with $35.5 million in fiscal year 2000. The 2001 results reflect a partial year of activity due to the divestiture of the Plasma Operations on August 14, 2001. The Plasma Operations were responsible for all reported processing revenues.

Partner research funding, principally from Pall Corporation, increased by $2.2 million or 55 percent to $6.3 million for the fiscal year 2001 versus fiscal year 2000. The increase reflects the acceleration of our research and development efforts in the INACTINE™ red blood cell program.

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

Research and Development

Research and development costs increased by $2.7 million to $20.2 million in fiscal year 2001 versus $17.5 million in fiscal year 2000. Our increased spending is concentrated in our INACTINE™ red cell pathogen reduction program which covered Phase II clinical trials in 2001.

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

Provision for Income Taxes

For fiscal years 2001 and 2000, we have recorded no income tax expense or benefit. At December 29, 2001 and December 30, 2000, we established a full valuation allowance against our net deferred tax asset positions of $38.0 million and $25.7 million, respectively. Realization of these net deferred tax assets will be based on, among other things, our ability to generate future taxable profits and utilize our net operating loss carryforwards and tax credits before they expire.

Liquidity and Capital Resources

We have historically financed our operations through sales of common stock, issuance of short-term and long-term debt, capital lease financing arrangements and research and development funding.

At December 28, 2002, we had working capital of $5.5 million, including cash and cash equivalents of $7.2 million, in comparison with working capital of $23.4 million, including cash and cash equivalents and short-term investments of $25.3 million at December 29, 2001. The primary objectives for our investment of cash balances are safety of principal and liquidity. Available cash balances are historically invested in money market funds and in portfolios of investment grade corporate and U.S. government securities.

During the year ended December 28, 2002, our total cash and investments position decreased by $18.0 million primarily reflecting operating losses and changes in working capital of $20.9 million, investments in property and equipment of $1.5 million and repayment of capital lease obligations of $0.3 million. This spending was offset by borrowings of $2.5 million under the Pall Corporation revolving credit facility and the receipt of $2.0 million contingent consideration related to the 2001 divestiture of the Plasma Operations.

Under our collaboration agreement, Pall Corporation is obligated to make a $4 million investment in our common stock at an average market price upon initiation of Phase III clinical trials. This milestone was achieved on December 31, 2002 resulting in pricing of $1.02 per share for the investment. The investment is expected to close concurrently with the rights offering as described below. In addition, Pall has made available to us a revolving credit facility in the total amount of $5.0 million of which $2.5 million was available for future drawdowns at December 28, 2002. In February 2003, we drew the remaining $2.5 million under the facility.

We are involved in discussions with potential distribution partners for the INACTINE™ red cell system. These companies have marketing capabilities in different regions of the world and also have substantial technology and financial resources. We expect that if we enter marketing collaborations with new partners, the terms of the arrangements would involve upfront and milestone payments to Vitex. At this date, we cannot predict the likelihood of closing new marketing partnerships in the near future or the likely terms of those partnerships.

On January 21, 2003, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) for a proposed offering of our common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all our shareholders. Under terms of the rights offering, shareholders will receive 0.87 subscription rights for each share of common stock which they own at the record date, thereby entitling them to purchase shares of Vitex common stock representing a total of approximately 19.8 million shares. The exercise price will be $1.02 per share, the same pricing as the Pall $4 million Phase III milestone investment commitment. Pall is required to complete its equity milestone investment if we close an equity financing of $11 million or more prior to September 30, 2003. As of March 25, 2003, we have received non-binding expressions of interest in the proposed rights offering totaling $14 million to $19 million. With the rights offering in this minimum range, we intend to close the rights offering concurrently with the Pall milestone investment resulting in anticipated minimum proceeds of $18 million to $23 million from the combined transactions. As further described in Note 11 to the consolidated financial statements, if the total financing exceeds $15 million, our credit facility with Pall will mature and we will repay the current outstanding balance of $5 million, The registration statement for the rights offering is currently under review by the SEC. The Company intends to commence the rights offering shortly after the review is completed and the registration statement is declared effective by the SEC. However, there is no guarantee that we will be able to successfully complete these transactions.

At December 28, 2002, the Company had cash and available borrowings under its revolving credit facility of approximately $9.7 million. Management believes that these resources will only be adequate to support the Company’s operations into the second quarter of fiscal 2003.

In the event that our fund raising efforts are not successful in raising the minimum proceeds indicated under the expressions of interest, the Company intends to delay or reduce expenditures so as to continue its operations on a limited scale and within its available resources.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Pro Forma Results of Operations

The following unaudited pro forma statements of operations are based on our historical consolidated financial statements after giving effect to the divestiture of our Plasma Operations as if the sale had occurred on the first day of fiscal year 2000. In deriving these unaudited pro forma statements, we eliminated revenues, cost of sales, research and development expenses, sales and marketing costs, divestiture adjustments and interest expense associated with the Plasma Operations from the historical financial statements. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have been reported had the divestiture occurred on the first fiscal day of 2000, or of our future results of operations.

Pro Forma Condensed Consolidated Statements of Operations

For the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(unaudited) (in thousands, except for per share data)

	December 28, 2002	December 29, 2001	December 30, 2000
Revenues–partner research funding	$4,225	$6,264	$4,030

Cost and expenses:
Research and development costs	21,537	20,098	16,074
General and administrative expenses	4,756	7,446	6,915

Total operating costs and expenses	26,293	27,544	22,989

Loss from operations	(22,068)	(21,280)	(18,959)
Interest income, net	400	470	787

Net loss	$(21,668)	$(20,810)	$(18,172)

Basic and diluted net loss per share	$(0.95)	$(0.93)	$(0.92)
Weighted average common shares used in computing basic and diluted net loss per share	22,752	22,325	19,860

Pro Forma Fiscal 2002 as Compared to Pro Forma Fiscal 2001

Net Revenues

Partner research funding decreased by $2.0 million to $4.2 million for fiscal year 2002 in comparison with 2001 as a result of our August 2002 modification of the Pall collaboration. Under terms of that modification, we assumed responsibility from Pall for funding of the INACTINE™ red cell program. Prior to August 2002, partner research funding was principally from Pall Corporation.

Research and Development

Research and development costs of $21.5 million for 2002 increased $1.4 million or 7 percent from the prior year. The increase encompasses a non-recurring $1.0 million royalty prepayment in 2002 in connection with engineering services and increased costs of development and safety studies for the INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system). We began Phase III clinical trials for the INACTINE™ system in December 2002 and expect an increase in research and development spending in future quarters as we move forward with these trials.

General and Administrative Expenses

General and administrative expenses decreased $2.7 million or 36 percent to $4.8 million in 2002 versus the prior year period. The decrease reflects lower administrative staffing levels required for our operations subsequent to the divestiture of the Plasma Operations in August 2001 as well as a credit of approximately $0.3 million in the fourth quarter of fiscal 2002 for adjustment of compensation-related accrued expenses.

Interest Income, Net

We earned interest income of $0.4 million in 2002, consistent with 2001.

Pro Forma Fiscal 2001 as Compared to Pro Forma Fiscal 2000

Net Revenues

Partner research funding, principally from Pall Corporation, increased by $2.2 million or 55 percent to $6.3 million for the fiscal year 2001 versus fiscal year 2000. The increase reflects the acceleration of our research and development efforts in the INACTINE™ Pathogen Reduction System for red cells.

Research and Development

Research and development costs increased by $4.0 million to $20.1 million in fiscal year 2001 versus $16.1 million in fiscal year 2000. Our increased spending is concentrated in our INACTINE™ Pathogen Reduction System for red cells which covered Phase II clinical trials in fiscal year 2001.

General and Administrative Expenses

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

Risks Related to Our Business

We have historically incurred operating losses and these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities in blood safety and we expect these losses to continue for the foreseeable future. As of December 28, 2002, we had an accumulated deficit of approximately $128.8 million. Our year-to-date losses as of December 28, 2002 were $20.0 million. During the next several years we expect to continue our INACTINE™ development efforts and other research activities. The INACTINE™ red blood cell Phase III clinical trial program will be conducted in the U.S. and clinical studies will likely occur in other geographic markets. Product commercialization activities will be at a higher level and our expenditures for research and development will likely increase. We are actively seeking marketing partners who would provide financial support to our INACTINE™ red blood cell program; however, at this time we are not able to assess the probability of success in attracting partners or the timing and amount of their financial support. It is likely that we will continue to incur operating losses for the foreseeable future.

We will need additional capital in the future, but our access to such capital is uncertain.

Our current resources are insufficient to fund all of our commercialization efforts. As of December 28, 2002 we had cash on hand of $7,249,000 and funding commitments from Pall Corporation totaling $6,500,000 through a combination of a $4,000,000 equity milestone investment, if we secure more than an additional $11,000,000 in equity financing by September 30, 2003, plus available borrowings of $2,500,000 under a revolving credit facility. As of March 1, 2003, we have drawn down the maximum available borrowings of $5,000,000 under the Pall credit facility. We are obligated to repay this amount to Pall upon the earlier of August 1, 2003 and the date on which we receive at least $15,000,000 in equity financing. We anticipate, based on expressions of interest we have received, that we will receive more than $15,000,000 in proceeds from our proposed rights offering and the anticipated milestone investment from Pall. Accordingly, we expect that we will use a portion of the proceeds of this rights offering to repay the $5,000,000 obligation to Pall. Presently, we are consuming approximately $6,500,000 cash per quarter. We are proposing the sale of common stock in a maximum amount of approximately $20,000,000 under the terms of a rights offering to shareholders. A combination of available cash, anticipated Pall funding and a successful rights offering will provide sufficient cash resources for our activities during fiscal 2003. Our capital needs beyond fiscal 2003 will depend on many factors, including our success in negotiating marketing partnerships, the extent of our research and development activities, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of additional collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of or eliminate one or more of our development programs;

•	obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our ability to continue as a going concern is dependent on future financing.

KPMG LLP, our independent auditors, have included an explanatory paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended December 28, 2002, which highlights that our current cash balances and available borrowings under our revolving credit facility are insufficient to support our operations until the end of the fiscal year ended December 27, 2003, thereby raising substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in KPMG LLP’s audit opinion on our consolidated financial statements for the fiscal year ended December 28, 2002 could have a detrimental effect on our stock price, the proposed rights offering and our ability to raise new capital.

Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our consolidated financial statements as a result of the outcome of the uncertainty described above. If we cannot continue as a going concern, we may have to liquidate our assets and we may be able to sell them for significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock would receive, if anything, in liquidation.

Our success depends on new products and systems which we are developing, but may be unable to commercialize due to numerous factors, including regulatory requirements on both us and our customers.

The success of our business depends on the successful development and commercialization of pathogen reduction products and systems, including products based on the INACTINE ™ system. Successful commercialization of our products and systems under development depends, in significant part, on our ability to:

•	complete their development in a timely fashion;

•	demonstrate their safety in clinical trials;

•	obtain and maintain patents or other proprietary protections;

•	obtain required regulatory approvals;

•	implement efficient, commercial-scale manufacturing processes;

•	sell into relevant markets before competitors;

•	obtain approval for reimbursement under health care systems; and

•	establish and maintain sales, marketing, distribution and development collaborations.

Our pathogen inactivated blood products are under development and have not been approved by the FDA for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. The regulatory process includes pre-clinical (animal) studies and clinical (human) trials of each product to establish its safety and efficacy. During fiscal year 2002 we spent approximately $21,500,000 on research and development.

We must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate our products are safe and effective before they can be approved for commercial sale. Our lead product,

INACTINE ™ Pathogen Reduction System for red cells, has completed Phase I and Phase II clinical trials in the United States. We commenced pivotal Phase III clinical trials, consisting of two studies, in December 2002. The FDA has concurred with the design of both of these studies. The results from pre-clinical studies and early clinical trials conducted by us will not ensure that results obtained in later clinical trials will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Our completion of clinical trials may also be delayed by slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse events occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Delays in our clinical testing or approval from government authorities will increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. Our clinical development plan for cellular products, including INACTINE™, assumes that only data from laboratory studies, not from human clinical trials, will be required to demonstrate efficacy in reducing pathogens and that clinical trials for these products will instead focus on demonstrating therapeutic efficacy, safety and tolerability of treated blood components. Although we have held discussions with the FDA concerning the proposed clinical plan for these products, this plan of demonstrating safety and efficacy may not ultimately be acceptable to the FDA or the FDA may reconsider any decision that this clinical plan is appropriate.

Even if our products receive approval for commercial sale, their manufacture, storage, marketing and distribution are and will be subject to extensive and continuing regulation in the United States by the federal government, especially the FDA, and state and local governments. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would harm our business. Later discovery of problems with our product may result in additional restriction on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expenses. Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of our products or result in significantly increased compliance costs.

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies including those for the Americas, Middle East, Europe, and Asia and the Pacific have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new drug product and makes an independent determination for product registration.

In addition to the regulatory requirements applicable to us and our products and systems, there are regulatory requirements applicable to our prospective customers, the blood banks that process and distribute both blood and blood products. Blood banks, such as the American Red Cross and the New York Blood Center, will be required to obtain approved license supplements from the FDA before using products processed with our pathogen reduction systems. FDA delays in approving these supplements may deter some blood centers from using our products. In addition, blood centers that do submit supplements may face disapproval or delays in approval that could in turn cause further delay or deter them from using our products.

If we fail to establish and maintain relationships with strategic collaborators and distributors, we may be unable to market our products.

We are dependent on enlisting strategic collaborators, including Pall Corporation, for sales, marketing and distribution support and for financial support in the development of our INACTINE™ Pathogen Reduction

System for red cells. We are currently seeking new distribution partners for our INACTINE™ system for red cells. If we fail to develop new strategic partnerships or to maintain existing alliances, the failure will delay or possibly inhibit the commercialization of our products.

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

Our technologies are new and unproven. We will need to gain market acceptance to generate revenue.

We believe that market acceptance of our products and systems will depend on our ability to provide acceptable evidence of their safety, efficacy and cost-effectiveness. Implementation of our systems will involve new investment by our customers which we believe will result in significant improvements in safety and cost savings in health care. We believe that market acceptance of our products and systems will also depend upon the extent to which physicians, patients and health care payers perceive that the benefits of using our products and systems justify the additional costs and processing requirements. Our products and systems may not gain any significant degree of market acceptance among blood centers, physicians, patients and health care payers, even if clinical trials demonstrate safety and efficacy and necessary regulatory approvals and health care reimbursement approvals are obtained. If our products and systems fail to achieve market acceptance, we may never become profitable.

A small number of customers will determine market acceptance of our products.

A defined number of blood collection services will dominate the market for the INACTINE™ Pathogen Reduction System for red cells. In the United States, the American Red Cross and the America’s Blood Centers collect and distribute the vast majority of the nation’s supply of blood and blood components. Major United States blood centers include the New York Blood Center and the United Blood Services, each of which distributes approximately 6 percent of the nation’s supply of blood and blood components. In Western Europe and Japan, various national blood transfusion services or Red Cross organizations collect, store and distribute virtually all of their respective nations’ blood and blood components supply. Failure to properly market, price or sell our products to any of these large customers could significantly diminish potential product revenue.

We rely on a limited number of suppliers to manufacture our inactivation compound and other components of our INACTINE™ Pathogen Reduction System for red cells.

Our INACTINE™ system uses a small molecule compound known as PEN110 to inactivate pathogens. We have a contract with one manufacturer for PEN110 and are currently seeking to qualify additional manufacturers to produce this compound to meet our anticipated commercialization requirements. If any of these manufacturers, which have not yet been identified, cannot produce and deliver this compound in the required quantities, to the required standards, or in a timely manner we may face delays in the commercialization of the INACTINE™ system before we are able to identify alternate or additional manufacturers to meet these requirements.

The procedure for inactivating pathogens using the INACTINE™ system requires the use of a cell washing system to remove PEN110, cell debris and other impurities. We are currently using a cell washing system manufactured by Haemonetics, which we exclusively license from Haemonetics pursuant to a development and manufacturing agreement. When and if our INACTINE™ system is commercialized, Haemonetics will provide contract manufacturing services for the cell washing equipment and associated disposables. If Haemonetics fails to deliver an adequate supply of the cell washing systems and disposables, we would be required to identify other third-party manufacturers. We may not be able to identify such manufacturers on a timely basis or enter into contracts with such manufacturers on reasonable terms, if at all. Any delay in the availability of the cell washing system and the disposables from Haemonetics could delay commercialization and subsequent sales of the INACTINE™ system. Furthermore, the inclusion of cell washing systems manufactured by others could require us to seek new approvals from governmental regulatory authorities, which could result in delays in product delivery. We may not be able to receive any such required regulatory approvals.

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

Many of our competitors or potential competitors, including our principal competitors Cerus Corporation and Gambro, have substantially greater financial and other resources than we have and may also have greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures as well as in marketing their products. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with greater marketing and manufacturing capabilities. Our competitors may obtain patent protection, receive FDA approval or commercialize products before we do.

Our ability to compete successfully against currently existing and future alternatives to our pathogen reduction technology and competitors who compete directly with us in the pathogen reduction industry will depend, in part, on our ability to:

•	attract and retain skilled scientific and research personnel;

•	develop technologically superior products;

•	develop competitively priced products;

•	obtain patent or other required regulatory approvals for our products;

•	be early entrants to the market; and

•	manufacture, market and sell our products, independently or through collaborations.

If we are unable to protect our intellectual property, we may not be able to operate our business profitably.

Our success depends on our ability to develop proprietary products and technologies, to obtain and maintain patents, to protect trade secrets, and to prevent others from infringing on our proprietary rights. We have exclusive patents, licenses to patents and patent applications covering critical components of our technologies. We also seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees and certain contractors. Our patents, pending patent applications and licensed technologies may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. We cannot be certain that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the know-how and inventions. In addition, the laws of certain non-United States countries do not protect intellectual property rights to the same extent, as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability.

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

Litigation may be necessary to assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets or know-how, we may be unable to operate profitably.

If we are unable to operate our business without infringing upon intellectual property rights of others, we may not be able to operate our business profitably.

Our success depends on our ability to operate without infringing upon the proprietary rights of others. We are aware that patents have been applied for and/or issued to third parties claiming technologies for decontamination of blood and blood products that may be similar to those needed by us. We endeavor to follow developments in these fields and we do not believe that our technologies and/or products infringe upon any proprietary rights of third parties. To the extent that planned or potential products turn out to be covered by patents or other intellectual property rights held by third parties, we would need a license under such patents or other intellectual property rights to continue development and marketing of our products. Any required licenses may not be available on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or sale of our products.

Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unsuccessful in defending against claims of infringement, we may be unable to operate profitably.

If we lose or are unable to hire and retain qualified personnel, we may not be able to develop our products and technology.

We are highly dependent on the members of our scientific and management staff but have no formal employment agreements with our employees. Although we believe we have been successful in attracting and retaining our employees, we may not be able to attract and retain personnel on acceptable terms, if at all, given the competition for such personnel among other companies and research and academic institutions. If we lose an executive officer or certain key members of our research and development staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and technology may be hindered. We have not purchased any key-man life insurance. To date, no executive officer or key employee has notified us of any plans to terminate employment with us.

Third-party reimbursement policies may adversely affect our ability to commercialize and sell our products and services.

Our ability to successfully commercialize our products depends in part on the extent to which appropriate levels of reimbursement for our products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations, such as managed care organizations, or MCOs. Any failure by doctors, hospitals and other users of our products or systems to obtain appropriate levels of reimbursement could adversely affect our ability to sell these products and systems.

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

We use and generate hazardous materials in our research activities. Defending against any claims relating to the improper handling, storage, release or disposal of these materials could be time consuming and costly.

We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. There can be no assurance that we will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development activities, including development of the INACTINE™ Pathogen Reduction System for red blood cells, involve the controlled use of hazardous materials, including certain hazardous chemicals, viruses and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our insurance limits and our cash resources.

We may face exposure to product liability claims.

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in our Phase III clinical trials which are currently underway and in the testing, and future manufacturing and marketing of human blood products, including our INACTINE™ system. Although we currently maintain product liability insurance, such insurance may not be adequate and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products which could have a material adverse effect on our business.

Risks Related to Our Stock

Our stock price is volatile and you may not be able to resell your shares at or above the price you paid for them.

We first publicly issued common stock on June 11, 1998 at $12.00 per share in our initial public offering. Between June 11, 1998 and March 1, 2003 the closing sale price has ranged from a high of $17.63 per share to a low of $0.40 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of operations;

•	the announcement of new products or services by us or competitors;

•	changes in or failure to meet earnings estimates by securities analysts;

•	sales of common stock by existing stockholders or the perception that these sales may occur;

•	adverse judgments or settlements obligating us to pay damages;

•	negative publicity;

•	loss of key personnel;

•	developments concerning proprietary rights, including patents and litigation matters; and

•	regulatory developments in both the United States and foreign countries.

In addition, overall stock market volatility has often significantly affected the market prices of securities for reasons unrelated to a company’s operating performance. In the past, securities class action litigation has been commenced against companies that have experienced periods of volatility in the price of their stock. Securities litigation initiated against us could cause us to incur substantial costs and could lead to the diversion of management’s attention and resources, which could have a material adverse effect on our revenue and earnings.

We may not be able to comply with The Nasdaq National Market continued listing requirements.

On November 11, 2002, we received notice from the The Nasdaq Stock Market, Inc. (“Nasdaq”) that our common stock had failed to maintain the minimum bid price closing requirement of $1.00 for 30 consecutive trading days required to maintain continued listing on the Nasdaq National Market. The letter specified that, unless our common stock closes at a minimum bid price of $1.00 or more for ten consecutive days by February 10, 2003, Nasdaq would notify us at that time of its intent to delist the stock. The letter also stated that we could appeal any delisting notification received at that time. On January 30, 2003, The Nasdaq Board of Directors voted to modify its rules for continued listing to provide an extension of the grace period for compliance with the minimum bid price. The proposed new rules were approved by the SEC on March 11, 2003. On March 19, 2003, we received a letter from Nasdaq indicating that we now have until May 12, 2003 to regain compliance with the requirements for continued listing on the Nasdaq National Market. If our closing bid price remains below $1.00, our Board of Directors will consider effecting a reverse stock split. The November 11, 2002 letter also indicated that we have fallen below the requirement that the market value of our publicly held shares be at least $5 million. On November 22, 2002, we sent a letter to Nasdaq disputing their contention that we were not in compliance with their market value requirement. Although we have had no formal response to this letter since that date, the March 19, 2003 letter indicates that Nasdaq no longer contends that the market value of our publicly held shares is below $5 million. Delisting could have an adverse effect on our price and trading volume, and stockholders might find it more difficult to dispose of their shares of our common stock.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair our ability to raise capital through additional offerings.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 68% of the outstanding common stock as of March 1, 2003. In addition, if we receive commitments from any of these stockholders to acquire shares of our common stock in the proposed rights offering, that ownership percentage could substantially increase. The 19.8 million shares of our common stock offered for sale in the proposed rights offering will be immediately freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares purchased by an “affiliate” of ours (as that term is defined under the rules and regulations of the Securities Act), which will be subject to the resale limitations of Rule 144 under the Securities Act. In addition, approximately 1,475,000 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised. Sale, or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Our largest stockholder, Ampersand Ventures, owns sufficient shares of our common stock to significantly affect the results of any stockholder vote.

Our largest stockholder, Ampersand Ventures, beneficially owns or controls approximately 29% of our common stock as of March 1, 2003 and could increase its percentage ownership of our common stock as a result of its participation in our proposed rights offering. Ampersand Ventures (including its affiliates), has expressed interest in the purchase of up to 10,800,000 shares in this offering. Under certain conditions, Ampersand could own directly and indirectly up to 39.8% of our outstanding shares following the closing of the offering. Certain matters which, under our restated Certificate of Incorporation, require a 66 2/3% vote by the stockholders for approval may be delayed or blocked by Ampersand Ventures, either alone or in collaboration with any other 5% or more stockholder. These matters include the election of the Board of Directors, amendments to our organizational documents, or approval of any merger, sale of assets or other major corporate transaction.

In addition, our executive officers and directors, including those directors representing Ampersand Ventures, beneficially own approximately 49% of our common stock as of March 1, 2003, which percentage could also increase as a result of participation by such stockholders and their affiliates in the proposed rights offering. As a result, these executive officers and directors as a group have the ability to significantly influence the outcome of matters requiring a stockholder vote.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

Certain provisions of our restated certificate of incorporation and restated by-laws in effect as of March 1, 2003, as well as the Delaware General Corporation Law (the “DGCL”), reduce the power of stockholders generally, even those with a majority of the voting power in our Company, to remove incumbent directors and to fill vacancies on the Board of Directors without the support of the incumbent directors.

In addition, our restated certificate of incorporation and restated by-laws provide that stockholder action may not be effected without a duly called meeting. Our restated certificate of incorporation and restated by-laws also do not permit our stockholders to call special meetings of stockholders. This effectively limits the ability of our stockholders to conduct any form of consent solicitation.

Provisions of the DGCL, our restated certificate of incorporation and restated by-laws could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of our Company without approval of our Board of Directors, even if such acquisition were beneficial to other stockholders. Moreover, the provisions of the DGCL and our restated certificate of incorporation and restated by-laws relating to the removal of directors and the filling of vacancies on the Board of Directors preclude a third party from removing incumbent directors without cause and simultaneously gaining control of the Board of Directors by filling, with its own nominees, the vacancies created by removal. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the common stock. Such provisions also allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to the effects of changes in interest rates on our investments of available cash balances in money market funds and in portfolios of investment grade corporate and U.S. government securities and on our borrowings under the Pall revolving credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules required under item 8 are set forth under item 15 and are herein incorporated by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the portions of the Definitive Proxy Statement entitled “Proposal 1—Election of Directors”, “Additional Information” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the portions of the Definitive Proxy Statement entitled “Executive Compensation” and “Additional Information—Compensation of Directors”.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the portions of the Definitive Proxy Statement entitled “Security Ownership by Management and Principal Stockholders” and “Equity Compensation Plan Information”.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the portion of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements

Report of Independent Auditors	Page 44

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	Page 45

Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	Page 46

Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	Page 47

Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	Page 48

Notes to Consolidated Financial Statements	Page 49

Other information and consolidated financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the thirteen weeks ended December 28, 2002.

(c) Exhibits

The following exhibits are required to be filed with this Report by Item 15 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

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

3.1

Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2

Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant’s 2000 Annual Report on Form 10-K and incorporated herein by reference.

3.3

Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001, filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (Registration Statement No. 333-57418) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003. Filed herewith ..

Exhibit Number	Description

3.5

Amended and Restated By-laws of the Company, filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (Registration Statement No. 333-57418) and incorporated herein by reference.

4.1

Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.2

Stock Warrant between the Company and Bear, Stearns & Co. Inc., dated April 29, 1997. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.3

Warrant to Purchase Common Stock between the Company and the Trustees of Columbia University in the City of New York, dated June 21, 1996. Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.4

Contingent Stock Subscription Warrant between the Company and CB Capital Investors, Inc., dated April 29, 1997. Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.1	1998 Equity Incentive Plan. Filed herewith.

10.2*	1998 Director Stock Option Plan. Filed as Appendix B to the Registrant’s 1999 Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.

10.3	Amended and Restated 1998 Employee Stock Purchase Plan. Filed herewith.

10.4+

Joint Development, Marketing and Distribution Agreement between the Company and Pall Corporation, dated February 19, 1998. Filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.5

Amendment No. 1 to the Joint Development, Marketing and Distribution Agreement between Pall Corporation and the Company, dated July 19, 1999. Filed as Exhibit 4.4 to the Registrant’s 1999 Quarterly Report on Form 10-Q filed August 11, 1999 and incorporated herein by reference.

10.6+

Stock Purchase Agreement between Pall Corporation and the Company, dated February 19, 1998. Filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7

Registration Rights Agreement between the Company and the Investors named therein, dated February 19, 1998. Filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.8*

Separation Agreement and General Release between Bernard Horowitz and the Company executed September 13, 1999. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 15, 1999, and incorporated herein by reference.

10.9*

Letter Agreement between the Company and John R. Barr, dated November 10, 1997. Filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.10*

Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

Exhibit Number	Description

10.11*	1999 Supplemental Stock Option Plan. Filed as Annex C to the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.12

Indenture of lease made and entered into as of August 4, 1999 by and between Pentose Pharmaceuticals, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s 2000 Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.13++

Agreement dated May 4, 2001 between ISIS Innovation Limited and V.I. Technologies, Inc. Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.14++

Agreement for the Sponsorship of a Research Programme between the Chancellor, Masters, and Scholars of the University of Oxford and V.I. Technologies, Inc. dated April 1, 2001. Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.15++

Development and Supply Agreement between V.I.Technologies, Inc. and Haemonetics Corporation dated January 25, 2000. Filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2001 and incorporated herein by reference.

10.16

Share Purchase Agreement by and among V.I. Technologies, Inc. and The State of Wisconsin Investment Board, dated as of March 1, 2001. Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 12, 2001 and incorporated herein by reference.

10.17++

Asset Purchase Agreement, dated August 13, 2001, by and among V.I. Technologies, Inc. and Precision Pharma Services, Inc. Filed as Exhibit 2.1 to the Registrant’s Form 8-K filed August 28, 2001 and incorporated herein by reference.

10.18++

Marketing Rights, Development, Royalty, Revolving Credit and Security Agreement between Pall Corporation and V.I. Technologies, Inc. dated August 6, 2002. Filed as Exhibit 10.42 to the Registrant’s 2002 Quarterly Report on Form 10-Q filed August 13, 2002 and incorporated herein by reference.

10.19++

Amendment No. 1 dated August 6, 2002 to Stock Purchase Agreement dated February 19, 1998 by and between V.I. Technologies, Inc. and Pall Corporation. Filed as Exhibit 10.43 to the Registrant’s 2002 Quarterly Report on Form 10-Q filed August 13, 2002 and incorporated herein by reference.

10.20	Letter Agreement with Pall Corporation dated December 10, 2002. Filed herewith.

10.21	Letter Agreement with Pall Corporation dated January 17, 2003. Filed herewith.

14.1	V.I. Technologies, Inc. Code of Business Conduct and Ethics. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V.I. TECHNOLOGIES, INC.

By: /s/ John R. Barr
John R. Barr President and Chief Executive Officer March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Barr John R. Barr	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ Samuel K. Ackerman, M.D. Samuel K. Ackerman, M.D.	Chairman of the Board of Directors	March 26, 2003

/s/ Thomas T. Higgins Thomas T. Higgins	Executive Vice President, Operations, (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

/s/ Richard A. Charpie Richard A. Charpie	Director	March 26, 2003

/s/ Jeremy Hayward-Surry Jeremy Hayward-Surry	Director	March 26, 2003

/s/ Irwin Lerner Irwin Lerner	Director	March 26, 2003

/s/ Joseph M. Limber Joseph M. Limber	Director	March 26, 2003

/s/ Peter D. Parker Peter D. Parker	Director	March 26, 2003

/s/ Doros Platika, M.D. Doros Platika, M.D.	Director	March 26, 2003

/s/ David Tendler David Tendler	Director	March 26, 2003

/s/ Damion E. Wicker, M.D. Damion E. Wicker, M.D.	Director	March 26, 2003

CERTIFICATION

I, John R. Barr, certify that:

1.	I have reviewed this annual report on Form 10-K of V.I. Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ John R. Barr
John R. Barr Chief Executive Officer

CERTIFICATION

I, Thomas T. Higgins, certify that:

1.	I have reviewed this annual report on Form 10-K of V.I. Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Thomas T. Higgins
Thomas T. Higgins Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

V.I. Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of V.I. Technologies, Inc. as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of V.I. Technologies, Inc. as of December 28, 2002 and December 29, 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, and its current cash balances and available borrowings under its revolving credit facility as of December 28, 2002 are not sufficient to support its operations over the next fiscal year. The Company has filed with the Securities and Exchange Commission (the “SEC”) a registration statement for a $20 million rights offering to its shareholders and intends to commence the offering shortly after the registration statement is declared effective by the SEC. Concurrently, the Company plans to close a $4 million equity milestone investment by Pall Corporation. However, the ability of the Company to successfully complete the rights offering and close the Pall investment in a total amount adequate to fund its operations during fiscal year 2003 cannot be determined at this time. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts

February 21, 2003, except for Note 1,

which is as of March 25, 2003

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,248,669	$21,949,176
Short-term investments	—	3,332,385
Other receivables	6,493,122	3,254,325
Prepaid expenses and other current assets	692,629	778,114

Total current assets	14,434,420	29,314,000
Property and equipment, net	4,960,725	4,302,978
Intangible assets, net	2,967,191	3,214,458
Goodwill	397,549	397,549
Other assets, net	1,055	6,000,915

Total assets	$22,760,940	$43,229,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$2,500,000	$—
Current portion of capital lease obligations	157,640	254,007
Accounts payable	1,574,731	1,536,804
Accrued expenses	1,084,816	4,007,545
Deferred revenue	152,628	152,628
Advances from customer	3,478,547	—

Total current liabilities	8,948,362	5,950,984
Capital lease obligations, less current portion	—	159,067
Advances from customer	—	3,224,950
Deferred revenue	953,925	1,106,553

Total liabilities	9,902,287	10,441,554

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 45,000,000 shares; issued and outstanding 22,771,821 at December 28, 2002 and 22,730,316 at December 29, 2001	227,718	227,303
Additional paid-in-capital	141,464,492	141,354,765
Accumulated deficit	(128,833,557)	(108,793,722)

Total stockholders’ equity	12,858,653	32,788,346

Total liabilities and stockholders’ equity	$22,760,940	$43,229,900

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year ended December 28, 2002	Year ended December 29, 2001	Year ended December 30, 2000
Revenues:
Partner research funding	$4,224,889	$6,264,233	$4,029,938
Processing revenue	—	20,628,258	35,445,300
ARC Incentive Program credit	—	—	1,234,705

Net revenues	4,224,889	26,892,491	40,709,943
Costs, expenses and charges:
Research and development costs	21,536,750	20,194,144	17,477,072
Selling, general and administrative expenses	4,756,176	7,755,234	10,370,847
Cost of sales	—	15,696,850	28,107,067
Plasma Operations divestiture (credit) charge	(1,627,950)	6,800,835	—

Total operating costs and expenses	24,664,976	50,447,063	55,954,986
Loss from operations	(20,440,087)	(23,554,572)	(15,245,043)

Interest income (expense), net	400,252	134,607	(137,694)
Discount on customer advance	—	—	401,740

Total other income (loss)	400,252	134,607	264,046
Net loss	$(20,039,835)	$(23,419,965)	$(14,980,997)

Basic and diluted net loss per share	$(0.88)	$(1.05)	$(0.75)

Weighted average common shares used in computing basic and diluted net loss per share	22,752,222	22,316,424	19,859,644

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 28, 2002, December 29, 2001 and December 30, 2000

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

	Shares	Amount
Balance at January 1, 2000	19,536,263	$195,363	$125,582,714	$(70,392,760)	$55,385,317
Issuance of shares of common stock under stock option and purchase plans	437,514	4,374	748,579	—	752,953
Issuance of shares of common stock to Pall Corp. in connection with research collaboration	807,062	8,071	3,991,929	—	4,000,000
Net loss	—	—	—	(14,980,997)	(14,980,997)

Balance at December 30, 2000	20,780,839	207,808	130,323,222	(85,373,757)	45,157,273
Issuance of shares of common stock under stock option and purchase plans	282,810	2,828	1,048,210	—	1,051,038
Issuance of shares of common stock	1,666,667	16,667	9,983,333	—	10,000,000
Net loss	—	—	—	(23,419,965)	(23,419,965)

Balance at December 29, 2001	22,730,316	227,303	141,354,765	(108,793,722)	32,788,346
Issuance of shares of common stock under stock option and purchase plans	41,505	415	109,727	—	110,142
Net loss	—	—	—	(20,039,835)	(20,039,835)

Balance at December 28, 2002	22,771,821	$227,718	$141,464,492	$(128,833,557)	$12,858,653

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year ended December 28, 2002	Year ended December 29, 2001	Year ended December 30, 2000
Cash flows from operating activities:	$(20,039,835)	$(23,419,965)	$(14,980,997)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Plasma Operations divestiture (credit) charge	(1,627,950)	6,800,835	—
Depreciation and amortization	1,075,717	3,379,630	4,433,745
Discount on customer advances and long-term receivables	(396,097)	(52,589)	(401,740)
Net accretion of interest	253,597	160,008	265,999
Changes in operating accounts, excluding the effects of operations divested:
Trade receivables	—	2,703,972	(735,938)
Other receivables, net	1,149,840	952,457	(1,851,547)
Inventory	—	(32,671)	(387,784)
Prepaid expenses and other current assets	85,485	196,358	(120,791)
Accounts payable	37,927	(796,450)	1,325,303
Accrued expenses	(1,294,779)	(2,526,416)	(2,011,319)
Due to related parties, net	—	(120,288)	(365,713)
Deferred revenue	(152,628)	(145,069)	1,411,809

Net cash used in operating activities	(20,908,723)	(12,900,188)	(13,418,973)

Cash flows from investing activities:
Proceeds from Plasma Operations divestiture	2,000,000	25,000,000	—
Proceeds (purchases) of short-term investments	3,332,385	(3,332,385)	—
Additions to property, plant and equipment	(1,478,877)	(1,725,411)	(6,086,853)

Net cash provided by (used in) investing activities	3,853,508	19,942,204	(6,086,853)

Cash flows from financing activities:
Proceeds from issuance of common stock	110,142	11,051,038	4,752,953
Principal repayment of long-term debt	—	(2,687,500)	(2,687,500)
Proceeds from revolving credit facility	5,000,000	—	—
Principal repayment of revolving credit facility	(2,500,000)	—	—
Principal repayment of capital lease obligations	(255,434)	(1,224,076)	(1,677,718)

Net cash provided by financing activities	2,354,708	7,139,462	387,735

Net increase (decrease) in cash and cash equivalents	(14,700,507)	14,181,478	(19,118,091)
Cash and cash equivalents, beginning of year	21,949,176	7,767,698	26,885,789

Cash and cash equivalents, end of year	$7,248,669	$21,949,176	$7,767,698

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2002, December 29, 2001 and December 30, 2000

1.    Organization and Business Overview

V.I. Technologies, Inc. (“Vitex” or the “Company”), a biotechnology company headquartered in Watertown, Massachusetts, is developing products designed to improve the safety of the world’s blood supply. The Company’s Pathogen Reduction System for red cells (the “INACTINE™ system”) is designed to inactivate a wide range of known and as-yet-unknown viruses, bacteria and parasites, and has demonstrated its ability to remove prions, while preserving the therapeutic properties of red blood cells. The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the pathogenic nucleic acid preventing replication and thereby “killing” the pathogen. The Company’s lead product is INACTINE™ Pathogen Reduction System for red cells. Efforts are underway to demonstrate the system’s success in three areas necessary for commercial viability: broad pathogen kill, a wide safety margin for the patient, and minimal interference with the function of the red cell. The Company currently has strategic collaborations with Pall Corporation, Haemonetics Corporation, and Amersham Pharmacia Biotech to support commercialization of the INACTINE™ portfolio of products.

The Company faces certain risks and uncertainties similar to other biotechnology companies including the future profitability of the Company; its ability to obtain additional funding; protection of patents and property rights; uncertainties regarding the development of the Company’s technologies; competition and technological change; governmental regulations including the need for product approvals; and attracting and retaining key officers and employees.

Fund Raising Efforts – Rights Offering

On January 21, 2003, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) for a proposed offering of its common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all its shareholders. Under terms of the rights offering, shareholders will receive 0.87 subscription rights for each share of common stock which they own at the record date, thereby entitling them to purchase shares of Vitex common stock representing a total of approximately 19.8 million shares. The exercise price will be $1.02 per share, the same pricing as the Pall Corporation (“Pall”) $4 million Phase III milestone investment commitment (see Note 11). Pall is required to complete its equity milestone investment if the Company closes an equity financing of $11 million or more prior to September 30, 2003. As of March 25, 2003, the Company had received non-binding expressions of interest in the proposed rights offering totaling $14 million to $19 million. With the rights offering in this minimum range, the Company intends to close the rights offering concurrently with the Pall milestone investment resulting in anticipated minimum proceeds of $18 million to $23 million from the combined transactions. As further described in Note 11, if the total financing exceeds $15 million, the Company’s credit facility with Pall will mature and the Company will repay the current outstanding balance of $5 million. The registration statement for the rights offering is currently under review by the SEC. The Company intends to commence the rights offering shortly after the review is completed and the registration statement is declared effective by the SEC. However, there is no guarantee that the Company will be able to successfully complete these transactions.

In the event that these fund raising efforts are not successful in raising the minimum proceeds indicated under the expressions of interest, the Company intends to delay or reduce expenditures so as to continue its operations on a limited scale and within its available resources.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 28, 2002, has an accumulated deficit of $128.8 million. In

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

the fiscal year ended December 28, 2002, the Company consumed in its operations net cash resources of approximately $20.9 million.

At December 28, 2002, the Company had cash and available borrowings under its revolving credit facility of approximately $9.7 million. Management believes that these resources will only be adequate to support the Company’s operations into the second quarter of fiscal 2003. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, V.I.Technologies Ltd., an entity incorporated for regulatory purposes in the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

Operating Segment

The Company operates in a single reportable segment: blood products. These products are used in the health care industry and are regulated in the United States by the U.S. Food and Drug Administration.

Fiscal Year End

The Company prepares its financial statements on the basis of a 52-week fiscal year ending on the Saturday closest to the end of the calendar year. In the notes to the accompanying financial statements, the years ended December 28, 2002, December 29, 2001 and December 30, 2000 are referred to as fiscal years 2002, 2001 and 2000, respectively, in the notes to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets and intangible assets, recoverability of long-lived assets and the collectibility of other receivables.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities under three months at the time of purchase to be cash equivalents. As of December 28, 2002 and December 29, 2001, cash equivalents amounted to $0.6 million and $20.8 million, respectively. Cash equivalents at December 29, 2001 principally consist of money market funds invested in a portfolio of investment grade, corporate and U.S. government obligations all of which are carried at market value. Cash equivalents at December 28, 2002 include restricted cash of $0.6 million for letters of credit on leased facilities.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

Short-term Investments

Short-term investments consist of investments with maturities between three months to one year at the time of purchase. These short-term investments consist of a portfolio of investment grade, corporate and U.S. governmental obligations all of which are carried at market value.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. These range from five to fifteen years for leasehold improvements, and three to five years for all other tangible assets.

Long-lived Assets

The Company reviews its long-lived assets (property and equipment) for impairment whenever events of circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Intangible Assets

Intangible assets principally consist of core technology acquired in the Pentose Pharmaceutical, Inc. (“Pentose”) merger in 1999. Core technology is being amortized on a straight-line basis over fifteen years. Periodically, the Company reviews the recoverability of its intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the intangible assets from expected future operating cash flows on an undiscounted basis. Accumulated amortization relating to intangible assets amounted to $0.7 million and $0.5 million, at December 28, 2002 and December 29, 2001, respectively. Amortization expense for intangible assets amounted to $0.2 million for fiscal years 2002, 2001 and 2000.

Goodwill

Goodwill is comprised of the work force acquired in the Pentose merger in 1999. Effective the first day of fiscal 2002, goodwill is no longer amortized as discussed in Note 3. Accumulated amortization relating to goodwill amounted to $0.2 million at December 28, 2002 and December 29, 2001. Amortization expense for goodwill amounted to $0.1 million for fiscal years 2001 and 2000.

Revenue Recognition

Reimbursement from collaborators under research programs is recorded within partner research funding when eligible costs are incurred. Partner research funding revenue is primarily from Pall Corporation (“Pall’), a shareholder. Pall’s reimbursement of costs of the Company’s red blood cell program, net of program costs incurred by Pall, totaled $3.6 million, $5.8 million and $3.9 million in fiscal years 2002, 2001 and 2000, respectively. Also included within partner research funding is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement. These amounts totaled $0.2 million, $0.2 million and $0.1 million in fiscal 2002, 2001 and 2000, respectively (see Note 11).

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

Revenue earned by the Company’s Plasma Operations was recognized in the period in which the processing services were rendered and upon satisfaction of certain quality control requirements. It was not subject to repayment or future performance obligations.

Processing revenue was derived from providing services to Bayer Corporation and to the American National Red Cross. Bayer and the Red Cross contributed 89 percent and 11 percent, respectively, of total processing revenue in fiscal 2001 prior to the Plasma Operations divestiture described in Note 4. In fiscal 2000, the composition of revenues was 61 percent and 29 percent for Bayer Corporation and the American National Red Cross, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents for the years 2002, 2001 and 2000, had they been included in the computation, would have been approximately 152,000, 211,000, and 365,000, respectively.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments approximate the carrying value due to the short maturity or variable interest rate applicable to such instruments.

Stock-based Compensation

At December 28, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grants. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	2002	2001	2000
Net loss:
As reported	$(20,039,835)	$(23,419,965)	$(14,980,997)
Add: Stock-based compensation expense	2,273,221	1,160,977	1,535,360

Pro forma	$(22,313,056)	$(24,580,942)	$(16,516,357)
Basic and diluted net loss per share:
As reported	$(0.88)	$(1.05)	$(0.75)
Pro forma	$(0.98)	$(1.10)	$(0.83)

The fair value of each stock option is estimated on the date of grant usin the Black-Scholes option valuation model with the following assumptions:

	2002		2001		2000
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Volatility	94%	69%–166%	70%	57%–92%	76%	73%–101%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free interest rate	3.1%	1.6%–1.9%	4.6%	1.8%–4.3%	6.4%	5.8%–6.2%
Expected life in years	5	0.25	5	0.25	5	0.25

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive loss is equal to its net loss reported in the accompanying consolidated statements of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

3.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on the first day of fiscal 2002. The Company’s intangible assets on that date consisted of goodwill (workforce) of $0.4 million and core technology of $3.2 million. The Company completed the transitional impairment test and designated the fourth quarter for its annual review of impairment. There was no impairment indicated by either the transitional test or the fourth quarter review.

In accordance with SFAS 142, goodwill is no longer amortized. Previously, goodwill was amortized over five years and amortization expense was $0.1 million in fiscal 2001 and 2000. Had the Company accounted for goodwill under SFAS 142 on the first day of fiscal 2000, its net loss per share and its net loss would have been reported for the year as follows, in thousands for other than per share data:

	2001	2000
Reported net loss	$(23,420)	$(14,981)
Add back: goodwill amortization	108	108

Pro forma net loss	$(23,312)	$(14,873)

Basic and diluted net loss per share, as reported	$(1.05)	$(0.75)
Add back: Goodwill amortization expense	—	0.01

Pro forma basic and diluted net loss per share	$(1.05)	$(0.74)

Core technology is amortized over its estimated useful life of fifteen years. At December 28, 2002 core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.7 million. Amortization expense on core technology was $0.2 million for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. In each of the next five years, amortization expense is estimated to be approximately $0.2 million per annum.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

4.    Plasma Operations Divestiture

On August 14, 2001, the Company completed the divestiture of its Plasma Operations located in Melville, New York to Precision Pharma Services, Inc. (“Precision”). Precision was a newly-formed company owned by management of the Plasma Operations and Ampersand Ventures, a Vitex shareholder. These operations were responsible for producing intermediate plasma fractions for Bayer and for viral inactivation of transfusion plasma for the Red Cross. The Plasma Operations accounted for all of the Company’s previously reported processing revenues. The total value of the transaction was approximately $34.0 million. Prior to closing the transaction, the Company obtained a fairness opinion from an investment banker that the transaction was fair to the shareholders of the Company. Vitex recorded a loss of $6.8 million on the transaction during 2001.

Consideration received in exchange for substantially all the assets and liabilities of the Plasma Operations was as follows, in thousands:

Cash	$30,000
Liabilities assumed by Precision:
Capital lease obligations	880
Advances from customer	3,131

Total consideration	$34,011

The cash consideration of $30.0 million includes a $3.0 million holdback by Precision, payable on the second anniversary of the divestiture, subject to indemnification obligations of the Company and subordinated to Precision’s superior indebtedness to a financial institution. The Company provided customary representations and warranties for the transaction. To the extent that claims under the representations and warranties exceeded certain levels, Precision had the right to offset such claims against the holdback. The representation and warranty period expired in August 2002 and no claims were received from Precision. The net present value of the Precision $3.0 million holdback at December 28, 2002 is $2.9 million. Also, Precision is required to fund a $3.5 million continuing obligation of the Company at maturity in 2003. The holdback and funding obligation are included in the consolidated balance sheet in other receivables at December 28, 2002 and in other assets at December 29, 2001.

A summary at August 14, 2001 of the net assets as sold to Precision and the liabilities assumed by Precision is as follows, in thousands:

Trade receivables	$2,628
Inventory	3,175
Property, plant and equipment	34,312
Other assets	596

Total assets	40,711
Current liabilities, excluding capital lease obligations	1,565

Net assets divested	$39,146

The Company recorded credits totaling $1.6 million to the Plasma Operations divestiture during 2002 primarily related to the $1.2 million settlement of an ethanol tax dispute with the U.S. Bureau of Alcohol, Tobacco and Firearms as well as the settlement of certain liabilities below recorded amounts. Accrued costs related to the divestiture have been substantially paid out by December 28, 2002. The Company has guaranteed performance

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

under capital and operating leases assumed by Precision with total outstanding payments of approximately $0.2 million at December 28, 2002.

The Company’s unaudited pro forma results for fiscal years 2001 and 2000 assuming the divestiture occurred on the first day of fiscal year 2000 are as follows, in thousands, except for per share data:

	2001	2000
Net revenues	$6,264	$4,030
Net loss	$(20,810)	$(18,172)
Basic and diluted loss per share	$(0.93)	$(0.92)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the divestiture occurred on the first fiscal day of 2000 or the future results of operations.

5.    Property and Equipment

Property and equipment consist of the following components:

	2002	2001
Leasehold improvements	$2,640,588	$2,456,616
Laboratory equipment	2,226,834	1,871,655
Office furniture and equipment	882,329	1,024,348
Construction in progress	1,241,104	159,458

	6,990,855	5,512,077
Accumulated depreciation and amortization	(2,030,130)	(1,209,099)

	$4,960,725	$4,302,978

The cost of laboratory equipment held under capital leases (see Note 7) amounted to $0.6 million and $0.9 million at December 28, 2002 and December 29, 2001, respectively. Accumulated depreciation relating to such equipment amounted to $0.3 million and $0.2 million at the end of fiscal years 2002 and 2001, respectively. Amortization expense for this equipment amounted to $0.1 million, $0.4 million and $0.5 million, respectively, for fiscal years 2002, 2001 and 2000.

6.    Accrued Expenses

Accrued expenses consist of the following components:

	2002	2001
Accrued operating taxes (see Note 16)	$75,000	$1,321,534
Other accrued divestiture costs (see Note 4)	—	1,083,064
Accrued employee compensation	624,470	1,201,301
Other	385,346	401,646

	$1,084,816	$4,007,545

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

7.    Capital Lease Obligations

The Company has several capital lease obligations related to laboratory equipment. Under these leases, the Company has options to purchase the equipment at prices specified in the agreements. The effective annual interest rate of the leases approximates 4.5 percent. Total future minimum payments are $0.2 million, including approximately $7,000 representing interest.

8.    Stockholders’ Equity

Common Stock

On December 27, 2000, the Company reached a performance milestone under its collaboration agreement with Pall (see Note 11). As required under the agreement, Pall invested $4.0 million for 807,062 shares of the Company’s common stock based on the then current average market price of $4.96 per share.

On March 2, 2001, the Company sold 1,666,667 shares of the Company’s common stock to an outside investor at the then current market price of $6.00 per share for a total of $10.0 million.

On May 24, 2001, the Company’s shareholders voted to increase the number of authorized shares of common stock from 35 million to 45 million.

See Note 1 for planned common stock transactions.

Preferred Stock

Preferred stock may be issued from time to time in one or more series, with such designations, rights, and preferences as shall be determined by the Board of Directors. No preferred stock was outstanding as of December 28, 2002 or December 29, 2001.

9.    Stock Plans

Employee Stock Purchase Plan

Under the 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”), employees may purchase shares of common stock at a discount from fair market value. The 1998 Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1998 Purchase Plan are granted at the discretion of the Compensation Committee of the Board of Directors, which determines the frequency and duration of individual offerings under the 1998 Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock to the purchaser under the 1998 Purchase Plan is 85 percent of the lesser of the Company’s common stock average fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or both. The 1998 Purchase Plan terminates in February 2008. The 1998 Purchase Plan was amended in June 2002 to increase the shares of common stock reserved from 89,445 to 200,000. There are 87,542 shares available for future purchase as of December 28, 2002. During the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, 29,600 shares, 19,037 shares and 31,698 shares of common stock were issued, respectively.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

Director Stock Option Plan

All of the directors who are not employees of the Company (the “Eligible Directors”) are currently eligible to participate in the Director Stock Option Plan (the “1998 Director Plan”). Each non-employee who is initially elected to the Company’s Board of Directors shall, upon his initial election by the Company’s stockholders, automatically be entitled to an option to purchase 15,000 shares of common stock. In addition, each Eligible Director will be entitled to receive an annual option to purchase 2,000 shares of common stock.

The initial election grant of 15,000 options vests over a four-year period with 25 percent of the grant vesting after six months, and 25 percent vesting at the end of the second, third and fourth year thereafter, provided that the option-holder is still a director of the Company at the opening of business on such date. The annual grant of 2,000 options vests one year from date of grant. The 1998 Director Plan has a term of ten years. The exercise price for the options is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares. There are 250,000 shares of common stock reserved for issuance under the 1998 Director Plan, of which 73,000 options are available for future grants at December 28, 2002.

Equity Incentive Plans

As of December 29, 2001, the Company had 3,000,000 shares of common stock reserved for issuance under the 1998 Equity Incentive Plan (the “1998 Equity Plan”). The 1998 Equity Plan was amended in June 2002 to increase the shares of common stock reserved to 4,000,000. As of December 28, 2002, 1,218,414 options are available for future grants. The 1998 Equity Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date. The vesting period is 25 percent on each of the first, second, third, and fourth anniversary of the grant date. All stock options issued to-date have been granted at the fair market value of the stock on the respective grant dates.

In connection with the Pentose merger in 1999, the Company adopted the 1999 Supplemental Stock Option Plan (the “1999 Plan”) authorizing the granting of both incentive and nonstatutory stock options on 1,000,000 shares of common stock reserved under the plan of which 301,401 options are available for future grants as of December 28, 2002. The vesting period is 25 percent on each of the first, second, third, and fourth anniversary of the grant date. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the date of grant or 110 percent of the fair market value per share if the optionee owns more than 10 percent of the total combined voting power of the Company.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

Information as to options for shares of common stock granted for fiscal years 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Options	Weighted- average exercise price	Options	Weighted- average exercise price	Options	Weighted- average exercise price
Outstanding, beginning of year	2,397,483	$6.95	2,632,558	$6.79	2,205,926	$6.01
Granted	547,937	4.83	542,629	6.90	1,159,639	7.19
Exercised	(11,905)	5.10	(263,773)	3.63	(405,816)	1.48
Forfeited	(327,228)	6.92	(513,931)	7.41	(327,191)	8.86

Outstanding, end of year	2,606,287	6.51	2,397,483	6.95	2,632,558	6.79

Exercisable, end of year	1,475,078	7.12	1,181,768	7.13	1,063,832	6.48

Weighted average fair value of options granted during the year		$1.75		$4.26		$4.79

The following table summarizes the information on stock options outstanding at December 28, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted- average exercise price
$0.03	11,092	3.4	$0.03	11,092	$0.03
$0.21	15,906	4.9	$0.21	15,906	$0.21
$0.22–0.62	138,001	6.3	$0.62	79,159	$0.62
$0.63–2.80	134,993	5.8	$2.05	70,993	$2.80
$2.81–4.77	118,350	6.8	$3.78	85,000	$3.88
$4.78–7.00	1,114,300	8.3	$6.11	286,768	$6.35
$7.01–11.18	966,821	5.9	$8.36	819,336	$8.33
$11.63	101,788	5.5	$11.63	101,788	$11.63
$17.58	5,036	0.8	$17.58	5,036	$17.58

	2,606,287			1,475,078

Warrants

At December 28, 2002, the Company had 15,812 outstanding warrants to purchase common stock with exercise prices ranging from $2.80 to $6.14. These warrants expire at various dates between March 2004 and March 2006.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

10.    Income Taxes

The Company’s deferred tax assets and liabilities were as follows:

	2002	2001
Deferred tax assets:
Research and development tax credits	$2,563,502	$2,013,389
Net operating loss carryforwards	45,744,201	36,728,859
Other, net	708,885	1,266,347

Total deferred tax assets	49,016,588	40,008,595
Valuation allowance	(47,172,511)	(38,044,492)

Net deferred tax assets	1,844,077	1,964,103
Deferred tax liabilities	(1,844,077)	(1,964,103)

	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2002	2001
Tax at federal statutory rate	(34.0%)	(34.0%)
State tax, net of federal benefit	—%	—%
Change in valuation allowance	38.6%	39.8%
Research and development credits	(2.6)%	(2.2)%
Other	(2.0)%	(3.6)%

Provision for taxes	—%	—%

At December 28, 2002 and December 29, 2001 a valuation allowance has been applied to offset the respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. The valuation allowance increased by $9.1 million in fiscal year 2002 and $12.4 million in fiscal year 2001.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $108.3 million. At December 28, 2002, the Company has available net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $108.3 million, and has available research and development credit carry-forwards for federal income tax reporting purposes of approximately $2.6 million, which are available to offset future taxable income, if any. These carry-forwards will expire beginning in 2010. Deferred tax assets and related valuation allowance of $0.5 million related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of income tax expense.

The Company experienced a change in ownership during July 1998, which resulted in approximately $22.8 million of the Federal net operating loss being subject to an annual limitation of approximately $7.4 million. In addition, the net operating loss carryforwards of $108.3 million includes $11.5 million from the acquisition of Pentose in 1999 which is subject to an annual limitation of $2.1 million.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

11.    Collaborations

Pall Corporation. On February 19, 1998, the Company and Pall Corporation (“Pall”) entered into a series of agreements (the “original Pall Agreements”) providing for, among other things, a collaboration on the development and marketing of systems employing the Company’s pathogen reduction technologies for red blood cell and platelet concentrates. Pall is a leading manufacturer and supplier of filtration products, including those relating to the collection, preservation, processing, manipulation, storage and treatment of blood and blood products. Under those original Pall Agreements, Pall received exclusive worldwide distribution rights to all the Company’s systems incorporating pathogen reduction technology for red blood cells and platelets. The parties also equally shared research, development, clinical and regulatory responsibilities and were to equally share profits and joint expenses from operations after each party was reimbursed for its cost of goods. Pall reimbursed the Company for fifty percent of the excess of the Company’s red cell program research costs over those costs incurred directly by Pall. Total reimbursement by Pall was approximately $3.6 million, $5.8 million and $3.9 million during fiscal years 2002, 2001 and 2000. Eligible research costs under this collaboration were approximately $7.2 million, $11.6 million and $7.8 million during fiscal years 2002, 2001 and 2000, respectively. Partner research funding included within other receivables on the consolidated balance sheets at December 29, 2001 amounts to $0.5 million.

Upon execution of the Pall Agreements and at the time of the Company’s initial public offering, Pall made equity investments in VITEX totaling $9.0 million. In addition, the original Pall Agreements provided that Pall would purchase up to $17.0 million worth of the Company’s common stock in installments tied to the achievement of specified development milestones. Such equity investments by Pall were to be made at the prevailing market price per share. The Company reached equity milestones in December 2000 and December 1999 and, accordingly, Pall purchased $4.0 million and $3.0 million, respectively, of the Company’s common stock at the then market price.

On August 6, 2002, the Company and Pall modified their collaboration (the “modified collaboration”) on the program for INACTINE™ Pathogen Reduction System for red cells to permit the addition of new distribution partners to advance commercialization of the program. The Company acquired worldwide distribution rights previously held by Pall and will have a one-year period expiring in August 2003 in which to negotiate new partnership agreements. At the end of the one-year period, Pall will have the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINE™ treatment of red cells. Vitex has assumed research and development funding responsibility for the program unless Pall exercises its option to reacquire any potential marketing rights.

Under the modified collaboration, Pall is required to make an equity milestone investment of $4.0 million upon initiation of Phase III clinical trials prior to January 1, 2003. The milestone was achieved and Pall and the Company have agreed that the investment will close at a price of $1.02 per share concurrently with an additional equity offering with a minimum of $11 million prior to September 30, 2003 (see Note 1). Pall has also made available to the Company a one-year revolving credit facility of $5.0 million secured by liens on certain of the Company’s assets. The credit facility will expire on the earlier of August 1, 2003 or the date of closing of a financing of more than $15 million, at which time all outstanding amounts are due and payable. At December 28, 2002, $2.5 million was outstanding under the credit facility at an interest rate of 6.25 percent (prime plus 2 percent). Subsequent to year end, the Company borrowed the remaining $2.5 million thereby fully utilizing the credit facility.

As of December 28, 2002, Pall owned 9.9 percent of the Company’s outstanding shares.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

Amersham Pharmacia Biotech. On April 6, 2000, the Company entered into a ten-year worldwide license and distribution agreement with Amersham Pharmacia Biotech (“APBiotech”), the life science business of Nycomed Amersham plc. Under the agreement APBiotech will exclusively market and distribute the Company’s INACTINE™ Pathogen Reduction System for red cells to manufacturers of biopharmaceuticals and transgenic products and to plasma fractionators. Vitex retains rights for the marketing and distribution of the technology in all other areas including blood components such as red cells, platelets and plasma.

Under the terms of the agreement, the Company received non-refundable up-front payments and milestone payments totaling $1.5 million in fiscal 2000 and could also receive further payments of $1.0 million subject to certain product testing and FDA approval milestones. In addition, the Company will receive a percentage royalty based on net sales made by APBiotech of products which incorporate the INACTINE™ system. The Company provides APBiotech with technical support, training and conducts research and development projects as directed by APBiotech during the ten-year term of the agreement. In accordance with SAB 101, the payments will be recognized from the date of receipt of the payments through the end of the term of the agreement or approximately ten years. For the fiscal years 2002, 2001 and 2000, the Company recognized revenue of $0.2 million, $0.2 million and $0.1 million from the amortization of non-refundable up-front and milestone payments, which is recorded within partner research funding on the consolidated statements of operations. The balance of $1.1 million is reflected as deferred revenue in the consolidated balance sheet as of December 28, 2002. In addition, the Company recognized revenue reflected within partner research funding on the consolidated statement of operations of $0.2 million, $0.05 million and $0 for the fiscal years 2002, 2001 and 2000, respectively, from royalty payments due under the terms of the agreement.

Plasma Operations Agreements

Prior to the divestiture of its Plasma Operations (see Note 4), the Company maintained commercial relationships with two principal customers: Bayer Corporation (“Bayer”) and the American National Red Cross (“the Red Cross”). The Company processed Bayer plasma into intermediate plasma derivatives and returned these products for further manufacturing within Bayer’s production facilities. Commercial terms were documented in the 1995 Agreement for Custom Processing (the “Processing Agreement”) which, with amendments extended to 2003. This Processing Agreement was assigned to Precision in the Plasma Operations divestiture.

The Company also processed plasma for the Red Cross into virally inactivated transfusion plasma which was marketed by the Red Cross under the brand, PLAS+®SD. Commercial terms were documented in the 1997 Supply, Manufacturing, and Distribution Agreement (the “Agreement”). Prior to the divestiture of the Plasma Operations, the Company exercised its rights to terminate the Agreement in June 2001.

In fiscal 2000, the Company recorded a credit of $1.2 million representing unused sales incentives under a PLAS+®SD Sales Incentive Program arising in fiscal 1999.

Under a previous collaboration agreement, the Red Cross had made a total of $3.0 million in non-interest bearing, unsecured advances which were subsequently discounted to net present value using an interest rate of 7.75 percent. As part of an amendment to the agreement in fiscal 2000, certain sales incentives earned by the Red Cross of approximately $0.5 million were added to the outstanding Red Cross advance, increasing the balance to $3.5 million due in 2003. This new balance was discounted to net present value using an interest rate of 8.0 percent resulting in a gain of $0.4 million in fiscal 2000. The Red Cross advances, due in 2003, remain obligations of the Company, subject to a funding guarantee by Precision as described in Note 4.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

12.    Other Related Party Transactions

License Agreements

The Company was spun-off from the New York Blood Center, Inc. (“NYBC”) in 1995. Under terms of the spin-off, NYBC transferred to the Company various net assets including the Plasma Operations plant in Melville, New York, related operating and product licenses and certain other tangible and intangible assets. The Company also became the licensee of a portfolio of patents and patent applications held by the NYBC, including those related to the use of the SD viral inactivation technology. In exchange for these net assets, the NYBC received all of the issued and outstanding common stock of the Company. In anticipation of the Plasma Operations divestiture (Note 4), the Company terminated the last active license from NYBC, the license to SD viral inactivation technology. Under the license agreements, the Company was required to pay royalties to the NYBC on revenues derived from their use. In fiscal years 2001 and 2000, total payments to NYBC were $0.7 million and $1.4 million, respectively. Also, in fiscal 2000 the Company agreed to financially support NYBC marketing efforts for PLAS+®SD and made payments totaling $0.4 million under the agreement.

Other Services

In fiscal year 2000, the Company received NYBC payments of $46,000 for scientific research. This amount was recorded as partner research funding in the accompanying consolidated statements of operations.

The Company purchased $0.2 million and $0.4 million of production related materials and supplies from Pall Corporation for the fiscal years 2001 and 2000, respectively.

The Company has an arrangement for scientific consulting services with its Chairman. Under terms of the agreement, the Company paid $0.1 million, $0.1 million and $0.03 million in fiscal 2002, 2001 and 2000, respectively. During fiscal 2001, the Company purchased $0.1 million in processing services from a company in which the Chairman was an officer and investor and Ampersand is an investor.

13.    Supplemental Disclosure of Cash Flow Information

Information on cash paid for interest and non-cash investing and financing activities are as follows:

	2002	2001	2000
Cash paid during the year for interest	$65,000	$276,000	$1,006,000
Income taxes paid during the year	—	—	18,000
Non-cash investing and financing activities:
Deferral of Red Cross incentive program cost	—	—	542,000
Capital lease obligations incurred for purchase of equipment	—	259,000	—

14.    Profit Sharing 401(k) Plans

The Company offers 401(k) savings benefits to substantially all employees. Eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company provides a discretionary match to employee contributions. Total Company contributions were $0.1 million, $0.1 million and $0.2 million in fiscal years 2002, 2001, and 2000, respectively.

V.I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 28, 2002, December 29, 2001 and December 30, 2000

15.    Commitments and Contingencies

Lease Commitments

Future minimum lease payments under non-cancelable operating leases at December 28, 2002 are as follows:

2003	$1,104,000
2004	1,104,000
2005	1,121,000
2006	1,233,000
2007	1,249,000
Thereafter	2,288,000

The Company leases its office facilities and certain equipment under non-cancelable operating leases that expire at various dates through 2009. Rent expense was approximately $1.2 million, $1.0 million and $0.9 million for fiscal years 2002, 2001, and 2000, respectively.

16.    Subsequent Event

Ethanol Usage Tax Settlement

The Company had a long standing disagreement with the United States Bureau of Alcohol, Tobacco and Firearms (the “Bureau”) concerning its eligibility for tax exempt usage of ethanol in its now divested Plasma Operations. In February 2003, the Bureau and the Company reached agreement to settle this dispute. Under terms of the settlement, the Company paid a minor amount in recognition of prior years taxes and withdrew all its claims related to the disputed tax exempt status. The Bureau acknowledged that the tax payment fully settled all prior year tax claims. As a result of the settlement, the Company recorded a credit to the Plasma Operations divestiture for the year ended December 28, 2002 in the amount of $1.2 million to recognize the reversal of previously accrued ethanol tax charges and reduced accrued expenses by the same amount.

17.    Quarterly Financial Data (Unaudited, in thousands, except per share data)

Fiscal 2002 Quarter Ended	December 28, 2002	September 28, 2002	June 29, 2002	March 30, 2002
Net revenues–Partner research funding	$204	$182	$1,878	$1,961
Plasma Operations divestiture	1,297	331	—	—
Net loss	(4,641)	(5,957)	(5,492)	(3,950)
Loss per share:
Basic and diluted	$(0.20)	$(0.26)	$(0.24)	$(0.17)

Fiscal 2001 Quarter Ended	December 29, 2001	September 29, 2001	June 30, 2001	March 31, 2001
Processing revenues	$—	$3,419	$7,584	$9,625
Partner research funding	1,414	1,764	1,493	1,593

Net revenues	1,414	5,183	9,077	11,218
Gross margin from processing revenues	—	462	1,968	2,502
Plasma Operations divestiture	1,987	1,087	(9,875)	—
Net loss	(1,928)	(2,695)	(14,346)	(4,451)
Loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.64)	$(0.21)

EXHIBIT INDEX

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003

10.1	1998 Equity Incentive Plan

10.3	Amended and Restated 1998 Employee Stock Purchase Plan

10.20	Letter Agreement with Pall Corporation dated December 10, 2002

10.21	Letter Agreement with Pall Corporation dated January 17, 2003

14.1	V.I. Technologies, Inc. Code of Business Conduct and Ethics

23.1	Independent Auditors’ Consent

99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer