Form 10-K/A
period 2002-12-28
V I TECHNOLOGIES INC
filed 2003-04-23
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 29, 2002 as reported on the Nasdaq National Market, was approximately $23,762,000. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. Thus determination of affiliate status is not necessarily a conclusive determination for other purposes.

22,811,958

(Number of shares of common stock outstanding as of April 7, 2003)

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 26, 2003 to include the information required to be disclosed by Items 10-13 of Part III of Form 10-K. “Vitex”, “we”, “us”, or “our” means V.I. Technologies, Inc.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)    Identification of Directors.

Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Class I Directors Continuing in Office Until the 2005 Annual Meeting

John R. Barr, age 46, joined our company as President, Chief Executive Officer and a director in November 1997. Previously, Mr. Barr served as President of North American Operations at Haemonetics Corporation from 1995 to 1997 where he had responsibility for Haemonetics’ blood bank, commercial plasma and blood bank services businesses. He also managed the global manufacturing and North American research and development functions and served as a member of the Board of Directors of Haemonetics. Prior to joining Haemonetics in 1990, he held various positions at Baxter Healthcare Corporation. Mr. Barr has an undergraduate degree in Biomedical Engineering from the University of Pennsylvania and an M.M. from the Kellogg School of Management at Northwestern University.

Richard A. Charpie, Ph.D., age 51, has served as a director since October 1995. Dr. Charpie served as our Chief Executive Officer from August 1997 to November 1997. He was our Vice President from November 1997 until January 1998. Dr. Charpie has been the managing general partner of Ampersand Ventures, a venture capital firm, and all of its affiliated partnerships (“Ampersand”) since he founded Ampersand in 1988 as a spin-off of the venture capital group of PaineWebber Incorporated. Currently, Dr. Charpie serves as a director of several privately-held companies. Dr. Charpie holds an M.S. in Physics and a Ph.D. in Applied Economics and Finance, both from the Massachusetts Institute of Technology.

Irwin Lerner, age 72, has served as a director since September 1996. He is the former Chairman of the Board of Directors, Chairman of the Executive Committee, President and Chief Executive Officer of Hoffmann-LaRoche Inc., having retired in September 1993 after being an employee of that company for over 31 years. Mr. Lerner is the Chairman of the Board of Directors of Medarex, Inc. and serves as a director on the boards of Humana Inc., Covance Inc. and Nektar Therapeutics, Inc. He served for twelve years on the Board of Pharmaceutical Manufacturers Association (now PhRMA), including chairing the Association’s FDA Issues Committee and the PMA Foundation. Mr. Lerner has also served on the Boards of the National Committee for Quality Health Care, the Partnership for New Jersey and the Center for Advanced Biotechnology and Medicine of Rutgers University. He received his B.S. and MBA degrees from Rutgers University, where he is currently Distinguished Executive-in-Residence at the Rutgers Business School.

Class II Directors Continuing in Office Until the 2003 Annual Meeting

Jeremy Hayward-Surry, age 60, has served as a director since December 1997. He has been the President of Pall Corporation, a global company operating in the fields of filtration, separations and purification, since July 1994 and a member of its board of directors since April 1993. Mr. Hayward-Surry was also the Treasurer and Chief Financial Officer of Pall from August 1992 until December 1997 and Executive Vice President of Pall from 1992 to July 1994. Mr. Hayward-Surry is a Fellow of the Institute of Chartered Accountants in England and Wales.

Peter D. Parker, age 52, has served as a director since October 1995. After fourteen years at AMAX, a metals company, Mr. Parker joined Ampersand Ventures in 1989 to lead its first specialty materials venture capital partnership, Ampersand Specialty Materials Ventures Limited Partnership. Mr. Parker is a general partner of Ampersand Ventures. He currently serves as a director of Lighting Technologies International and MicroPack Corporation, and as the Chairman of Cyclis Pharmaceuticals, Inc., Panacos Pharmaceuticals, Inc., TekCel, Inc. and Protein Ingredient Technologies. He holds an M.S. in Chemical Metallurgy from Columbia University.

Damion E. Wicker, M.D., age 42, has served as a director since May 1997. Dr. Wicker is currently a Partner and co-Head of the Lifesciences and Healthcare Infrastructure Team at JPMorgan Partners, formerly Chase Capital Partners, a global partnership providing private equity. Dr. Wicker received a B.S. with honors from the Massachusetts Institute of Technology in 1983, an M.D. from John Hopkins in 1987, and holds an MBA from the Wharton School of the University of Pennsylvania. Prior to joining JPMorgan Partners in 1993, Dr. Wicker was President of Adams Scientific and held positions with MBW Venture Partners and Alexon, Inc. Dr. Wicker was also a Commonwealth Fund Medical Fellow for the National Institute of Health. Dr. Wicker is currently a member of the NVCA Life Science Group Board and the Board of Trustees of the New York Academy of Medicine and he is also a director of several privately-held companies.

Class III Directors Continuing in Office Until the 2004 Annual Meeting

Samuel K. Ackerman, M.D., age 55, has served as a director and Chief Scientific Officer since November 1999. Dr. Ackerman co-founded Pentose Pharmaceuticals, Inc. in June 1995 and served as its President, Chief Executive Officer and Director from February 1997 until Pentose’s merger with Vitex on November 12, 1999. Dr. Ackerman became Executive Vice President and Chief Scientific Officer of Vitex upon the merger and in September 2000 became Chairman of the Board. He previously served as Vice President, Development and Regulatory Affairs of OraVax, Inc. from December 1993 to January 1997. From May 1986 to November 1993, he was Senior Vice President, Medical and Regulatory Affairs of XOMA Corporation and before that directed the Investigational New Drug Division of the Center for Biologics Evaluation and Research of the Food and Drug Administration. Dr. Ackerman is currently President and Chief Executive Officer of Cyclis Pharmaceuticals, Inc.

David Tendler, age 65, has served as a director since December 1994. From 1994 until September 2000, he served as Chairman of our Board of Directors. Since September 2000, he has been the Chairman of our Executive Committee. Since 1985, Mr. Tendler has been a partner in the international consulting firm Tendler Beretz LLC. In 1981, he was named Chairman and Chief Executive Officer of Phibro Corporation, which subsequently acquired Salomon Brothers, at which point Mr. Tendler became Co-Chairman and CEO of Phibro-Salomon. He joined Philipp Brothers (the predecessor to Englehard Minerals & Chemicals Corp./Phibro Corp.) in 1960, managed Far Eastern operations for more than seven years, and was promoted to President of Phibro in 1975. He remains active in the private equity and consulting businesses, and in various charitable organizations, including service as a director of BioTechnology General Corporation and a member of the Board of Trustees and the Executive Committee of the New York Blood Center. Mr. Tendler has a B.B.A. from the City University of New York.

Doros Platika, M.D., age 50, has served as a director since August 2000. Dr. Platika is currently an advisor at MPM Capital L.P., a dedicated investor in life sciences, with committed capital under active management of more than $2.1 billion. Dr. Platika was Chairman, President, and Chief Executive Officer of Centagenetix, a privately held company founded to decipher the genetic basis of longevity through the study of centenarians, from May 2002 until its merger with Elixir Pharmaceuticals in February 2003.Dr. Platika was Chairman of the Board of Curis, Inc., a developer of biotechnology products based on technologies in regenerative medicines, until 2002. Dr. Platika was previously President and Chief Executive Officer of Curis from February 2000 until September 2001. He was the Chief Executive Officer of Ontogeny, Inc. from July 1996 until Ontogeny’s merger into Curis in July 2000. Prior to joining Ontogeny, Dr. Platika completed residencies in medicine and neurology at Massachusetts General Hospital (“MGH”) where he rose to Chief Resident. He completed his post-doctoral study at the Massachusetts Institute of Technology’s Whitehead Institute and at MGH in association with Harvard Medical School. Dr. Platika also served on the faculties of Harvard Medical School and of Albert Einstein College of Medicine as head of gene therapy.

Joseph M. Limber, age 50, has served as a director since February 2001. Mr. Limber is a director at ACLARA BioSciences, Inc., a developer of assay technologies and lab-on-a-chip systems for life science research. From 1998 to 2002, Mr. Limber was the President and Chief Executive Officer of ACLARA BioSciences, Inc. From 1996 to 1998, Mr. Limber was the President and Chief Operating Officer of Praecis Pharmaceuticals, a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to this position, he served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. Mr. Limber also held management positions in marketing and sales with Syntex Corporation from 1987 to 1992 and with Ciba-Geigy Corporation from 1975 to 1987. Mr. Limber holds a B.A. from Duquesne University.

(b)     Identification of Executive Officers.

Management

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Set forth below is information regarding our current executive officers who are not also directors of our company:

Name	Age	Position
Thomas T. Higgins	51	Executive Vice President, Operations and Chief Financial Officer

Bernadette L. Alford, Ph.D.	54	Executive Vice President of Development, Regulatory and Clinical Affairs

Thomas T. Higgins has served as Chief Financial Officer and Executive Vice President, Operations since June 1998. Prior to joining us, Mr. Higgins was with the Cabot Corporation, a global specialty chemicals company, from 1985 to 1997, most recently as President of Distrigas of Massachusetts Corporation, a subsidiary of the Cabot Corporation. Also in 1997, Mr. Higgins was Executive Vice President and Chief Operating Officer of Cabot’s Liquified Natural Gas Division. From 1989 to 1997, Mr. Higgins served the Cabot Corporation in Asia, as Vice President and General Manager of the Pacific Asia Carbon Black Division in Malaysia (1996-1997), Managing Director in Indonesia (1990-1995) and Director of New Ventures in Japan (1989-1990). Previously, Mr. Higgins was with Price Waterhouse. Mr. Higgins holds a B.B.A. from Boston University.

Bernadette L. Alford, Ph.D. joined us in May 2000 and became Executive Vice President of Development, Regulatory and Clinical Affairs in September 2000. Prior to joining us, Dr. Alford was Vice President, Regulatory Affairs, of Biopure Corporation, a developer, manufacturer and supplier of oxygen therapeutics, where she was responsible for Biopure’s regulatory and quality functions between September 1998 and May 2000. From 1994 to 1998, Dr. Alford was Senior Vice President, Product Development at Alexion Pharmaceuticals, Inc. where she was responsible for clinical and regulatory affairs, compliance and validation for the company’s immunoregulatory therapeutics. Dr. Alford received a Ph.D. in molecular biology and biochemistry from Texas University and has also received fellowships from the Massachusetts Institute of Technology and Baylor College of Medicine.

(c)     Identification of Certain Significant Employees.

Not applicable.

(d)     Family Relationships.

There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

(e)     Business Experience.

The business experience of each of our directors, including executive officers who also serve as our directors, is set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)—Identification of Executive Officers of this Annual Report on Form 10-K/A.

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to

Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A.

(f)     Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

(g)     Promoters and Control Persons.

Not applicable.

SECTION 16(a)—BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during Fiscal Year 2002 filing requirements under Section 16(a) applicable to our directors, executive officers and ten percent holders were met.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities for fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 to our Chief Executive Officer and to each of the other persons who served as our executive officers at December 28, 2002 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2002 (together being hereinafter referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($) (1)	All Other Annual Compensation ($) (2)	Securities Underlying Options (#) (3)
John R. Barr	2002		$391,765	$0	—	75,000
President and Chief	2001		371,087	125,000	—	75,000
Executive Officer	2000		361,809	81,000	—	150,000

Thomas T. Higgins	2002		255,680	0	—	75,000
Executive Vice President,	2001		242,230	68,432	—	50,000
Operations and Chief Financial Officer	2000		227,956	49,350	—	100,000

Bernadette L. Alford, Ph.D.	2002		253,369	0	—	100,000
Executive Vice President,	2001		237,980	67,725	—	50,000
Development, Regulatory and Clinical Affairs	2000	(4)	116,667	69,300	—	150,000

(1)	Bonuses are reported on an accrual basis in each year in which a bonus was earned.

(2)	Excludes perquisites and other personal benefits, securities or property which, in the aggregate, are less than the lesser of $50,000 or ten percent (10%) of the total of the annual salary and bonus reported for the Named Executive Officer for the year.

(3)	All stock options in this column were granted under the 1998 Equity Plan which is administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in four equal annual installments on the first four anniversaries of the date of grant, and expire ten years from the date of grant.

(4)	Dr. Alford joined us in May 2000 and became Executive Vice President, Development, Regulatory and Clinical Affairs in September 2000. The information shown in this table for 2000 reflects compensation earned by Dr. Alford from May 2000 through December 30, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of options to purchase common stock made to each Named Executive Officer during Fiscal Year 2002.

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal Year 2002(2)	Exercise Price ($/Share)	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%($)	10%($)
John R. Barr	75,000	13.7%	$5.55	3/4/12	$261,777	$663,395
Thomas T. Higgins	75,000	13.7%	$5.55	3/4/12	$261,777	$663,395
Bernadette L. Alford, Ph.D.	100,000	18.3%	$5.55	3/4/12	$349,037	$884,527

(1)	See Note (1) to the Summary Compensation Table. The options vest in four equal annual installments starting on the first anniversary of the grant date.

(2)	Options to purchase an aggregate of 547,937 shares were granted to all our employees and directors in Fiscal Year 2002.

(3)	Options expire ten years from grant date unless the individual earlier terminates employment. Upon such termination of employment, all vested options expire 90 days from the termination date.

(4)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

Presented below is information about the number and value of unexercised stock options to purchase our common stock held by each Named Executed Officer as of December 28, 2002. No Named Executive Officers exercised any options in Fiscal Year 2002.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(1)
John R. Barr	498,871/218,750	—/—
Thomas T. Higgins	242,500/122,500	—/—
Bernadette L. Alford, Ph.D.	87,500/212,500	—/—

(1)	Based on the difference between the option exercise price and the closing price per share of the underlying common stock on the Nasdaq National Market on December 27, 2002, which closing price was $1.11.

COMPENSATION OF DIRECTORS

Mr. Tendler received $40,000 for his services as Chairman of our Executive Committee during Fiscal Year 2002. Messrs. Hayward-Surry, Limber and Lerner and Dr. Platika each received $15,000 for their services as directors. Each of these Board members also received $2,000 for each meeting of the Board that they attended. If a committee meeting occurred on days other than when a Board meeting took place, these directors received $1,000 for each committee meeting attended.

All members of the Board of Directors receive reimbursement of expenses associated with their attendance of meetings of the Board of Directors or of any committee of which they are a member.

In addition, directors who are not also officers or employees received option grants under the 1998 Director Stock Option Plan, as amended. This plan provides for an automatic grant of options to purchase 15,000 shares of common stock upon initial election to the Board of Directors. These grants vest twenty-five percent on the six-month anniversary of the grant date and then vest twenty-five percent each on the second, third and fourth year anniversary of the grant date. This plan also provides for an automatic annual grant of options to purchase 2,000 shares of common stock. These grants vest one hundred percent on the one-year anniversary of the grant date. The term of all options granted under the 1998 Director Stock Option Plan, as amended, is ten years from the date of grant. The exercise price for all options granted under the 1998 Director Stock Option Plan, as amended, is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares.

Pursuant to the 1998 Director Stock Option Plan, Messrs. Tendler, Parker, Lerner and Limber and Drs. Ackerman, Wicker, Charpie and Platika each received an automatic annual option grant on December 20, 2002 to purchase 2,000 shares of common stock. Mr. Hayward-Surry is not permitted by his employer to accept option grants and has not received any grants under the 1998 Director Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Lerner, Parker, Limber and Dr. Wicker. No member of the Compensation Committee has at any time been an officer or employee of our company. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee. Mr. Parker is a general partner of Ampersand Ventures. Refer to Item 13.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of shares of our common stock as of April 7, 2003: (i) by each person (or group of affiliated persons) who we know to own beneficially more than five percent of our outstanding shares of common stock; (ii) by the individual who served as our chief executive officer during the fiscal year ended December 28, 2002; (iii) by the executive officers other than the chief executive officer who earned more than $100,000 in the fiscal year ended December 28, 2002 and who were employed by us on December 28, 2002; (iv) by each of our directors; and (v) by all of our current directors and executive officers as a group. As of April 7, 2003, we had 22,811,958 shares of common stock outstanding. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned (1)	Percent of Class
5% Stockholders

Ampersand Funds(2) 55 William Street, Suite 240 Wellesley, MA 02481	6,585,021	28.9%

State of Wisconsin Investment Board 121 East Wilson Street Madison, WI 53702	2,291,100	10.0%

Pall Corporation(3) 2200 Northern Boulevard East Hills, NY 11548	2,253,022	9.9%

New York Blood Center, Inc.(4) 310 East 67th Street New York, NY 10021-6295	2,009,704	8.8%

J.P. Morgan Partners LLC(5) 1221 Avenue of the Americas New York, NY 10020	1,801,470	7.9%

Named Executive Officers and Directors
Richard A. Charpie, Ph.D.(6)	6,673,976	29.2%
Jeremy Hayward-Surry(7)	2,253,022	9.9%
Damion E. Wicker, M.D.(8)	1,824,470	8.0%
John R. Barr(9)	589,116	2.5%
Samuel K. Ackerman, M.D.(10)	432,637	1.9%
Thomas T. Higgins(11)	290,729	1.3%
Bernadette L. Alford, Ph.D.(12)	150,000	**
Peter D. Parker(13)	76,398	**
Irwin Lerner(14)	40,888	**
David Tendler(15)	30,500	**
Doros Platika, M.D.(16)	11,500	**
Joseph M. Limber(17)	9,500	**
All current directors and executive officers as a group (12 persons)(18)	12,382,736	51.6%

*	Address provided for beneficial owners of 5% or more of the outstanding common stock only.

**	Indicates less than one percent.

(1)	Beneficial ownership of common stock is determined in accordance with the rules of the Securities and Exchange Commission, and includes shares for which the holder has sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or which become exercisable within 60 days of April 7, 2003 are deemed to be beneficially owned and outstanding by the person holding such options and, in accordance with the rules of the Securities and Exchange Commission, are included for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 980,000 shares held by Ampersand 1999 Limited Partnership (“AMP-99”), 20,000 shares held by Ampersand 1999 Companion Fund Limited Partnership (“AMP-99 CF”), 5,029,687 shares held by Ampersand 1995 Limited Partnership (“AMP-95”), 81,782 shares held by Ampersand 1995 Companion Fund Limited Partnership (“AMP-95 CF”), 331,487 shares held by Ampersand 1994 Limited Partnership (“AMP-94”) and 142,065 shares held by Ampersand 1994 Companion Fund Limited Partnership (“AMP-94 CF”). AMP-99 Management Company Limited Liability Company is the general partner of AMP-99 and AMP-99 CF. AMP-95 MCLP LLP is the general partner of AMP-95 Management Company Limited Partnership, which itself is the general partner of both AMP-95 and AMP-95 CF and has voting and investment control over the shares held by those two entities. AMP-94 MCLP LLP is the general partner of AMP-94 Management Company Limited Partnership, which itself is the general partner of both AMP-94 and AMP-94 CF and has voting and investment control over the shares held by those two entities. Richard A. Charpie is the Principal Managing Member of AMP-99 Management Company Limited Liability Company and the Managing Partner of AMP-95 MCLP LLP and AMP-94 MCLP LLP. Dr. Charpie disclaims beneficial ownership of shares held by any of the above-listed entities except to the extent of his pecuniary interest therein.

(3)	Mr. Hayward-Surry, a director, is the President and a director of Pall Corporation.

(4)	Mr. Tendler, a director, is a member of the Board of Trustees and Executive Committee of the New York Blood Center, Inc. (“NYBC”).

(5)	Dr. Wicker, a director, is a partner at J.P. Morgan Partners LLC.

(6)	Consists of shares described in note (2) of which Dr. Charpie may be considered the beneficial owner, 65,955 shares directly owned by Dr. Charpie and 23,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003. Dr. Charpie disclaims beneficial ownership of the shares described in note (2) except to the extent of his pecuniary interest therein.

(7)	Consists of 2,253,022 shares held by Pall Corporation, of which Mr. Hayward-Surry may be considered the beneficial owner. Mr. Hayward-Surry disclaims beneficial ownership of the shares held by Pall Corporation.

(8)	Consists of 1,801,470 shares held by J.P. Morgan Partners LLC of which Dr. Wicker may be considered the beneficial owner and 23,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003. Dr. Wicker disclaims beneficial ownership of shares held by J.P. Morgan Partners LLC except to the extent of his pecuniary interest therein.

(9)	Consists of 2,745 shares owned and 586,371 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(10)	Consists of 428,637 shares owned and 4,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(11)	Consists of 6,979 shares owned and 283,750 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(12)	Consists of 150,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(13)	Consists of 53,398 shares owned and 23,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(14)	Consists of 11,180 shares owned and 29,708 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(15)	Consists of 3,500 shares owned and 27,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(16)	Consists of 11,500 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(17)	Consists of 9,500 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

(18)	Includes 1,170,829 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 7, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 28, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1998 Director Stock Option Plan	177,000	$4.81	73,000
1998 Equity Incentive Plan	2,019,502	$7.19	1,218,414
1999 Supplemental Stock Option Plan	409,785	$3.93	301,401
Equity compensation plans not approved by security holders:	none	none	none

Total	2,606,287	$6.51	1,592,815

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 19, 1998, we and Pall Corporation (“Pall”) entered into a series of agreements (the “original Pall Agreements”) providing for, among other things, a collaboration on the development and marketing of systems employing our pathogen reduction technologies for red blood cell and platelet concentrates. Under the original Pall Agreements, Pall received exclusive worldwide distribution rights to all of our systems incorporating pathogen reduction technology for red blood cells and platelets. The parties also equally shared research, development, clinical and regulatory responsibilities and were to equally share profits and joint expenses from operations after each party was reimbursed for its cost of goods. Pall reimbursed us for fifty percent of the excess of our red cell program research costs over those costs incurred directly by Pall. Total reimbursement by Pall was approximately $3.6 million for Fiscal Year 2002.

Upon execution of the Pall Agreements and at the time of our initial public offering, Pall made equity investments in us totaling $9.0 million. In addition, the original Pall Agreements provided that Pall would purchase up to $17.0 million worth of our common stock in installments tied to the achievement of specified development milestones. Such equity investments by Pall were to be made at the prevailing market price per share. We reached equity milestones in December 2000 and December 1999 and, accordingly, Pall purchased $4.0 million and $3.0 million, respectively, of our common stock at the then market price.

On August 6, 2002, we and Pall modified our collaboration (the “modified collaboration”) on the program for INACTINETM Pathogen Reduction System for red cells to permit the addition of new distribution partners to advance commercialization of the program. We acquired worldwide distribution rights previously held by Pall and have a one-year period expiring in August 2003 in which to negotiate new partnership agreements. At the end of the one-year period, Pall has the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINETM treatment of red cells. We assumed research and development funding responsibility for the program unless Pall exercises its option to reacquire any potential marketing rights.

Under the modified collaboration, Pall is required to make an equity investment of $4.0 million, subject to our initiating Phase III clinical trials prior to January 1, 2003. The milestone was achieved and we and Pall have agreed that the investment will close at a price of $1.02 per share concurrently with an additional equity offering with a minimum of $11 million prior to September 30, 2003. Pall has also made available to us a one-year revolving credit facility of $5.0 million secured by liens on certain of our assets. The credit facility will expire on the earlier of August 1, 2003 or the date of closing of a financing of more than $15 million, at which time all outstanding amounts are due and payable. At December 28, 2002, $2.5 million was outstanding under the credit facility at an interest rate of 6.25 percent (prime plus 2 percent). Subsequent to year end, we borrowed the remaining $2.5 million thereby fully utilizing the credit facility.

As of April 7, 2003, Pall owned 9.9 percent of our outstanding shares. Mr. Hayward-Surry, one of our directors, is the President and is a member of the Board of Directors of Pall Corporation.

As of April 7, 2003, Ampersand Ventures (“Ampersand”) owned 28.9 percent of our outstanding stock, as described in Note 2 to the Security Ownership by Management and Principle Stockholders Table. Messrs. Charpie and Parker, our directors, are general partners in Ampersand and, in the case of Dr. Charpie, managing general partner, of various Ampersand funds (as more fully described in Note 2 to the Security Ownership by Management and Principle Stockholders Table). As of April 7, 2003, Dr. Charpie may be considered a beneficial owner of 29.2 percent of our outstanding stock, including shares owned directly and shares issuable upon the exercise of outstanding options. Mr. Parker owned less than 1 percent of our outstanding stock as of April 7, 2003. Dr. Ackerman is an operating partner in Ampersand and owned 1.9 percent of our outstanding stock as of April 7, 2003.

We entered into a consulting agreement in October 2000 with Dr. Ackerman, Chairman of our Board of Directors and Chief Scientific Officer. Under the terms of this agreement which renews annually, Dr. Ackerman received a total of $100,000 for his consulting services in Fiscal Year 2002.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)    Exhibits

The following exhibit is filed herewith:

Exhibit Number	Description

99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 23rd day of April 2003.

V. I. TECHNOLOGIES, INC.

By:	/s/ JOHN R. BARR
John R. Barr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BARR John R. Barr	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2003

/s/ SAMUEL K. ACKERMAN, M.D. Samuel K. Ackerman, M.D.	Chairman of the Board of Directors	April 23, 2003

/s/ THOMAS T. HIGGINS Thomas T. Higgins	Executive Vice President, Operations, (Principal Financial Officer and Principal Accounting Officer)	April 23, 2003

/s/ RICHARD A. CHARPIE Richard A. Charpie	Director	April 23, 2003

/s/ JEREMY HAYWARD-SURRY Jeremy Hayward-Surry	Director	April 23, 2003

/s/ IRWIN LERNER Irwin Lerner	Director	April 23, 2003

/s/ JOSEPH M. LIMBER Joseph M. Limber	Director	April 23, 2003

/s/ PETER D. PARKER Peter D. Parker	Director	April 23, 2003

Doros Platika, M.D.	Director	April , 2003

/s/ DAVID TENDLER David Tendler	Director	April 23, 2003

Damion E. Wicker, M.D.	Director	April , 2003

CERTIFICATION

I, John R. Barr, certify that:

1.	I have reviewed the annual report on Form 10-K, as amended (the “annual report”), of V.I. Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 23, 2003

/s/ JOHN R. BARR
John R. Barr Chief Executive Officer

CERTIFICATION

I, Thomas T. Higgins, certify that:

1.	I have reviewed the annual report on Form 10-K, as amended (the “annual report”), of V.I. Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 23, 2003

/s/ THOMAS T. HIGGINS
Thomas T. Higgins Chief Financial Officer

EXHIBIT INDEX

99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer