Form 10-Q
period 2003-03-29
V I TECHNOLOGIES INC
filed 2003-05-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-24241

V.I. TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Coolidge Avenue, Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2003:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	22,811,958

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	March 29, 2003 (unaudited)	December 28, 2002 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,191	$7,249
Other receivables, net	4,294	6,493
Prepaid expenses and other current assets	827	693

Total current assets	9,312	14,435
Property and equipment, net	4,775	4,961
Intangible assets, net	2,905	2,967
Goodwill	398	398
Other assets	2,185	—

Total assets	$19,575	$22,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,000	$2,500
Capital lease obligations	96	157
Accounts payable	2,152	1,575
Accrued expenses	1,214	1,085
Current portion of deferred revenue	153	153
Current portion of advances	1,347	3,478

Total current liabilities	9,962	8,948
Advances	2,185	—
Deferred revenue	916	954

Total liabilities	13,063	9,902

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 60,000,000 shares; issued and outstanding 22,794,172 at March 29, 2003 and 22,771,821 at December 28, 2002	228	228
Additional paid-in-capital	141,481	141,464
Accumulated deficit	(135,197)	(128,833)

Total stockholders’ equity	6,512	12,859

Total liabilities and stockholders’ equity	$19,575	$22,761

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except for per share data)

	Quarter Ended
	March 29, 2003 (unaudited)	March 30, 2002 (unaudited)
Revenues:
Partner research funding	$104	$1,961

Costs and expenses:
Research and development costs	5,325	4,832
General and administrative expenses	1,124	1,220

Total operating costs and expenses	6,449	6,052

Loss from operations	(6,345)	(4,091)
Interest (expense) income, net	(19)	141

Net loss	$(6,364)	$(3,950)

Basic and diluted net loss per share	$(0.28)	$(0.17)

Weighted average common shares used in computing basic and diluted net loss per share	22,793	22,740

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Quarter Ended
	March 29, 2003 (unaudited)	March 30, 2002 (unaudited)
Cash flows from operating activities:
Net loss	$(6,364)	$(3,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	283
Accretion of interest on long term receivables and advances	(45)	(36)
Changes in operating accounts:
Other receivables, net	112	(515)
Prepaid expenses and other current assets	82	(152)
Accounts payable and accrued expenses	627	(294)
Deferred revenue	(38)	(39)

Net cash used in operating activities	(5,354)	(4,703)

Cash flows from investing activities:
Additions to property, plant and equipment	(24)	(1,263)
Proceeds of short-term investments	—	2,239
Proceeds from Plasma Operations divestiture	—	2,000

Net cash provided by (used in) investing activities	(24)	2,976

Cash flows from financing activities:
Costs associated with equity financing	(136)	—
Proceeds from issuance of common stock	17	81
Proceeds from revolving credit facility	2,500	—
Principal repayment of capital lease obligations	(61)	(66)

Net cash provided by financing activities	2,320	15

Net decrease in cash and cash equivalents	(3,058)	(1,712)
Cash and cash equivalents, beginning of year	7,249	21,949

Cash and cash equivalents, end of period	$4,191	$20,237

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 as filed on March 26, 2003.

The Company faces certain risks and uncertainties similar to other biotechnology companies including its ability to obtain additional funding; its future profitability; protection of patents and property rights; uncertainties regarding the development of the Company’s technologies; the success of its clinical trials; competition and technological change; governmental regulations including the need for product approvals; and attracting and retaining key officers and employees.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 29, 2003, has an accumulated deficit of $135.2 million. For the quarter ended March 29, 2003, the Company consumed in its operations net cash resources of approximately $5.4 million.

The Company had cash of approximately $4.2 million at March 29, 2003. Management believes that these resources will only be adequate to support the Company’s operations to early June 2003. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Fund Raising Efforts – Rights Offering

On January 21, 2003, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) for a proposed offering of its common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all its shareholders. Under the terms of the rights offering, which commenced on March 31, 2003, shareholders received 0.87 subscription rights for each share of common stock owned at the record date of March 31, 2003, thereby entitling them to purchase shares of Vitex common stock representing a total of approximately 19.8 million shares. The exercise price is $1.02 per share, the same pricing as the Pall Corporation (“Pall”) $4 million Phase III milestone investment commitment (see Note 3). Pall is required to complete its equity milestone investment if the Company closes an equity financing of $11 million or more prior to September 30, 2003.

Assuming proceeds of the rights offering exceed $11 million, the Company intends to close the rights offering concurrently with the Pall milestone investment. As further described in Note 3, if the total financing including the Pall milestone exceeds $15 million, the Company’s credit facility with Pall will mature and the Company will repay the current outstanding balance of $5 million. However, there is no guarantee that the Company will be able to successfully complete these transactions. The rights offering was originally scheduled to expire on May 1, 2003. In response to requests from shareholders for additional time to evaluate the terms of the offering, the Company extended the period of the rights offering until May 15, 2003, at which time it will terminate.

Presentation of Fiscal Years

The Company prepares its consolidated financial statements on the basis of a 52-week fiscal year ending on the Saturday closest to the end of the calendar year. In the notes to the accompanying consolidated financial statements, the years ended December 27, 2003 and December 28, 2002 are referred to as fiscal years 2003 and 2002, respectively, in the notes to the consolidated financial statements.

Revenue Recognition

Reimbursement from collaborators under research programs is recorded within partner research funding revenue when eligible costs are incurred. Prior to the modification of the Pall Corporation (“Pall”) collaboration in August 2002, partner research funding revenue was primarily from Pall, a shareholder (See Note 3). Pall’s reimbursement of costs of the Company’s red blood cell program, net of program costs incurred by Pall, was $1.7 million for the quarter ended March 30, 2002. Also included within partner research funding revenue is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement. These amounts totaled $0.04 million for the quarters ended March 29, 2003 and March 30, 2002.

Research and Development

All research and development costs are charged to operations as incurred.

Goodwill and Other Intangible Assets

Intangible assets, comprised of core technology, are amortized over its estimated useful life of fifteen years. At March 29, 2003, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.8 million. Amortization expense was $0.06 million for the quarters ended March 29, 2003 and March 30, 2002. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per annum.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents for the quarters ended March 29, 2003 and March 30, 2002, had they been included in the computation, would have been approximately 69,000, and 215,000, respectively.

Stock-based Compensation

At March 29, 2003, the Company has two stock-based employee compensation plans, a director stock-based compensation plan and an employee stock purchase plan. The Company accounts for those plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”. No stock-based compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Quarter Ended
	March 29, 2003	March 30, 2002
Net loss:
As reported	($6,364)	($3,950)
Add: Stock-based compensation expense	(694)	(514)

Pro forma	($7,058)	($4,464)
Basic and diluted net loss per share:
As reported	($0.28)	($0.17)
Add: Stock-based compensation expense	(0.03)	(0.03)

Pro forma	($0.31)	($0.20)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Quarter Ended
	March 29, 2003		March 30, 2002
	Stock Options	ESPP	Stock Options	ESPP
Volatility	132%	132%	69%	69%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.8%	1.2%	4.7%	1.9%
Expected life in years	5	0.25	5	0.25

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

2. Receivables from Precision Pharma Services, Inc.

In August 2001, the Company completed the divestiture of its plasma operations located in Melville, New York to Precision Pharma Services, Inc. (“Precision”). Precision was a newly-formed company owned by management of the plasma operations and Ampersand Ventures, a Vitex shareholder. The divestiture terms included a $3.0 million holdback of the purchase price by Precision, payable on the second anniversary of the divestiture, subordinated to Precision’s superior indebtedness to a financial institution. The net present value of the Precision $3.0 million holdback at March 29, 2003 is $2.9 million. It is included in the consolidated balance sheet in other receivables at March 29, 2003 and December 28, 2002.

Additionally, Precision is required to fund a $3.5 million continuing obligation of the Company at maturity. This obligation was originally due in March 2003 and was recently rescheduled. It is now amortized over the three year period through February 2006 (see Note 5). The corresponding $3.5 million receivable from Precision is included in the balance sheet at March 29, 2003 in two parts: amounts due within the next year of $1.3 million are recorded within other receivables and amounts due beyond one year of $2.2 million are included in other assets. The total $3.5 million amount is recorded in other receivables in the balance sheet at December 28, 2002. Subsequent to the quarter ended March 29, 2003, Precision paid $0.5 million to the Company, an amount equivalent to the debt amortization payments made to date by the Company.

3. Modification of Pall Collaboration

In August 2002, the Company and Pall Corporation (“Pall”) modified their collaboration (the “modified collaboration”) on the program for the INACTINETM Pathogen Reduction System for red cells to permit the addition of new distribution partners to advance commercialization of the program. Vitex acquired worldwide distribution rights previously held by Pall and has a one-year period expiring in August 2003 in which to negotiate new partnership agreements. At the end of the one-year period, Pall has the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINETM treatment of red cells. Vitex has assumed full research and development funding responsibility for the program.

Under the modified collaboration, Pall is required to make an equity milestone investment of $4.0 million related to the initiation of Phase III clinical trials. The milestone was achieved on December 31, 2002 and Pall and the Company agreed that the investment will close at a price of $1.02 per share concurrently with an additional equity offering in a minimum amount of $11 million closing prior to September 30, 2003. Pall also made available to the Company a one-year revolving credit facility of $5.0 million secured by liens on certain of the Company’s assets. The credit facility will expire on the earlier of August 1, 2003 or the date of closing of a financing of more than $15 million, at which time all outstanding amounts are due and payable. At March 29, 2003, $5.0 million was outstanding under the credit facility at an interest rate of 6.25% (prime rate plus 2%).

4. Stockholders’ Equity

As discussed in Note 1, in January 2003, the Company filed a registration statement with the Securities and Exchange Commission for a rights offering of common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all the Company’s stockholders. The maximum numbers of shares to be distributed in conjunction with the rights offering is approximately 19.8 million shares. The rights offering commenced March 31, 2003. The rights offering was originally scheduled to expire on May 1, 2003. In response to requests from shareholders for additional time to evaluate the terms of the offering, the Company extended the period of the rights offering until May 15, 2003, at which time it will terminate.

On March 10, 2003 the Company held a Special Meeting of Stockholders at which stockholders approved an amendment to the Company’s restated certificate of incorporation to increase from 45 million shares to 60 million shares the aggregate number of shares of common stock authorized to be issued by the Company.

5. Subsequent Events

Subsequent to March 29, 2003, the Company executed an agreement modifying the repayment terms of a $3.5 million advance from a former customer of its now-divested plasma operations. Under the revised terms, 10% of the advance was payable immediately and the remaining balance is scheduled to be amortized on a monthly basis at a 10% interest rate over three years. Principal repayment is subject to acceleration in the approximate amounts of $0.1 million and $0.2 million, respectively, if the Company achieves certain targets in its rights offering and in the closing of an agreement with a marketing partner. In April 2003, the Company made amortization payments on this advance totaling $0.5 million which were, in turn, funded by Precision (see Note 2).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Based on the demonstrated effectiveness of our science as presented in industry publications and presentations, and on our competitive analysis, we believe that we are a leading developer of innovative biotechnology products designed to improve the safety of the world’s blood supply. We have designed our proprietary INACTINETM Pathogen Reduction System for red cells (the “INACTINETM system”) to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells while maintaining the therapeutic properties of the red blood cells. The INACTINETM system has also demonstrated in non-clinical trials high efficiency in removing prion proteins. Prion proteins in their pathogenic forms are the agents that cause “Mad Cow Disease”, or in humans, variant Creutzfeldt-Jakob Disease (“vCJD”), which is 100% fatal, and for which no diagnostic or therapy currently exists. The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the nucleic acid, preventing replication and thereby “killing” the pathogens. Our lead product candidate, INACTINETM red blood cell system for pathogen reduction, is in pivotal Phase III clinical trials. We are designing our INACTINETM system to work with existing red blood cell collection systems and to be easily integrated into the blood banking infrastructure. Over 40 million red cell units are transfused annually in the U.S., Europe and Japan, representing an over $4 billion market opportunity. We currently do not have any approved products and we have not made any commercial sales of our products under development.

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

In order to accelerate product development and commercialization of our INACTINETM system, we are actively engaged in discussions with potential distribution partners. We have a continuing relationship with Pall Corporation (“Pall”) and also have a contract development and manufacturing agreement with Haemonetics Corporation and a collaboration with Amersham Pharmacia Biotech.

RECENT DEVELOPMENTS

On January 21, 2003, we announced the achievement of the Phase III clinical trial milestone under our agreement with Pall Corporation, thereby qualifying us for a $4 million investment by Pall in Vitex common stock. This investment will be priced at $1.02 per share, the average of market prices at the time the milestone was achieved, and will close if we secure more than an additional $11 million in equity financing, including through the rights offering described below, on or before September 30, 2003.

On January 21, 2003, we announced the filing of a registration statement with the Securities and Exchange Commission for a proposed rights offering of our common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all our shareholders. Under the terms of the rights offering, which commenced on March 31, 2003, shareholders received 0.87 subscription rights for each share of common stock owned at the record date of March 31, 2003, thereby entitling them to purchase shares of Vitex common stock representing a total of approximately 19.8 million shares. Holders who exercise their basic subscription right will have oversubscription rights to purchase any unsubscribed shares. The exercise price is $1.02 per share, the same pricing as the Pall $4 million Phase III milestone investment commitment. Assuming proceeds of the rights offering exceed $11 million, we intend to close the rights offering concurrently with the Pall investment commitment. The rights offering was originally scheduled to expire on May 1, 2003. In response to requests from shareholders for additional time to evaluate the terms of the offering, we extended the period of the rights offering until May 15, 2003, at which time it will terminate.

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

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 (SAB101), “Revenue Recognition in Financial Statements”. Revenues under partner research collaborations are recognized as we incur research costs eligible for reimbursement under the collaboration agreements. Non-refundable up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. We continually review these estimates for any events which could result in a change in the deferral period. Amounts received in advance of the incurrence of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

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

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•	significant decrease in the market value of an asset;
•	significant adverse change in our business or industry; and
•	significant decline in our stock price for a sustained period.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 29, 2003 and March 30, 2002

Net Revenues

Partner research funding decreased by $1.9 million or 95 percent to $0.1 million for the quarter ended March 29, 2003 in comparison with the quarter ended March 30, 2002 as a result of our August 2002 modification of the Pall collaboration. Under terms of that modification, we assumed responsibility from Pall for funding of the INACTINETM red cell program. Prior to August 2002, partner research funding was principally from Pall Corporation.

Research and Development

Our research and development activities all relate to the development of pathogen inactivation technologies for blood products of which our INACTINETM chemistry is currently the core technology and our INACTINE™ Pathogen Reduction System for red cells (the “INACTINETM system”) is the lead product candidate. The INACTINETM system has completed Phase I and Phase II clinical trials in human subjects and has now entered Phase III trials in the United States.

Our research and development spending on pathogen inactivation technologies principally includes our internal research efforts, scientific and development work under contract to independent vendors, our intellectual property protection efforts and clinical trials conducted by medical institutions. Research and development spending on pathogen inactivation technologies totaled $5.3 million for the quarter ended March 29, 2003 as compared to $4.8 million for the quarter ended March 30, 2002, an increase of $0.5 million, or 10 percent. The increase from 2002 is due primarily to INACTINE™ system component development costs, as well as costs of the Phase III clinical trials which commenced in the first quarter of 2003 and outside studies of the safety profile of the INACTINETM system.

Cumulatively, we have invested $133.5 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our Phase III clinical trial program for the INACTINETM system began in December 2002 and we expect that program to continue into the second half of fiscal 2004. After that point, we will prepare a Biologics License Application (BLA) for submission to the FDA which initiates the final step of FDA review, leading to a decision by the FDA on approval to market the system in the U.S. The time involved in this stage of the FDA review is not within our control and we cannot reasonably estimate this time period. We intend to introduce the INACTINE™ system into the U.S. market shortly after receiving BLA approval. We anticipate that our research and development spending during the time leading to our filing of a BLA, including the cost of conducting clinical trials, will be in the annual range of approximately $25 million.

In parallel with this process, we will be developing and implementing a strategy to achieve marketing approval of the INACTINE™ system in the European Community and Japan. We are currently in the course of developing this strategy and have not yet arrived at estimates of the timing and related cost.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside our control, including the enrollment rates and results of the Phase III clinical trials, the length of the FDA and foreign regulatory approval processes, the success of our fundraising efforts, our ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of our product. These factors are also described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2003. Accordingly, we are unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINETM system, or the period in which we can expect material net cash inflows from the system.

General and Administrative Expenses

General and administrative expenses were $1.1 million in the first quarter of 2003 versus $1.2 million in the prior year period. The decrease is due to lower staffing and discretionary expenditures.

Interest (Expense) Income, Net

We incurred net interest expense of $0.02 million for the period ended March 29, 2003 versus net interest income of $0.1 million for the prior year period. The difference was due to lower cash balances in 2003 combined with interest expense on the Pall revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through sales of common stock, issuance of short-term and long-term debt, capital lease financing arrangements and research and development funding.

At March 29, 2003, we had a working capital deficit of $0.7 million, including cash and cash equivalents of $4.2 million, in comparison with working capital of $5.5 million, including cash and cash equivalents of $7.2 million at December 28, 2002. The primary objectives for our investment of cash balances are safety of principal and liquidity.

During the quarter ended March 29, 2003, our cash position decreased by $3.1 million reflecting operating losses and changes in working capital of $5.4 million, repayment of capital lease obligations of $0.1 million and payment of rights offering costs of $0.1 million, offset by borrowings of $2.5 million under the Pall Corporation revolving credit facility.

Under our collaboration agreement, Pall Corporation is obligated to make a $4 million investment in our common stock at an average market price upon initiation of Phase III clinical trials. This milestone was achieved on December 31, 2002 resulting in pricing of $1.02 per share for the investment. The investment is expected to close concurrently with the rights offering as described below if we receive $11 million or more from the rights offering or another equity financing before September 30, 2003. In addition, Pall made available to us a revolving credit facility in the total amount of $5.0 million which we have fully drawn down as of March 29, 2003.

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

On January 21, 2003, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) for a proposed offering of our common stock with a maximum value of approximately $20 million through the distribution of subscription rights to all our shareholders. Under terms of the rights offering, which commenced March 31, 2003, shareholders received 0.87 subscription rights for each share of common stock owned at the record date of March 31, 2003 thereby entitling them to purchase shares of our common stock representing a total of approximately 19.8 million shares. The exercise price is $1.02 per share, the same pricing as the Pall $4 million Phase III milestone investment commitment. Pall is required to complete its equity milestone investment if we close an equity financing of $11 million or more prior to September 30, 2003. Assuming proceeds of the rights offering exceed $11 million, we intend to close the rights offering concurrently with the Pall milestone investment. If the total financing exceeds $15 million, our credit facility with Pall will mature and we will repay the outstanding balance of $5 million. The rights offering was originally scheduled to expire on May 1, 2003. In response to requests from shareholders for additional time to evaluate the terms of the offering, we extended the period of the rights offering until May 15, 2003, at which time it will terminate. However, there is no guarantee that we will be able to successfully complete these transactions.

At March 29, 2003, we had cash balances of $4.2 million. Management believes that these resources will only be adequate to support our operations to early June 2003.

The following table represents our outstanding contractual obligations at March 29, 2003, in thousands:

	Less than 1 Year	Years 1-3	Years 4-7	Total
Operating Leases	$1,104	$3,494	$3,225	$7,824
Capital Leases	96	—	—	96
Revolving Credit Facility	5,000	—	—	5,000
Advance Repayments	1,347	2,185	—	3,532

Total	$7,547	$5,679	$3,225	$16,452

FORWARD-LOOKING STATEMENTS

This document and other documents we may file with the Securities and Exchange Commission contain forward-looking statements. Also, our company management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;
•	anticipated agreements with marketing partners;
•	anticipated clinical trial timelines or results;
•	anticipated research and product development results;
•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions or assumptions underlying or relating to any of the above items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to the effects of changes in interest rates on our borrowings under the Pall revolving credit facility and on our investments of available cash balances in money market funds and in portfolios of investment grade corporate and U.S. government securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

PART II.—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2003, we held a Special Meeting of Stockholders. The following matter was approved at that meeting: An amendment to our restated certificate of incorporation to increase from 45,000,000 shares to 60,000,000 shares the aggregate number of shares of common stock authorized to be issued by us. There were 15,679,669 shares of common stock voted for such amendment, 350,074 shares of common stock voted against such amendment and 1,200 shares of common stock abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1++	Agreement with the American National Red Cross dated April 9, 2003. Filed herewith.
99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

++ Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 6, 2003 announcing an update on expressions of interest received from certain institutional and venture capital shareholders to purchase shares of the Company’s common stock under the proposed $20 million rights offering.

The Company filed a Current Report on Form 8-K on February 21, 2003 announcing the favorable settlement of a long-standing dispute with the Bureau of Alcohol, Tobacco and Firearms resulting in a credit of $1.3 million reported for the year ended December 28, 2002.

The Company filed a Current Report on Form 8-K on February 28, 2003 announcing its financial results for the fourth quarter and year ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC. (Registrant)

Date: May 7, 2003	/s/ JOHN R. BARR
John R. Barr President and Chief Executive Officer

Date: May 7, 2003	/s/ THOMAS T. HIGGINS
Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

CERTIFICATIONS

I, John R. Barr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of V.I. Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 7, 2003

/s/ JOHN R. BARR
John R. Barr
Chief Executive Officer

I, Thomas T. Higgins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of V.I. Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 7, 2003

/s/ THOMAS T. HIGGINS
Thomas T. Higgins
Chief Financial Officer

EXHIBIT INDEX

10.1++	Agreement with the American National Red Cross dated April 9, 2003.

99.1	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer

++ Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.