Form 10-Q
period 2003-06-28
V I TECHNOLOGIES INC
filed 2003-08-05
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

(617) 926-1551

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 1, 2003:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	40,897,834

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	June 28, 2003 (unaudited)	December 28, 2002 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,048	$7,249
Other receivables, net	1,020	6,493
Prepaid expenses and other current assets	473	693

Total current assets	13,541	14,435

Property and equipment, net	4,588	4,961
Intangible assets, net	2,843	2,967
Goodwill	398	398
Other assets, net	4,626	—

Total assets	$25,996	$22,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$2,500
Capital lease obligations	43	157
Accounts payable and accrued expenses	3,993	2,660
Current portion of deferred revenue	153	153
Current portion of advances	1,010	3,478

Total current liabilities	5,199	8,948

Advances	1,923	—
Deferred revenue	878	954

Total liabilities	8,000	9,902

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 60,000,000 shares; issued and outstanding 40,875,787 at June 28, 2003 and 22,771,821 at December 28, 2002	409	228
Additional paid-in-capital	159,353	141,464
Accumulated deficit	(141,766)	(128,833)

Total stockholders’ equity	17,996	12,859

Total liabilities and stockholders’ equity	$25,996	$22,761

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2003 (unaudited)	June 29, 2002 (unaudited)	June 28, 2003 (unaudited)	June 29, 2002 (unaudited)
Revenues:
Research funding	$104	$1,878	$209	$3,839

Costs and expenses:
Research and development costs	5,267	6,333	10,593	11,165
General and administrative expenses	1,096	1,163	2,221	2,383

Total operating costs and expenses	6,363	7,496	12,814	13,548

Loss from operations	(6,259)	(5,618)	(12,605)	(9,709)

Interest (expense) income, net	(310)	126	(328)	268

Net loss	$(6,569)	$(5,492)	$(12,933)	$(9,441)

Basic and diluted net loss per share	$(0.23)	$(0.24)	$(0.51)	$(0.42)

Weighted average shares used in calculation of basic and diluted net loss per share	27,985	22,746	25,389	22,743

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Twenty-Six Weeks Ended
	June 28, 2003 (unaudited)	June 29, 2002 (unaudited)
Cash flows from operating activities:
Net loss	$(12,933)	$(9,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	555
Net accretion of interest	207	(71)
Changes in operating accounts:
Other receivables, net	95	(488)
Prepaid expenses and other current assets	220	(56)
Accounts payable and accrued expenses	1,277	(1,004)
Deferred revenue	(76)	(77)

Net cash used in operating activities	(10,669)	(10,582)

Cash flows from investing activities:
Additions to property and equipment	(44)	(1,339)
Proceeds of short-term investments	—	3,332
Proceeds from Plasma Operations divestiture	668	2,000

Net cash provided by investing activities	624	3,993

Cash flows from financing activities:
Proceeds from issuance of common stock	18,428	97
Costs associated with equity financing	(302)	—
Repayment of revolving credit facility	(5,000)	—
Proceeds from revolving credit facility	2,500	—
Repayment on advances	(668)	—
Principal repayment of capital lease obligations	(114)	(135)

Net cash provided by (used in) financing activities	14,844	(38)

Net increase (decrease) in cash and cash equivalents	4,799	(6,627)
Cash and cash equivalents, beginning of period	7,249	21,949

Cash and cash equivalents, end of period	$12,048	$15,322

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 as filed on March 26, 2003.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 28, 2003, has an accumulated deficit of $141.8 million. For the twenty-six weeks ended June 28, 2003, the Company consumed in its operations, net cash resources of approximately $10.7 million.

The Company had cash and cash equivalents of approximately $12.0 million at June 28, 2003. Management believes that these resources will be adequate to support the Company’s operations to the end of fiscal 2003.

Presentation of Fiscal Years

The Company prepares its consolidated financial statements on the basis of a fifty-two week fiscal year and a thirteen week quarter, ending on the Saturday closest to the end of the calendar year or quarter.

Revenue Recognition

Reimbursement from collaborators under research programs is recorded within research funding revenue when eligible costs are incurred. Prior to the modification of the Pall Corporation (“Pall”) collaboration in August 2002, research funding revenue was primarily from Pall, a shareholder (see Note 3). Pall’s reimbursement of costs of the Company’s red blood cell program, net of program costs incurred by Pall, was $1.8 million and $3.5 million for the thirteen and twenty-six week period ended June 29, 2002, respectively. Also included within research funding revenue is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement. These amounts totaled $0.04 million and $0.08 million for both of the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002, respectively.

Research and Development

All research and development costs are charged to operations as incurred.

Intangible Assets, Net

Intangible assets, comprised of core technology, are amortized over their estimated useful life of fifteen years. At June 28, 2003, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.9 million. Amortization expense was $0.06 million and $0.12 million for both of the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per annum.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 138,000 and 105,000 for the thirteen and twenty-six weeks ended June 28, 2003, respectively, and 166,000 and 203,000 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. No stock-based compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net loss
As reported	$(6,569)	$(5,492)	$(12,933)	$(9,441)
Add: Stock-based compensation expense	(484)	(548)	(1,003)	(1,129)

Pro forma	$(7,053)	$(6,040)	$(13,936)	$(10,570)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.24)	$(0.51)	$(0.42)
Add: Stock-based compensation expense	(0.02)	(0.02)	(0.04)	(0.05)

Pro forma	$(0.25)	$(0.26)	$(0.55)	$(0.47)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

2.	Equity Transactions

On June 5, 2003, the Company concurrently closed a shareholder rights offering in the amount of $14.4 million and a Pall equity milestone investment in the amount of $4.0 million, realizing total gross proceeds from the two transactions of $18.4 million. Vitex issued a total of 14.1 million and 3.9 million shares of common stock for the rights offering and the Pall equity milestone investment, respectively. Total transaction costs of $0.4 million including legal, accounting, printing and related costs were offset within stockholders’ equity against the proceeds of those financings.

As a result of their participation in the rights offering, Ampersand Ventures, the Company’s largest shareholder, owns beneficially or controls approximately 38 percent of the Company’s common stock. Certain matters which, under the restated Certificate of Incorporation, require a 66 2/3 percent vote by the shareholders for approval may be delayed or blocked solely by Ampersand Ventures and its majority-owned subsidiary Precision Pharma Services, Inc. (“Precision”). These matters include any merger or sale of substantially all of the Company’s assets.

3.	Pall Corporation Modified Collaboration

In August 2002, the Company and Pall modified their collaboration (the “modified collaboration”) on the program for the INACTINETM Pathogen Reduction System for red cells to permit the addition of new distribution partners to advance commercialization of the program. Vitex acquired worldwide distribution rights previously held by Pall and has a one-year period expiring in August 2003 in which to negotiate new partnership agreements. At the end of the one-year period, Pall has the option either to reacquire rights in geographic areas not covered by new partners, subject to renegotiation of terms, or to earn a royalty on each INACTINETM treatment of red cells. With the modified collaboration, Vitex has assumed full research and development funding responsibility for the program.

Under the modified collaboration, Pall was required to make the equity milestone investment of $4.0 million related to the initiation of the Company’s Phase III clinical trials. This investment closed on June 5, 2003 (see Note 2).

Pall also made available to the Company a one-year revolving credit facility of $5.0 million at an annual interest rate of prime plus 2%, secured by liens on certain of the Company’s assets. Vitex repaid the $5.0 million outstanding balance on this facility on June 5, 2003, and the facility was terminated as provided under the collaboration agreement.

4.	Receivables from Divestiture of Plasma Operations

In August 2001, the Company completed the divestiture of its plasma operations located in Melville, New York to Precision for a total purchase price of $34.0 million. Precision was a newly-formed company owned by management of the plasma operations and Ampersand Ventures, a Vitex shareholder.

The total purchase price included a $3.0 million holdback of the purchase price by Precision, originally payable on the second anniversary of the divestiture. In June 2003, in conjunction with Precision’s participation in the Vitex rights offering, payment of the $3.0 million holdback was rescheduled to December 31, 2004. The receivable was remeasured at its net present value using a 7% discount rate and the resulting discount of $0.28 million was recorded within interest expense in the consolidated statement of operations for the second quarter of fiscal 2003.

Additionally, as part of the divesture price, Precision was required to fund a $3.5 million continuing obligation of the Company representing an advance from a former customer. Repayment of this advance was originally due in March 2003. In April 2003, the Company and the former customer agreed to modify the repayment terms of the advance. Under the new terms, 10% of the advance was repaid on signing and the remaining balance will be amortized on a monthly basis over three years at a 10% interest rate. The amortization schedule is subject to an acceleration of approximately $0.2 million if the Company achieves a financial target in the closing of an agreement with a marketing partner. During the fiscal quarter ended June 28, 2003, the Company made repayments under the advance totaling $0.7 million, which in turn, were reimbursed by Precision.

5.	INACTINE Processing Facility

During fiscal year 2002, the Company invested $1.2 million in build-out costs for a 16,000 sq. ft. facility outside of Boston, Massachusetts which it rents under a long term lease with 5 ½ years remaining at an annual rental cost of approximately $0.2 million. The facility is intended for use in the red blood cell program as a processing site for INACTINETM treated red blood cells. The site has not yet been placed in service and, accordingly, site build-out costs have not been amortized. The Company has made substantial progress in automating the INACTINETM system which is now designed to work in any blood center. As a result, it has begun a deliberate process to reevaluate its requirements for the processing facility in order to support the successful launch of the INACTINETM red cell system. The outcome of that review is not known. However, in the event of a determination that the facility is not required, the Company would make no further investment in the site and could record a charge to the extent that its investment to-date is not recoverable and future rental payments are not offset by sublet income.

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

RECENT DEVELOPMENTS

On June 5, 2003, we concurrently closed a shareholder rights offering in the amount of $14.4 million and a Pall equity milestone investment in the amount of $4.0 million, realizing total gross proceeds from the two transactions of $18.4 million. Vitex issued a total of 14.1 million and 3.9 million shares of common stock for the rights offering and the Pall equity milestone investment, respectively. The gross proceeds were offset by total financing related costs of $0.4 million.

We received a notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) in May 2003, indicating Vitex had failed to comply with certain requirements for continued listing under Nasdaq’s marketplace rules, subjecting the Company to possible delisting from the Nasdaq National Market. The Nasdaq deficiencies were corrected and in June 2003, we received formal notification from Nasdaq that Vitex had regained compliance with all Nasdaq requirements for continued listing on the Nasdaq National Market.

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

RESULTS OF OPERATIONS

Comparison of Thirteen and Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002

Net Revenues

Research funding decreased by $1.8 million to $0.1 million for the quarter ended June 28, 2003 versus $1.9 million for the thirteen weeks ended June 29, 2002. Research funding decreased by $3.6 million to $0.2 million for the twenty-six weeks ended June 28, 2003 versus $3.8 million for the prior year period. The decreases are a result of our August 2002 modification of the Pall collaboration, under terms of which we assumed responsibility from Pall for funding of the INACTINETM red cell program. Prior to August 2002, research funding was principally from Pall Corporation.

Research and Development

Our research and development activities all relate to the development of pathogen inactivation technologies for blood products of which our INACTINETM chemistry is currently the core technology and our INACTINETM Pathogen Reduction System for red cells (the “INACTINETM system”) is the lead product candidate. The INACTINETM system has completed Phase I and Phase II clinical trials in human subjects and has now entered Phase III trials in the United States.

Our research and development spending on pathogen inactivation technologies principally includes our internal research efforts, scientific and development work under contract to independent vendors, our intellectual property protection efforts and clinical trials conducted by medical institutions.

Research and development spending on pathogen inactivation technologies totaled $5.3 million for the quarter ended June 28, 2003 as compared to $6.3 million for the quarter ended June 29, 2002, a decrease of $1.0 million, or 17%. For the twenty-six weeks ended June 28, 2003, research and development costs decreased $0.6 million, or 5%, to $10.6 million compared to $11.2 million for the prior comparative period ended June 29, 2002. The decreases primarily reflect a non-recurring $1.0 million royalty payment made in the second quarter of fiscal 2002 in connection with engineering services on the INACTINETM system.

During fiscal 2002, we invested $1.2 million in build-out costs for a 16,000 sq. ft. rented facility outside of Boston, Massachusetts which we rent under a long term lease with 5½ years remaining at an annual rental cost of approximately $0.2 million. The facility is intended for use in the red blood cell program as a processing site for INACTINETM treated red blood cells. The site has not yet been placed in service and, accordingly, site build-out costs have not been amortized. We have made substantial progress in automating the INACTINETM system which is now designed to work in any blood center. As a result, we have begun a deliberate process to reevaluate our requirements for the processing facility in order to support the successful launch of the INACTINETM red cell system. The outcome of that review is not known. However, in the event of a determination that the facility is not required, we would make no further investment in the site and could record a charge to the extent that our investment to-date is not recoverable and future rental payments exceed sublet income.

Cumulatively, we have invested $138.8 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our Phase III clinical trial program for the INACTINETM system began in December 2002 and we expect that program to continue into the second half of fiscal 2004. After that point, we will plan to prepare a Biologics License Application (BLA) for submission to the FDA which initiates the final step of FDA review, leading to a decision by the FDA on approval to market the system in the U.S. The time involved in this stage of the FDA review is not within our control and we cannot reasonably estimate this time period. We intend to introduce the INACTINETM system into the U.S. market shortly after receiving BLA approval. We anticipate that our research and development spending during the time leading to our filing of a BLA, including the cost of conducting clinical trials, will be in the annual range of approximately $25 million.

In parallel with this process, we will be developing and implementing a strategy to achieve marketing approval of the INACTINETM system in the European Community and Japan. We are currently in the course of developing this strategy and have not yet arrived at estimates of the timing and related cost.

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

General and Administrative Expenses

General and administrative expenses decreased $0.1 million or 6% to $1.1 million in the second quarter of fiscal 2002 versus $1.2 million in the prior year period and decreased $0.2 million or 7% to $2.2 million in the twenty-six weeks ended June 28, 2003 versus $2.4 million in the comparative period ended June 29, 2002. The decreases were due to lower staffing and discretionary expenditures.

Interest (Expense) Income, Net

We incurred net interest expense of $0.3 million for both of the thirteen and twenty-six weeks ended June 28, 2003 versus net interest income of $0.1 million and $0.3 million for the comparative periods ended June 29, 2002. The difference primarily reflects the $0.28 million remeasurement in the second quarter of fiscal 2003 to net present value of the $3.0 million Precision receivable. This receivable, which had been due in August 2003, was rescheduled to December 2004. In addition, Vitex was a net borrower of cash during the thirteen and twenty-six weeks ended June 28, 2003, whereas we had been a net investor of cash in the 2002 comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through sales of common stock, issuance of short-term and long-term debt, capital lease financing arrangements and research and development funding.

At June 28, 2003, we had working capital of $8.3 million, including cash and cash equivalents of $12.0 million, in comparison with working capital of $5.5 million, including cash and cash equivalents of $7.2 million at December 28, 2002. The primary objectives for our investment of cash balances are safety of principal and liquidity.

During the twenty-six weeks ended June 28, 2003, our cash position increased by $4.8 million primarily reflecting net cash proceeds of $18.0 million from the rights offering and Pall equity investment milestone, offset by net repayments of $2.5 million under the Pall $5.0 million revolving credit facility, and operating losses and changes in working capital of $10.7 million.

At June 28, 2003, we had cash balances of $12.0 million. Management believes that these resources will be adequate to support our operations to the end of fiscal 2003.

We are involved in discussions with potential distribution partners for the INACTINETM red cell system. These companies have marketing capabilities in different regions of the world and also have substantial technology and financial resources. We expect that if we enter marketing collaborations with new partners, the terms of the arrangements would include upfront and milestone payments to Vitex. At this date, we cannot predict the likelihood of closing new marketing partnerships in the near future or the likely terms of those partnerships.

The following table represents our outstanding contractual obligations at June 28, 2003, in thousands:

	Less than	Years	Years
	1 Year	1-3	4-7	Total
Operating Leases	$1,104	$3,531	$2,913	$7,548
Advance Repayments	1,258	2,096	—	3,354
Capital Leases	43	—	—	43

Total	$2,405	$5,627	$2,913	$10,945

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)    Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2003 the Company held its Annual Meeting of Stockholders. The following matters were approved at that meeting:

1.    The election of Mr. Jeremy Hayward-Surry as Class II Director to serve until the 2006 Annual Meeting of Stockholders or until a successor is elected and qualified. There were 35,196,282 shares of common stock voted for the election of Mr. Hayward-Surry and 554,510 shares of common stock withheld. In addition, the terms in office of Dr. Samuel K. Ackerman, Mr. John Barr, Dr. Richard Charpie, Mr. Irwin Lerner, Mr. Joseph Limber, Dr. Doros Platika and Mr. David Tendler continued after the meeting.

2.    An amendment to the Company’s restated certificate of incorporation which increased from 60,000,000 shares to 75,000,000 shares the aggregate number of shares of common stock authorized to be issued by the Company. There were 35,620,787 shares of common stock voted for such amendment, 128,598 shares of common stock voted against such amendment and 1,407 shares of common stock abstained from the vote.

3.    An amendment to the Company’s 1998 Employee Stock Purchase Plan which increased the maximum number of shares of the Company’s common stock reserved for issuance under the 1998 Employee Stock Purchase Plan from 200,000 shares to 400,000 shares. There were

35,558,023 shares of common stock voted for such amendment, 181,895 shares of common stock voted against such amendment and 10,874 shares of common stock abstained from the vote.

4.    An amendment to the Company’s 1998 Equity Incentive Plan which increased the maximum number of shares of the Company’s common stock for which awards may be granted under the 1998 Equity Incentive Plan from 4,000,000 shares to 4,750,000 shares. There were 32,163,601 shares of common stock voted for such amendment, 3,583,958 shares of common stock voted against such amendment and 3,233 shares of common stock abstained from the vote.

5.    The ratification of the appointment of KPMG LLP as the Company’s independent accountants for the current fiscal year. There were 35,681,846 shares of common stock voted for such amendment, 61,746 shares of common stock voted against such amendment and 7,200 shares of common stock abstained from the vote.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer. Filed herewith.

31.2 Certification of Chief Financial Officer. Filed herewith.

32     Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 9, 2003 announcing its financial results for the quarter ended March 29, 2003.

The Company filed a Current Report on Form 8-K on May 15, 2003 announcing that it had received a notice from Nasdaq on May 13, 2003, indicating it had failed to comply with the $1.00 minimum bid price and with the $10 million minimum stockholders’ equity requirements for continued listing under Nasdaq’s Marketplace Rules 4450(a)(5) and 4450(a)(3), respectively, subjecting the Company to possible delisting from the Nasdaq National Market.

The Company filed a Current Report on Form 8-K on May 28, 2003 announcing the successful conclusion of its shareholder rights offering at $1.02 per share with total commitments in excess of $14.4 million and the Pall Corporation $4 million equity milestone investment resulting in gross proceeds exceeding $18.3 million.

The Company filed a Current Report on Form 8-K on June 6, 2003 announcing the formal closing and funding of its recent $18.4 million equity financing including the Pall Corporation equity milestone investment of $4 million and Vitex’s shareholder rights offering which raised $14.4 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC.

(Registrant)

Date: August 5, 2003	/s/ John R. Barr
John R. Barr President and Chief Executive Officer

Date: August 5, 2003	/s/ Thomas T. Higgins
Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer