Form 10-Q
period 2003-09-27
V I TECHNOLOGIES INC
filed 2003-11-17
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2003:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	40,905,495

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 27, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,920	$6,659
Restricted cash	590	590
Other receivables, net	1,157	6,493
Prepaid expenses and other current assets	537	693

Total current assets	7,204	14,435
Property and equipment, net	3,325	4,961
Intangible assets, net	2,782	2,967
Goodwill	398	398
Other assets, net	4,407	—

Total assets	$18,116	$22,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$2,500
Capital lease obligations	3	157
Accounts payable and accrued expenses	3,104	2,660
Current portion of deferred revenue	153	153
Current portion of advances	1,035	3,478

Total current liabilities	4,295	8,948
Advances	1,655	—
Deferred revenue	839	954

Total liabilities	6,789	9,902

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares; issued and outstanding 40,901,834 at September 27, 2003 and 22,771,821 at December 28, 2002	409	228
Additional paid-in-capital	159,370	141,464
Accumulated deficit	(148,452)	(128,833)

Total stockholders’ equity	11,327	12,859

Total liabilities and stockholders’ equity	$18,116	$22,761

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Revenues:
Research funding	$105	$182	$314	$4,020

Costs and expenses:
Research and development costs	5,787	5,255	16,380	16,420
General and administrative expenses	1,048	1,301	3,269	3,684
Plasma Operations divestiture credit	—	(331)	—	(331)

Total operating costs and expenses	6,835	6,225	19,649	19,773

Loss from operations	(6,730)	(6,043)	(19,335)	(15,753)

Interest income (expense), net	44	86	(284)	355

Net loss	$(6,686)	$(5,957)	$(19,619)	$(15,398)

Basic and diluted net loss per share	$(0.16)	$(0.26)	$(0.64)	$(0.68)

Weighted average shares used in calculation of basic and diluted net loss per share	40,899	22,752	30,559	22,746

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net loss	$(19,619)	$(15,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	797
Net discount (accretion) of interest	212	(106)
Plasma Operations divestiture credit	—	(331)
Reserve for long-lived assets and facility costs	1,406	—
Changes in operating accounts:
Other receivables, net	10	1,247
Prepaid expenses and other current assets	206	96
Accounts payable and accrued expenses	158	(439)
Deferred revenue	(115)	(115)

Net cash used in operating activities	(16,936)	(14,249)

Cash flows from investing activities:
Additions to property and equipment	(104)	(1,343)
Proceeds from Plasma Operations divestiture	760	2,000
Proceeds from maturity of short-term investments	—	3,332

Net cash provided by investing activities	656	3,989

Cash flows from financing activities:
Proceeds from issuance of common stock	18,446	97
Costs associated with equity financing	(409)	—
Repayment of revolving credit facility	(5,000)	—
Proceeds from revolving credit facility	2,500	2,500
Repayment on advances	(842)	—
Principal repayment of capital lease obligations	(154)	(203)

Net cash provided by financing activities	14,541	2,394

Net decrease in cash and cash equivalents	(1,739)	(7,866)
Cash and cash equivalents, beginning of period	6,659	21,359

Cash and cash equivalents, end of period	$4,920	$13,493

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to 2002 financial statements to conform to the current year presentation. Operating results for the thirteen and thirty-nine weeks ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 as filed on March 26, 2003.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 27, 2003, has an accumulated deficit of $148.5 million. For the thirty-nine weeks ended September 27, 2003, the Company consumed in its operations, net cash resources of approximately $16.9 million. The Company had cash and cash equivalents of $4.9 million at September 27, 2003 which were reduced to approximately $2.5 million as of November 14, 2003.

Management is involved in several actions to address this situation. It is actively seeking capital to finance the Company. In the third quarter, the Company retained an investment bank to advise it on fundraising alternatives. The Company will shortly implement a plan involving staff and spending reductions to significantly reduce its operating losses. At this date, the Company cannot predict the likelihood of success in its fundraising activities. Management believes that its current resources will only be adequate to support the Company’s operations until mid December of 2003. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Presentation of Fiscal Years

The Company prepares its consolidated financial statements on the basis of a fifty-two week fiscal year and a thirteen week quarter, ending on the Saturday closest to the end of the calendar year or quarter.

Revenue Recognition

Reimbursement from collaborators under research programs is recorded within research funding revenue when eligible costs are incurred. Prior to the modification of the Pall Corporation (“Pall”) collaboration in August 2002, research funding revenue was primarily from Pall, a shareholder (see Note 3). Pall’s reimbursement of costs of the Company’s red blood cell program, net of program costs incurred by Pall, was $0.1 million and $3.6 million for the thirteen and thirty-nine week period ended September 28, 2002, respectively. Also included within research funding revenue is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech which are amortized over the life of the related agreement. These amounts totaled $0.04 million and $0.14 million for both of the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002, respectively.

Research and Development

All research and development costs are charged to operations as incurred.

Intangible Assets, Net

Intangible assets, comprised of core technology, are amortized over their estimated useful life of fifteen years. At September 27, 2003, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $0.9 million. Amortization expense was $0.06 million and $0.2 million for both of the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per annum.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share because the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 302,000 and 145,000 for the thirteen and thirty-nine weeks ended September 27, 2003, respectively, and 114,000 and 167,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss
As reported	$(6,686)	$(5,957)	$(19,619)	$(15,398)
Add: Stock-based compensation expense	(708)	(583)	(2,581)	(1,838)

Pro forma	$(7,394)	$(6,540)	$(22,200)	$(17,236)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.26)	$(0.64)	$(0.68)
Add: Stock-based compensation expense	(0.02)	(0.03)	(0.09)	(0.08)

Pro forma	$(0.18)	$(0.29)	$(0.73)	$(0.76)

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

2.	Phase III Clinical Trial Status

The Company is conducting pivotal Phase III clinical trials for its INACTINE™ red cell system in both a surgical and in a chronic population. The chronic study is divided into two parts: Part A and Part B. Part A of the study, conducted at one site, has been completed. Upon completion of Part A, an interim safety analysis including review by an independent Data Safety Monitoring Committee (“DSMC”) required by the FDA was performed. On November 17, 2003 the DSMC issued its recommendation that the trial not proceed into Part B, and that the data be reviewed by the Company. This recommendation reflected a concern by the DSMC with antibody responses to INACTINE™ treated red cells and associated clinical assessments in trial participants. There were no serious adverse events associated with the study treatment. The Company is evaluating the recommendation of the DSMC. New patients will not be enrolled in the chronic trial until this assessment is completed, and both the DSMC and the FDA concur that the trial should move forward. The Company intends to continue to enroll patients in the surgical study.

This recent development has triggered an impairment review to determine whether it is likely that an impairment loss has been incurred on our long-lived assets and goodwill. The Company expects to complete its review during the fourth quarter of this fiscal year. The amount of an impairment loss on long-lived assets and goodwill, if any, cannot be assessed at this time.

3.	Equity Transactions

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

As a result of their participation and the participation of their affiliate, Precision Pharma Services, Inc. (“Precision”), in the rights offering, Ampersand Ventures, the Company’s largest shareholder, owns beneficially or controls approximately 38 percent of the Company’s common stock. Certain matters which, under the restated Certificate of Incorporation, require a 66 2/3 percent vote by the shareholders for approval may be delayed or blocked solely by Ampersand Ventures and Precision. These matters include any merger or sale of substantially all of the Company’s assets.

4.	Pall Corporation Modified Collaboration

In August 2002, the Company and Pall modified their collaboration (the “modified collaboration”) on the INACTINETM Pathogen Reduction System for red cells to permit the addition of new distribution partners. Vitex acquired worldwide distribution rights previously held by Pall and assumed responsibility for funding the program. Pall acquired a royalty interest in each INACTINETM treatment of red cells. Pall also made an equity milestone investment of $4.0 million on June 5, 2003 (see Note 2) and made available a revolving credit facility of $5.0 million which, as provided in the modified collaboration, terminated on June 5, 2003.

5.	Plasma Operations Receivables

In August 2001 the Company divested its plasma operations to Precision for approximately $34.0 million. Precision is a private company owned by its management and Ampersand Ventures, a Vitex shareholder (see Note 2). The Company recorded a credit of $0.3 million in the third quarter of fiscal 2002 for the settlement of certain liabilities below recorded amounts.

The total purchase price included a non-interest bearing $3.0 million holdback now scheduled for payment by Precision on December 31, 2004. This is reflected in the balance sheet at September 27, 2003 at its net present value of $2.8 million. In addition, Precision is required to fund a $3.5 million continuing obligation of the Company. This obligation is being amortized over a three year period ending in February 2006. The outstanding balance at September 27, 2003 was $2.8 million. Both obligations are subordinated to senior debt obligations to Precision’s principal bank.

Precision provides contract plasma fractionation services. Its largest customer, who is under contract until the end of 2004, has recently announced that it is offering its plasma business for sale. This has created uncertainty about Precision’s business and ability to make payments against the amounts due to the Company. At this time, there is no evidence that the amounts due from Precision are not collectable and accordingly, no reserve has been recorded in the accompanying financial statements. The Company will continue to closely monitor the situation.

In light of this development, the Company and Precision have held preliminary discussions on alternatives to settle the outstanding receivables. The precise nature and likelihood of a settlement of the Precision receivables or possible settlement terms cannot be determined at this time. Precision has made all payments owed to the Company through September 27, 2003.

6.	Red Cell Processing Laboratory

During 2002 the Company invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™ treated red blood cells. At that time, the INACTINE™ system was in early development, was more labor intensive, and was expected to require a larger area for a given volume of red cells. Also, it was believed that a separate site might be required for the Company’s FDA Biologics License Application (“BLA”). Since then, there has been significant progress in automating the system and reducing space requirements so that it currently can be implemented in community blood centers by the blood center staff. Further, the Company has concluded that the facility will not be required for its BLA. The Company has a smaller processing laboratory at the Watertown facility for clinical trial support and to display the INACTINE™ process. It has concluded that the second site is not required and is taking steps to sublease the space. The site has not been placed in service and, accordingly, most build-out costs were not amortized. Due to this decision and reflecting its lease obligations, the Company recorded a non-cash charge of $1.4 million within research and development costs in the third quarter of 2003 to write off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility is sublet. The facility lease runs to 2008. Total remaining payments under the lease are approximately $1.0 million. The Company anticipates subleasing the facility under terms similar to its primary lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Based on the demonstrated effectiveness of our science as presented in industry publications and presentations, and on our competitive analysis, we believe that we are a leading developer of innovative biotechnology products designed to improve the safety of the world’s blood supply. We have designed our proprietary INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells while maintaining the therapeutic properties of the red blood cells. The INACTINE™ system has also demonstrated in non-clinical trials high efficiency in removing prion proteins. Prion proteins in their pathogenic forms are the agents that cause “Mad Cow Disease”, or in humans, variant Creutzfeldt-Jakob Disease (“vCJD”), which is 100% fatal, and for which no diagnostic or therapy currently exists. The technology works by binding to the RNA or DNA of the pathogen. Once bound, the compound forms an irreversible bond to the pathogenic nucleic acid, preventing replication and thereby “killing” the pathogens. Our lead product candidate, INACTINE™ red blood cell system for pathogen reduction, is in pivotal Phase III clinical trials. (See the discussion of current developments in the clinical trials under “Results of Operations” below.) We are designing our INACTINE™ system to work with existing red blood cell collection systems and to be easily integrated into the blood banking infrastructure. Over 40 million red cell units are transfused annually in the U.S., Europe and Japan, representing an over $4 billion market opportunity. We currently do not have any approved products and we have not made any commercial sales of our products under development.

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

As discussed in Note 5 to the consolidated financial statements, during 2002 we invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINETM treated red blood cells. At that time, the INACTINE™ system was in early development, was more labor intensive, and was expected to require a larger area for a given volume of red cells. Also, it was believed that a separate site might be required for our FDA Biologics License Application (“BLA”). Since then, there has been significant progress in automating the system and reducing space requirements so that it currently can be implemented in community blood centers by the blood center staff. Further, we concluded that the facility will not be required for our BLA. We have a smaller processing laboratory at the Watertown facility for clinical trial support and to display the INACTINE™ process. We have concluded that the second site is not required and are taking steps to sublease the space. The site has not been placed in service and, accordingly, most build-out costs were not amortized. Due to this decision and reflecting our lease obligations, we recorded a non-cash charge of $1.4 million within research and development costs in the third quarter of 2003 to write off our capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility is sublet.

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

We are conducting pivotal Phase III clinical trials for its INACTINE™ red cell system in both a surgical and in a chronic population. The chronic study is divided into two parts: Part A and Part B. Part A of the study, conducted at one site, has been completed. Upon completion of Part A, an interim safety analysis including review by an independent Data Safety Monitoring Committee (“DSMC”) required by the FDA was performed. On November 17, 2003 the DSMC issued its recommendation that the trial not proceed into Part B, and that the data be reviewed by the Company. This recommendation reflected a concern by the DSMC with antibody responses to INACTINE™ treated red cells and associated clinical assessments in trial participants. There were no serious adverse events associated with the study treatment. We are evaluating the recommendation of the DSMC. New patients will not be enrolled in the chronic trial until this assessment is completed, and both the DSMC and the FDA concur that the trial should move forward. We intend to continue to enroll patients in the surgical study.

This recent development has triggered an impairment review to determine whether it is likely that an impairment loss has been incurred on our long-lived assets and goodwill. We expect to complete our review during the fourth quarter of this fiscal year. The amount of an impairment loss on our long-lived assets and goodwill, if any, cannot be assessed at this time.

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

As described in Note 4 to the financial statements, we have outstanding receivables from Precision Pharma Services, Inc. (“Precision”) totaling $5.5 million at September 27, 2003. Precision provides contract plasma fractionation services. Its largest customer, who is under contract until the end of 2004, has recently announced that it is offering its plasma business for sale. This has created uncertainty about Precision’s business and ability to make payments against the amounts due to the Company. At this time, there is no evidence that the amounts due from Precision are not collectable and accordingly, no reserve has been recorded in the accompanying financial statements. We will continue to closely monitor the situation.

In light of this development, we and Precision have held preliminary discussions on alternatives to settle the outstanding receivables. The nature and likelihood of a settlement of the Precision receivables or possible settlement terms, cannot be determined at this time. Precision has made all payments owed to us through September 27, 2003.

RESULTS OF OPERATIONS

Comparison of Thirteen and Thirty-nine Weeks Ended September 27, 2003 and September 28, 2002

Net Revenues

Research funding decreased by $0.1 million to $0.1 million for the quarter ended September 27, 2003 versus $0.2 million for the thirteen weeks ended September 28, 2002. Research funding decreased by $3.7 million to $0.3 million for the thirty-nine weeks ended September 27, 2003 versus $4.0 million for the prior year period. The decreases are a result of our August 2002 modification of the Pall collaboration, under terms of which we assumed responsibility from Pall for funding of the INACTINE™ red cell program. Prior to August 2002, research funding was principally from Pall Corporation.

Research and Development

Our research and development activities all relate to the development of pathogen inactivation technologies for blood products of which our INACTINE™ chemistry is currently the core technology and our INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) is the lead product candidate. The INACTINE™ system has completed Phase I and Phase II clinical trials in human subjects and Phase III trials in the United States are underway. The pivotal Phase III INACTINE™ red cell program consists of two studies. The first covers patients with sickle cell disease or thalassemia who are enrolled in a chronic transfusion program and whose standard patient care involves either simple or exchange transfusions (the “chronic study”). The second study covers cardiac surgery patients requiring acute transfusion support (the “surgical study”). The chronic study is divided into two parts: Part A and Part B. Part A of the study, conducted at one site, has been completed. Upon completion of Part A, an interim safety analysis including review by an independent Data Safety Monitoring Committee (“DSMC”) required by the FDA was performed. On November 17, 2003 the DSMC issued its recommendation that the trial not proceed into Part B, and that the data be reviewed by the Company. This recommendation reflected a concern by the DSMC with antibody responses to INACTINE™ treated red cells and associated clinical assessments in trial participants. There were no serious adverse events associated with the study treatment. We are currently evaluating the recommendation of the DSMC. New patients will not be enrolled in the chronic trial until this assessment is completed, and both the DSMC and the FDA concur that the trial should move forward. We intend to continue to enroll patients in the surgical study.

Our research and development spending on pathogen inactivation technologies principally includes our internal research efforts, scientific and development work under contract to independent vendors, our intellectual property protection efforts and clinical trials conducted by medical institutions.

Research and development spending on pathogen inactivation technologies totaled $5.8 million for the quarter ended September 27, 2003 as compared to $5.3 million for the quarter ended September 28, 2002, an increase of $0.5 million, or 9%. The increase is primarily due to a non-cash charge of $1.4 million recorded in the third quarter of 2003 to cover previously incurred and capitalized build-out and other costs of a processing facility which we have decided not to place in service. We have determined that this facility is not essential to complete the development and successful launch of our INACTINE™ red cell system. Accordingly, we now are in the process of marketing the space for sublease. Absent this charge, research and development costs were $0.9 million lower in the current quarter in comparison with the prior year quarter reflecting reduced system development costs and the completion of toxicology studies partially offset by increased clinical trial costs.

For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, research and development costs were approximately unchanged at $16.4 million. The current year period includes a $1.4 million facility charge as described in the preceding paragraph. The 2002 amounts include a non-recurring $1.0 million royalty payment for engineering services on the INACTINE™ delivery system. Excluding these items, our 2003 red cell Phase III clinical and process development costs were higher than the prior year while toxicology and prion program costs declined.

Cumulatively, we have invested $142.4 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our Phase III clinical trial program for the INACTINETM system began in December 2002 and the program is scheduled to continue into the second half of fiscal 2004. After that point, we will plan to prepare a Biologics License Application (BLA) for submission to the FDA which initiates the final step of FDA review, leading to a decision by the FDA on approval to market the system in the U.S. The time involved in the FDA’s review of a BLA is not within our control and we cannot reasonably estimate this time period or the outcome of this review. Assuming that the FDA approves our BLA, we intend to introduce the INACTINE™ system into the U.S. market shortly after receiving BLA approval. We anticipate that our research and development spending during the time leading to our filing of a BLA, including the cost of conducting clinical trials, will be in the annual range of approximately $25 million.

In parallel with this process, we will be developing and implementing a strategy to achieve marketing approval of the INACTINE™ system in the European Community and Japan. We are currently in the course of developing this strategy and have not yet arrived at estimates of the timing and related cost.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside our control, including the resolution of the issues related to the chronic study raised by the DSMC, the enrollment rates and results of the Phase III clinical trials, the length of the FDA and foreign regulatory review processes, the timing and conditions of a marketing approval, if any, the success of our fundraising efforts, our ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of our product. These factors are also described in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2003. Accordingly, we are unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINETM system, or the period in which we can expect material net cash inflows from the system.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million or 19% to $1.0 million in the third quarter of fiscal 2003 from the prior year period and decreased $0.4 million or 11% to $3.3 million in the thirty-nine weeks ended September 27, 2003 versus the comparable 2002 period. The decreases were due to lower staffing and discretionary expenditures.

Interest (Expense) Income, Net

Net interest income of $0.04 million was slightly lower in the current quarter versus the prior year $0.09 million due to lower average cash balances. Year to date net interest expense of $0.3 million in 2003 reflects a $0.28 million charge in the second quarter on remeasurement to net present value of the $3.0 million receivable from Precision on which payment was rescheduled by one year to December 2004. Excluding this, the change from 2002 net interest income of $0.4 million reflects the cost of borrowings under the Pall revolving credit facility which was repaid in June 2003 and lower average cash balances.

FINANCIAL CONDITION

Liquidity and Capital Resources

We have historically financed our operations through sales of common stock, issuance of short-term and long-term debt, capital lease financing arrangements and research and development funding.

At September 27, 2003, we had working capital of $2.9 million, including cash and cash equivalents of $4.9 million, in comparison with working capital of $5.5 million, including cash and cash equivalents of $6.6 million at December 28, 2002. The primary objectives for our investment of cash balances are safety of principal and liquidity.

During the thirty-nine weeks ended September 27, 2003, our cash position decreased by $1.7 million to $4.9 million from $6.6 million at December 28, 2002 primarily reflecting net cash proceeds of $18.0 million from the rights offering and Pall equity investment milestone, offset by net repayments of $2.5 million under the Pall $5.0 million revolving credit facility, and operating losses, changes in working capital and other items totaling $17.2 million.

We are involved in several actions to address this situation. We are actively seeking capital to finance the Company. In the third quarter, we retained an investment bank to advise us on fundraising alternatives. We will shortly implement a plan involving staff and spending reductions to significantly reduce our operating losses. At this date, we cannot predict the likelihood of success in our fundraising activities. Management believes that our current resources will only be adequate to support the Company’s operations until mid December of 2003.

The following table represents our outstanding contractual obligations at September 27, 2003, in thousands:

	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years	Total
Operating Leases	$1,104	$3,567	$2,322	$279	$7,272
Repayment of Advances	1,035	1,655	—	—	2,690
Capital Leases	3	—	—	—	3

Total	$2,142	$5,222	$2,322	279	$9,965

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

Our earnings and cash flows are subject to fluctuations due to the effects of changes in interest rates on our investments of available cash balances in money market funds. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company filed a Current Report on Form 8-K on August 7, 2003 announcing its financial results for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC. (Registrant)

Date: November 17, 2003	/s/ John R. Barr

John R. Barr President and Chief Executive Officer

Date: November 17, 2003	/s/ Thomas T. Higgins

Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer