Form 10-K/A
period 2003-12-27
V I TECHNOLOGIES INC
filed 2004-04-20
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-24241

V.I. TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Coolidge Avenue, Watertown, MA	02472
(Address of principal executive offices)	(Zip code)

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

53,736,160

(Number of shares of common stock outstanding as of April 16, 2004)

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 1, 2004 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. “Vitex”, “we”, “us”, or “our” means V.I. Technologies, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors.

Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Class III Directors Continuing in Office Until the 2004 Annual Meeting

Samuel K. Ackerman, M.D., age 56, has served as a director and as our Chairman and Chief Scientific Officer since November 1999. Dr. Ackerman co-founded Pentose Pharmaceuticals, Inc. in June 1995 and served as its President, Chief Executive Officer and Director from February 1997 until Pentose’s merger with Vitex on November 12, 1999. Dr. Ackerman became Executive Vice President and Chief Scientific Officer of Vitex upon the merger and in September 2000 became Chairman of the Board. He previously served as Vice President, Development and Regulatory Affairs of OraVax, Inc. from December 1993 to January 1997. From May 1986 to November 1993, he was Senior Vice President, Medical and Regulatory Affairs of XOMA Corporation and before that was Director of the Investigational New Drug Division of the Center for Biologics Evaluation and Research of the Food and Drug Administration. Dr. Ackerman was founding President and Chief Executive Officer of Cyclis Pharmaceuticals, Inc., a cancer therapeutics company, from its inception in October 2001 until September 2003, when it was acquired by Arqule, Inc. Dr. Ackerman has been Chairman & Interim Chief Executive Office of Panacos Pharmaceuticals, Inc. a company engaged in the discovery and development of drugs for the treatment of HIV and other major viral diseases, since November 2003 .

David Tendler, age 66, has served as a director since December 1994. From 1994 until September 2000, he served as Chairman of our Board of Directors. Since September 2000, he has been the Chairman of our Executive Committee. Since 1985, Mr. Tendler has been a partner in the international consulting firm Tendler Beretz LLC. In 1981, he was named Chairman and Chief Executive Officer of Phibro Corporation, which subsequently acquired Salomon Brothers, at which point Mr. Tendler became Co-Chairman and CEO of Phibro-Salomon. He joined Philipp Brothers (the predecessor to Englehard Minerals & Chemicals Corp./Phibro Corp.) in 1960, managed Far Eastern operations for more than seven years, and was promoted to President of Phibro in 1975. He remains active in the private equity and consulting businesses, and in various charitable organizations, including service as a director of Savient Pharmaceuticals, Inc. and a member of the Board of Trustees and the Executive Committee of the New York Blood Center. Mr. Tendler has a B.B.A. from the City University of New York.

Doros Platika, M.D., age 51, has served as a director since August 2000. Dr. Platika has been President and Chief Executive Officer at Pittsburgh Life Science Greenhouse (“PLSG”) since December 2003. PLSG is a public/private partnership which invests in and supports the growth of regional life sciences companies. From February 2003 to November 2003, Dr. Platika was an advisor at MPM Capital L.P., a dedicated investor in life sciences, with committed capital under active management of more than $2.1 billion. Dr. Platika was Chairman, President, and Chief Executive Officer of Centagenetix, a privately held company founded to decipher the genetic basis of longevity through the study of centenarians, from May

2002 until its merger with Elixir Pharmaceuticals in February 2003. Dr. Platika was Chairman of the Board of Curis, Inc., a developer of biotechnology products based on technologies in regenerative medicines, until 2002. Dr. Platika was previously President and Chief Executive Officer of Curis from February 2000 until September 2001. He was the Chief Executive Officer of Ontogeny, Inc. from July 1996 until Ontogeny’s merger into Curis in July 2000. Prior to joining Ontogeny, Dr. Platika completed residencies in medicine and neurology at Massachusetts General Hospital (“MGH”) where he rose to Chief Resident. He completed his post-doctoral study at the Massachusetts Institute of Technology’s Whitehead Institute and at MGH in association with Harvard Medical School. Dr. Platika also served on the faculties of Harvard Medical School and of Albert Einstein College of Medicine as head of gene therapy.

Joseph M. Limber, age 51, has served as a director since February 2001. Since January 2004, Mr. Limber has been President and Chief Executive Officer at Prometheus Laboratories, Inc., a specialty pharmaceutical company committed to developing new ways to help physicians individualize patient care. Mr. Limber was a director at ACLARA BioSciences, Inc., a developer of assay technologies and lab-on-a-chip systems for life science research from 1998 to 2003. From 1998 to 2002, Mr. Limber was the President and Chief Executive Officer of ACLARA BioSciences, Inc. From 1996 to 1998, Mr. Limber was the President and Chief Operating Officer of Praecis Pharmaceuticals, a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to this position, he served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. Mr. Limber also held management positions in marketing and sales with Syntex Corporation from 1987 to 1992 and with Ciba-Geigy Corporation from 1975 to 1987. Mr. Limber holds a B.A. from Duquesne University.

Class I Directors Continuing in Office Until the 2005 Annual Meeting

John R. Barr, age 47, joined our company as President, Chief Executive Officer and a director in November 1997. Previously, Mr. Barr served as President of North American Operations at Haemonetics Corporation from 1995 to 1997 where he had responsibility for Haemonetics’ blood bank, commercial plasma and blood bank services businesses. He also managed the global manufacturing and North American research and development functions and served as a member of the Board of Directors of Haemonetics. Prior to joining Haemonetics in 1990, he held various positions at Baxter Healthcare Corporation. Mr. Barr has an undergraduate degree in Biomedical Engineering from the University of Pennsylvania and an M.M. from the Kellogg School of Management at Northwestern University.

Richard A. Charpie, Ph.D., age 52, has served as a director since October 1995. Dr. Charpie served as our Chief Executive Officer from August 1997 to November 1997. He was our Vice President from November 1997 until January 1998. Dr. Charpie has been the managing general partner of Ampersand Ventures, a venture capital firm, and all of its affiliated partnerships since he founded Ampersand in 1988 as a spin-off of the venture capital group of PaineWebber Incorporated. Currently, Dr. Charpie serves as a director of several privately-held companies. Dr. Charpie holds an M.S. in Physics and a Ph.D. in Applied Economics and Finance, both from the Massachusetts Institute of Technology.

Irwin Lerner, age 73, has served as a director since September 1996. He is the former Chairman of the Board of Directors, Chairman of the Executive Committee, President and Chief Executive Officer of Hoffmann-LaRoche Inc., having retired in September 1993 after being an employee of that company for over 31 years. Mr. Lerner is the Chairman of the Board of Directors of Medarex, Inc. and serves as a director on the boards of Humana Inc., Covance Inc. and Nektar Therapeutics, Inc. He served for twelve years on the Board of Pharmaceutical Manufacturers Association (now PhRMA), including chairing the Association’s FDA Issues Committee and the PMA Foundation. Mr. Lerner has also served on the Boards of the National Committee for Quality Health Care, the Partnership for New Jersey and the Center for Advanced Biotechnology and Medicine of Rutgers University. He received his B.S. and MBA degrees from Rutgers University, where he is currently Distinguished Executive-in-Residence at the Rutgers Business School.

Class II Directors Continuing in Office Until the 2006 Annual Meeting

Jeremy Hayward-Surry, age 61, has served as a director since December 1997. He was the President of Pall Corporation, a global company operating in the fields of filtration, separations and purification from

July 1994 through July 2003 and a member of its board of directors from April 1993 through November 2003. Mr. Hayward-Surry was also the Treasurer and Chief Financial Officer of Pall from August 1992 until December 1997 and Executive Vice President of Pall from 1992 to July 1994. Mr. Hayward-Surry has been a member of the board of directors of Savient Pharmaceuticals, Inc., a specialty pharmaceuticals company engaged in the research, development, manufacture, and marketing of pharmaceutical products since June 2003. Mr. Hayward-Surry is a Fellow of the Institute of Chartered Accountants in England and Wales.

(b) Identification of Executive Officers.

Management

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Set forth below is information regarding our current executive officers who are not also directors of our company:

Name	Age	Position
Thomas T. Higgins	52	Executive Vice President, Operations and Chief Financial Officer
Bernadette L. Alford, Ph.D.	55	Executive Vice President of Development, Regulatory and Clinical Affairs

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

(f) Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Jeremy Hayward-Surry, Joseph Limber and Irwin Lerner. Our Board has determined that Jeremy Hayward-Surry, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200(a)(15).

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all Vitex employees, including our chief executive and financial officers. This document has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 28, 2002 as filed on March 26, 2003. You can access the 10-K from our website at www.vitechnologies.com

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during Fiscal Year 2003 all of the filing requirements under Section 16(a) applicable to our directors, executive officers and ten percent holders were met except that one late Form 4 report was filed by Dr. Charpie on June 6, 2003 for the acquisition of shares beneficially owned by him in a rights offering on June 3, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 to our Chief Executive Officer and to each of the other persons who served as our executive officers at December 27, 2003 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2003 (together being hereinafter referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Annual Compensation ($) (2)	Securities Underlying Options (#)
John R. Barr	2003	$415,291	$—	—	717,621	(3)
President and Chief	2002	391,765	—	—	75,000	(4)
Executive Officer	2001	371,087	125,000	—	75,000	(4)

Thomas T. Higgins	2003	268,221	—	—	365,000	(3)
Executive Vice President,	2002	255,680	—	—	75,000	(4)
Operations and Chief Financial Officer	2001	242,230	68,432	—	50,000	(4)

Bernadette L. Alford, Ph.D.	2003	271,021	—	—	300,000	(3)
Executive Vice President,	2002	253,369	—	—	100,000	(4)
Development, Regulatory and Clinical Affairs	2001	237,980	67,725	—	50,000	(4)

(1)	Bonuses are reported on an accrual basis in each year in which a bonus was earned.
(2)	Excludes perquisites and other personal benefits, securities or property which, in the aggregate, are less than the lesser of $50,000 or ten percent (10%) of the total of the annual salary and bonus reported for the Named Executive Officer for the year.
(3)	These stock options were granted under the 1998 Equity Plan and the 1999 Supplemental Stock Option Plan, which are administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in three equal installments on the date of grant and on the first two anniversaries of the date of grant, and expire ten years from the date of grant.
(4)	These stock options were granted under the 1998 Equity Plan which is administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in four equal annual installments on the first four anniversaries of the date of grant, and expire ten years from the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of options to purchase common stock made to each Named Executive Officer during Fiscal Year 2003.

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal Year 2003(2)	Exercise Price ($/Share)	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%($)	10%($)
John R. Barr	717,621	40%	$2.08	6/11/2013	$939,000	$2,379,000
Thomas T. Higgins	365,000	20%	$2.08	6/11/2013	$477,000	$1,210,000
Bernadette L. Alford, Ph.D.	300,000	17%	$2.08	6/11/2013	$392,000	$994,000

(1)	See Note (3) to the Summary Compensation Table. The options vest in three equal installments on the date of grant and on the first two anniversaries of the date of grant
(2)	Options to purchase an aggregate of 1,809,365 shares were granted to all of our employees and directors in Fiscal Year 2003.
(3)	Options expire ten years from grant date unless the individual earlier terminates employment. Upon such termination of employment, all vested options expire 90 days from the termination date.
(4)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Presented below is information about the number and value of unexercised stock options to purchase our common stock held by each Named Executed Officer as of December 27, 2003. No Named Executive Officers exercised any options in Fiscal Year 2003.

Name	Number of Securities Underlying Unexercised Options at FiscalYear-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(1)
John R. Barr	825,578/609,664	—/—
Thomas T. Higgins	405,416/324,584	—/—
Bernadette L. Alford, Ph.D.	262,500/337,500	—/—

(1)	Based on the difference between the option exercise price and the closing price per share of the underlying common stock on the Nasdaq National Market on December 26, 2003, which closing price was $1.33. In each case, the option exercise price was greater than the closing price per share of the common stock on December 26, 2003.

COMPENSATION OF DIRECTORS

Mr. Tendler received $40,000 for his services as Chairman of our Executive Committee during Fiscal Year 2003. Messrs. Hayward-Surry, Limber and Lerner and Dr. Platika each received $15,000 for their services as directors. Mr. Hayward-Surry also received $2,500 in Fiscal Year 2003 for his services as Chairman of the Audit Committee. Mr. Lerner also received $1,000 in Fiscal Year 2003 for his services as Chairman of the Compensation Committee. Each of the Board members also received $2,000 for each meeting of the Board that they attended. If an Audit Committee meeting occurred on days other than when a Board meeting took place, these directors received $1,500 for each meeting attended. Members of the Compensation Committee receive $1,000 per meeting.

All members of the Board of Directors receive reimbursement of expenses associated with their attendance of meetings of the Board of Directors or of any committee of which they are a member.

In addition, directors who are not also officers or employees of ours received option grants under the 1998 Director Stock Option Plan, as amended. This plan provides for an automatic grant of options to purchase 15,000 shares of common stock upon initial election to the Board of Directors. These grants vest twenty-five percent on the six-month anniversary of the grant date and then vest twenty-five percent each on the second, third and fourth year anniversary of the grant date. This plan also provides for an automatic annual grant of options to purchase 2,000 shares of common stock. These grants vest one hundred percent on the one-year anniversary of the grant date. The term of all options granted under the 1998 Director Stock Option Plan, as amended, is ten years from the date of grant. The exercise price for all options granted under the 1998 Director Stock Option Plan, as amended, is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares.

Pursuant to the 1998 Director Stock Option Plan, Messrs. Hayward-Surry, Tendler, Lerner and Limber and Drs. Ackerman and Charpie each received an automatic annual option grant on December 17, 2003 to purchase 2,000 shares of common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Lerner and Limber. No member of the Compensation Committee has at any time been an officer or employee of our company. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of shares of our common stock as of April 16, 2004: (i) by each person (or group of affiliated persons) who we know to own beneficially more than five percent of our outstanding shares of common stock; (ii) by the individual who served as our chief executive officer during the fiscal year ended December 27, 2003; (iii) by the executive officers other than the chief executive officer who earned more than $100,000 in the fiscal year ended December 27, 2003 and who were employed by us on December 27, 2003; (iv) by each of our directors; and (v) by all of our current directors and executive officers as a group. As of April 16, 2004, we had 53,736,160 shares of common stock outstanding. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned (1)	Percent of Class
5% Stockholders

Ampersand Funds(2) 55 William Street, Suite 240 Wellesley, MA 02481	9,278,136	17.3%

Pall Corporation 2200 Northern Boulevard East Hills, NY 11548	6,174,590	11.5%

Named Executive Officers and Directors
Richard A. Charpie(3)	9,397,780	17.5%
John R. Barr(4)	894,377	1.6%
Thomas T. Higgins (5)	453,449	**	%
Samuel K. Ackerman, M.D.(6)	449,343	**	%
Bernadette L. Alford, Ph.D.(7)	309,804	**	%
Irwin Lerner(8)	64,289	**	%
David Tendler (9)	45,349	**	%
Doros Platika, M.D. (10)	27,054	**	%
Joseph M. Limber(11)	25,054	**	%
Jeremy Hayward-Surry(12)	9,804	**	%

All current directors and executive officers as a group (10 persons)(13)	11,676,303	21.0%

*	Address provided for beneficial owners of 5% or more of the outstanding common stock only.
**	Indicates less than one percent.
(1)	Beneficial ownership of common stock is determined in accordance with the rules of the Securities and Exchange Commission, and includes shares for which the holder has sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or which become exercisable within 60 days of April 16, 2004 are deemed to be beneficially owned and outstanding by the person holding such options and, in accordance with the rules of the Securities and Exchange Commission, are included for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 2,161,765 shares held by Ampersand 1999 Limited Partnership (“AMP-99”), 44,118 shares held by Ampersand 1999 Companion Fund Limited Partnership (“AMP-99 CF”), 6,963,020 shares held by Ampersand 1995 Limited Partnership (“AMP-95”), and 109,233 shares held by Ampersand 1995 Companion Fund Limited Partnership (“AMP-95 CF”). AMP-99 Management Company Limited Liability Company is the general partner of AMP-99 and AMP-99 CF. AMP-95 MCLP LLP is the general partner of AMP-95 Management Company Limited Partnership, which itself is the general partner of both AMP-95 and AMP-95 CF and has voting and investment control over the shares held by those two entities. Richard A. Charpie is the Principal Managing Member of AMP-99 Management Company Limited Liability Company and the Managing Partner of AMP-95 MCLP LLP. Dr. Charpie disclaims beneficial ownership of shares held by any of the above-listed entities except to the extent of his pecuniary interest therein.
(3)	Consists of shares described in note (2) of which Dr. Charpie may be considered the beneficial owner, 83,302 shares directly owned by Dr. Charpie, 11,342 shares held by Ampersand Venture Management Trust (successor to Ampersand Venture Management LLC), and 25,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004. Dr. Charpie is the sole member of Ampersand Venture Management 2003 LLC, which is the sole holder of shares of beneficial interest of Ampersand Venture Management Trust. Dr. Charpie disclaims beneficial ownership of the shares described in note (2) except to the extent of his pecuniary interest therein.
(4)	Consists of 12,549 shares owned and 881,828 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(5)	Consists of 16,783 shares owned and 436,666 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(6)	Consists of 428,637 shares owned directly, 14,706 shares of which Dr. Ackerman may be considered the beneficial owner and 6,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(7)	Consists of 9,804 shares owned and 300,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(8)	Consists of 32,581 shares owned and 31,708 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(9)	Consists of 16,349 shares owned and 29,000 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(10)	Consists of 9,804 shares owned and 17,250 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(11)	Consists of 9,804 shares owned and 15,250 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(12)	Consists of 9,804 shares owned and 0 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.
(13)	Includes 1,742,702 shares issuable upon the exercise of outstanding options exercisable within 60 days of April 16, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Under the original Pall Agreements and the modified collaboration, Pall provided the Company reimbursement for red cell program expenses of approximately $3.6 million and $5.8 million during fiscal years 2002 and 2001 and made equity investments in the Company totaling $20.0 million at market price, including $4.0 million in 2003. The Company fully utilized the $5.0 million revolving credit facility and repaid the outstanding balance upon maturity in 2003. As of April 16, 2004, Pall owned 11.5 percent of our outstanding shares.

In January 2004, we recorded the settlement of $5.5 million in outstanding receivables from Precision Pharma Services, Inc., a majority owned affiliate of Ampersand Ventures, in exchange for receiving $1.7 million in cash, plus the return of 4.4 million of our common stock with a value of $4.9 million based on the market closing price of the Nasdaq National Market on the date prior to settlement.

As of April 16, 2004, Ampersand Ventures owned 17.3 percent of our outstanding stock, as described in Note 2 to the Security Ownership of Certain Beneficial Owners and Management table. Dr. Charpie, our director, is a general partner in Ampersand and managing general partner of various Ampersand funds (as more fully described in Note 2 to the Security Ownership of Certain Beneficial Owners and Management table). As of April 16, 2004, Dr. Charpie may be considered a beneficial owner of 17.5 percent of our outstanding stock, including shares owned directly and shares issuable upon the exercise of outstanding options. Dr. Ackerman, Chairman of our Board of Directors and Chief Scientific Officer, is an operating partner in Ampersand and owned less than one percent of our outstanding stock as of April 16, 2004.

We entered into a consulting agreement in October 2000 with Dr. Ackerman. Under the terms of this agreement which renews annually, Dr. Ackerman received a total of $100,000 for his consulting services in Fiscal Year 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 27, 2003 and December 28, 2002, fees for services provided by KPMG LLP, our independent public accountants, were as follows:

	Year Ended
	December 27, 2003	December 28, 2002
Audit Fees (1)	$82,366	$66,459
Audit-Related Fees (2)	32,250	1,000
Tax Fees (3)	4,750	26,100
All Other Fees	—	—

Total	$119,366	$93,559

(1)	Audit Fees consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consisted of fees billed for due diligence procedures in connection with review of registration statements.
(3)	Tax Fees consisted of fees billed for tax review and compliance services.

The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by KPMG LLP was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

As discussed in the Audit Committee Charter, the Audit Committee requires the pre-approval of any audit or non-audit engagement of KPMG LLP. In the event that we wish to engage KPMG LLP to perform accounting, technical, diligence or other permitted services not related to the services performed by KPMG LLP as our independent auditor, management of the company summarizes for the Audit Committee the proposed engagement, the nature of the engagement and the estimated cost of the engagement. This information is reviewed by our Audit Committee, who evaluates whether the proposed engagement will interfere with the independence of KPMG LLP in the performance of its auditing services. For 2003, all audit and non-audit services were approved by the Audit Committee prior the commencement of such work by KPMG LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer. Filed herewith.

31.2	Certification of Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 20th day of April 2004.

V. I. TECHNOLOGIES, INC.

By:	/s/ JOHN R. BARR
John R. Barr President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BARR John R. Barr	President, Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2004

/s/ SAMUEL K. ACKERMAN, M.D. Samuel K. Ackerman, M.D.	Chairman of the Board of Directors	April 20, 2004

/s/ THOMAS T. HIGGINS Thomas T. Higgins	Executive Vice President, Operations, (Principal Financial Officer and Principal Accounting Officer)	April 20, 2004

/s/ RICHARD A. CHARPIE Richard A. Charpie	Director	April 20, 2004

/s/ JEREMY HAYWARD-SURRY Jeremy Hayward-Surry	Director	April 20, 2004

/s/ IRWIN LERNER Irwin Lerner	Director	April 20, 2004

/s/ JOSEPH M. LIMBER Joseph M. Limber	Director	April 20, 2004

/s/ DOROS PLATIKA Doros Platika, M.D.	Director	April 20, 2004

/s/ DAVID TENDLER David Tendler	Director	April 20, 2004

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer. Filed herewith.

31.2	Certification of Chief Financial Officer. Filed herewith.