Form 10-Q
period 2004-03-27
V I TECHNOLOGIES INC
filed 2004-05-10
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 7, 2004:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	54,095,958

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 27, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,390	$4,258
Restricted cash	639	590
Other receivables, net	36	4,177
Prepaid expenses and other current assets	557	638

Total current assets	14,622	9,663
Property and equipment, net	2,936	3,119
Intangible assets, net	2,658	2,720
Goodwill	398	398
Other assets, net	—	1,379

Total assets	$20,614	$17,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,790	1,639
Current portion of deferred revenue	153	153
Current portion of advances	1,088	1,061

Total current liabilities	3,031	2,853
Advances	1,097	1,380
Deferred revenue	763	801

Total liabilities	4,891	5,034

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares; issued 58,005,378 shares and outstanding 53,623,025 shares at March 27, 2004; and issued and outstanding 45,929,875 shares at December 27, 2003	580	459
Additional paid-in-capital	174,220	163,433
Deferred compensation	(417)	(460)
Treasury stock, 4,382,353 shares, at cost	(3,743)	—
Accumulated deficit	(154,917)	(151,187)

Total stockholders’ equity	15,723	12,245

Total liabilities and stockholders’ equity	$20,614	$17,279

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003
Revenues:
Research funding	$129	$104

Costs and expenses:
Research and development costs	2,561	5,174
General and administrative expenses	1,263	1,275

Total operating costs and expenses	3,824	6,449

Loss from operations	(3,695)	(6,345)
Interest expense, net	(35)	(19)

Net loss	$(3,730)	$(6,364)

Basic and diluted net loss per share	$(0.08)	$(0.28)

Weighted average shares used in calculation of basic and diluted net loss per share	47,727	22,793

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net loss	$(3,730)	($6,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	272
Net accretion of interest	—	(45)
Compensation expense on restricted stock	147	—
Changes in operating accounts:
Other receivables, net	111	112
Prepaid expenses and other current assets	81	82
Accounts payable and accrued expenses	320	627
Deferred revenue	(38)	(38)

Net cash used in operating activities	(2,865)	(5,354)

Cash flows from investing activities:
Additions to property and equipment	—	(24)
Proceeds from Plasma Operations divestiture	1,667	—
Restricted cash to support letter of credit	(218)	—

Net cash provided by (used in) investing activities	1,449	(24)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	11,748	17
Costs of issuance of common stock	(944)	(136)
Proceeds from revolving credit facility	—	2,500
Repayment on advances	(256)	—
Principal repayment of capital lease obligations	—	(61)

Net cash provided by financing activities	10,548	2,320

Net increase (decrease) in cash and cash equivalents	9,132	(3,058)
Cash and cash equivalents, beginning of period	4,258	6,659

Cash and cash equivalents, end of period	$13,390	$3,601

Supplemental disclosure of cash flow information:
Non-cash activity - settlement of Plasma Operations receivable (see Note 3)	$3,743	$—

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 as filed on March 1, 2004.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 27, 2004, has an accumulated deficit of $154.9 million.

The Company settled outstanding receivables from Precision Pharma Services, Inc. (“Precision”) collecting cash proceeds of $1.7 million in January 2004 and sold common stock for gross proceeds of $10.9 million in January 2004. Further, certain shareholders of the Company exercised purchase options totaling $0.8 million in the first quarter of 2004. Management believes that a combination of its cash on hand at the beginning of fiscal 2004 plus completed fundraising through March 27, 2004 will be sufficient to support the Company’s operations through fiscal 2004 and into the first quarter of 2005.

Presentation of Fiscal Years

The Company prepares its consolidated financial statements on the basis of a fifty-two week fiscal year and a thirteen week quarter, ending on the Saturday closest to the end of the calendar year or quarter.

Revenue Recognition

The Company recognizes revenues under research collaborations, including grants received from the government and minimum royalty payments, as the research costs eligible for reimbursement under the collaboration agreements are incurred. Non-refundable up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. The Company continually reviews these estimates for any events which could result in a change in the deferral period. Amounts received in advance of the incurrence of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

Included within research funding is amortized revenue related to non-refundable up-front and milestone payments from Amersham Pharmacia Biotech (“Amersham”) which are amortized over the life of the related agreement. These amounts totaled $38,000 for each of the thirteen weeks ended March 27, 2004 and March 29, 2003. In addition, the Company recorded minimum royalty payments from Amersham of $25,000 for the thirteen weeks ended March 27, 2004. Research funding also includes grants received from the National Institutes of Health in the amount of $66,000 for each of the thirteen weeks ended March 27, 2004 and March 29, 2003.

Research and Development

All research and development costs are charged to operations as incurred.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. Specifically, intellectual property costs were reclassified from research and development costs to general and administrative expenses in the amount of $0.15 million for the thirteen weeks ended March 29, 2003.

Intangible Assets, Net

Intangible assets, comprised of core technology, are amortized over their estimated useful life of fifteen years. At March 27, 2004, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $1.0 million. Amortization expense was $0.06 million for each of the thirteen weeks ended March 27, 2004 and March 29, 2003. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per year.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share because the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 287,000 and 69,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively. Excluded from the dilutive effect calculation are approximately 615,000 shares of restricted stock granted to employees which vest quarterly beginning on April 1, 2004.

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-

Transition and Disclosure”. No stock-based compensation cost is reflected in net loss for stock options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Thirteen Weeks Ended
	March 27, 2004	March 29, 2003
Net loss
As reported	$(3,730)	$(6,364)
Add: Stock-based compensation expense	(530)	(694)

Pro forma	$(4,260)	$(7,058)
Basic and diluted net loss per share:
As reported	$(0.08)	$(0.28)
Add: Stock-based compensation expense	(0.01)	(0.03)

Pro forma	$(0.09)	$(0.31)

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

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. FIN 46R replaces Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, which was issued in January 2003, and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company’s consolidated financial statements or disclosures.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial statements.

2.	Equity Transactions

On February 10, 2004, the Company sold 11.1 million shares of its common stock for total gross proceeds of $10.9 million. This private placement was effected under two separate stock purchase agreements, one dated January 13, 2004 and one dated January 29, 2004. Investors received a purchaser option to buy an additional 25% of the shares sold in the offering (1.8 million shares and 0.9 million shares at an exercise price of $0.90 and $1.15, respectively) within the five-month period following the effectiveness of the registration statement filed to cover the resale of the shares issued in the offering. Investors also received four-year warrants to purchase an additional 2.9 million shares at an exercise price of $1.32 per share and 1.5 million shares at an exercise price of $1.75 per share. The placement agent received warrants to purchase an additional 0.5 million shares and has the ability to receive warrants to purchase up to an additional 0.08 million shares when the purchaser options are exercised. The shares were registered for resale by the purchasers with the Securities and Exchange Commission in March 2004. Total transaction costs were approximately $0.9 million.

During the quarter ended March 27, 2004, the Company received gross proceeds of $0.8 million for the exercise of purchaser options from its December 2003 and February 2004 private placement transactions.

3.	Settlement of Plasma Operations Receivables

As of December 27, 2004, the Company reported outstanding receivables from Precision Pharma Services, Inc. (“Precision”) in the total amount of $5.5 million. These receivables related to the 2001 sale of the Company’s Plasma Operations to Precision. In January 2004, the Company and Precision settled the receivables under an agreement in which Precision paid the Company $1.7 million in cash and returned 4.4 million shares of Vitex common stock with a value of $4.9 million, based on the closing price of the Nasdaq National Market on the date prior to settlement. The Company recorded the full realization of the Precision obligation and a treasury stock transaction in the amount of $3.7 million for the return of the 4.4 million shares of its common stock.

4.	Red Cell Processing Laboratory

During 2003, the Company determined that it did not require for its operations a laboratory it had previously leased near Boston, Massachusetts. In 2003, the Company recorded a charge of $1.4 million to write-off leasehold improvements and for costs relating to exiting the facility lease. In February 2004, the lease on that facility was terminated by the landlord who retained a twelve-month security deposit posted by the Company in the amount of $0.17 million, which was charged against a previously established reserve. The Company believes this to be final settlement of all leasehold obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Vitex is a development stage biotechnology company developing products designed to improve the safety of the world’s blood supply. Our INACTINETM Pathogen Reduction System for red cells (the “INACTINETM system”) is designed to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells and to remove soluble prion proteins. Prion proteins in their pathogenic forms are the agents that cause “Mad Cow Disease”, or in humans, variant Creutzfeldt -Jakob Disease

(“vCJD”), which is 100% fatal, and for which no diagnostic or therapy currently exists. Over 40 million red cell units are transfused annually in North America, Europe and Japan, making it one of the most frequently prescribed and important products in medicine. A pathogen reduction product for both acute and chronic patients could represent a $4 billion market opportunity with acute indications representing in excess of $3 billion out of that total. We currently do not have any FDA approved products and we have not made any commercial sales of our products under development.

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

Our lead product candidate, the INACTINETM system, is currently in a Phase III clinical trial for patients requiring acute transfusions. Until November 2003, we were also conducting a Phase III clinical trial with patients diagnosed with sickle cell disease requiring chronic transfusions. On the advice of an independent data safety monitoring committee, we stopped enrollment in the sickle cell trial due to a concern with antibody responses to INACTINETM treated red cells and associated clinical assessments in trial participants. There were no serious adverse events associated with these findings. The future testing of the INACTINETM system for use in sickle cell patients and other patients requiring chronic transfusions is currently under review. We are continuing to evaluate possible corrective actions to address the issues observed in the trial. Possible corrective actions, if identified, might require us to significantly change the INACTINETM system so as to enable us to continue to test the system for use with chronic patients. Notwithstanding these results in sickle cell patients receiving chronic transfusions, we are pursuing an indication for use of the existing process in acute transfusions. We believe that our strategy of initially pursuing an acute only indication will allow us to bring the INACTINE™ system to market faster by taking advantage of substantial progress we have made in research, clinical, pathogen inactivation and toxicology studies. We might later choose to address the combined acute and chronic markets such as sickle cell patients in a second generation INACTINE™ system. In addition to successful completion of the Phase III study in acute transfusion, our plan to submit to the FDA an application for approval of an acute only indication will require the concurrence of the FDA and implementation of any additional FDA recommendations including, possibly, the successful completion of additional clinical trials. We have initiated discussions with the FDA on this approach.

A 2001 analysis by an outside consultant estimated that over 80% of the approximately 14 million annual red cell transfusions in the U.S. involved acute care patients. A more recent analysis suggested that patients with sickle cell disease represent less than 10% of the total transfusions of red cells in the U.S. annually. We believe that the relative usage of transfusion red cells in the major international markets we are targeting is similarly proportioned between acute and chronic patients. At present we are not aware of any other pathogen reduction systems for red blood cells in human clinical trials.

The Phase III clinical trial in patients requiring acute transfusions is our most significant current activity. We fund our operations primarily through sale of common stock, partner collaborations, research and development grants and debt. Our year-to-date cash burn rate is approximately $1.2 million per month and may increase modestly during 2004. Cash reserves of about $12.3 million as of May 5, 2004 should be sufficient to fund operations during 2004 and into the first quarter of 2005.

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

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition”. We recognize revenues under research collaborations, including grants received from the government and minimum royalty payments, as we incur research costs eligible for reimbursement under the collaboration agreements. Non-refundable up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. We continually review these estimates for any events which could result in a change in the deferral period. Amounts received in advance of the incurrence of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

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

Under SFAS No. 142, “Goodwill and Other Intangible Assets,”goodwill is required to be tested for impairment annually in lieu of being amortized. We perform an annual test in the fourth quarter. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations.

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

RESULTS OF OPERATIONS

Comparison of Thirteen Weeks Ended March 27, 2004 and March 29, 2003

Net Revenues- Research Funding

Q1 2004	Q1 2003	Increase/(Decrease)%
$0.13 million	$0.1 million	$0.03 million	(30%)

Included within research funding is amortized revenue related to non-refundable up-front and milestone payments from Amersham which are amortized over the life of the related agreement. These amounts totaled $38,000 for each of the thirteen weeks ended March 27, 2004 and March 29, 2003. In addition, we recorded minimum royalty payments from Amersham of $25,000 for the thirteen weeks ended March 27, 2004. Research funding also includes grants received from the National Institutes of Health in the amount of $66,000 for each of the thirteen weeks ended March 27, 2004 and March 29, 2003.

Research and Development

Q1 2004	Q1 2003	Increase/(Decrease)%
$2.6 million	$5.2 million	($2.6 million)	(50%)

Our research and development activities all relate to the development of pathogen inactivation technologies for blood products of which our INACTINETM chemistry is currently the core technology and our INACTINE™ system for red cells is the lead product candidate. The INACTINETM system has completed Phase I and Phase II clinical trials in human subjects and is currently in a Phase III trial with patients requiring acute transfusions of red blood cells.

Our research and development spending on pathogen inactivation technologies principally includes clinical trials conducted by medical institutions and scientific and development work under contract to independent vendors and our internal research efforts.

Following the decision to halt our INACTINE™ system Phase III chronic clinical trial in the fourth quarter of 2003, we restructured our operations to reduce spending and to concentrate our efforts on the acute trial. We reduced staffing by over 50% and curtailed non-essential activities. Accordingly, employee costs were $0.9 million lower in the first quarter of 2004 than in 2003. System development costs decreased by $1.1 million from the first quarter of 2003 to 2004 because the INACTINE™ system is nearing completion. Costs for our toxicology studies decreased by $0.3 million from the first quarter of the previous year because the studies were significantly completed in 2003. Offsetting these decreases, Phase III clinical trial costs were higher by $0.2 million in the first quarter of 2004 than the prior year quarter as our Phase III trials had just commenced in January of 2003.

We expect fiscal 2004 research and development costs, which averaged $0.9 million per month in the first quarter, to increase into the monthly range of $1.2 million to $1.5 million as the Phase III acute trial moves forward.

Cumulatively, we have invested $149.3 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our lead product candidate, the INACTINETM system, is currently in a Phase III clinical trial for patients requiring acute transfusions. Until November 2003, we were also conducting a Phase III clinical trial with patients diagnosed with sickle cell disease requiring chronic transfusions. On the advice of an independent data safety monitoring committee, we stopped enrollment in the sickle cell trial due to a concern with antibody responses to INACTINETM treated red cells and associated clinical assessments in trial participants. There were no serious adverse events associated with these findings. The future testing of the INACTINETM system for use in sickle cell patients and other patients requiring chronic transfusions is currently under review. We are continuing to evaluate possible corrective actions to address the issues observed in the trial. Possible corrective actions, if identified, might require us to significantly change the INACTINETM system so as to enable us to continue to test the system for use with chronic patients. Notwithstanding these results in sickle cell patients receiving chronic transfusions, we are pursuing an indication for use of the existing process in acute transfusions. We believe that our strategy of initially pursuing an acute only indication will allow us to bring the INACTINE™ system to market faster by taking advantage of substantial progress we have made in research, clinical, pathogen inactivation and toxicology studies. We might later choose to address the combined acute and chronic markets such as sickle cell patients in a second generation INACTINE™ system. In addition to successful completion of the Phase III study in acute transfusion, our plan to submit to the FDA an application for approval of an acute only indication will require the concurrence of the FDA and implementation of any additional FDA recommendations including, possibly, the successful completion of additional clinical trials. We have initiated discussions with the FDA on this approach. We are unable to assess what additional studies the FDA may require, if any, under this approach. The acute study currently continues to enroll patients.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside our control, including the enrollment rates and results of the Phase III clinical trial, the extent of further studies which could be required for filing a Biologics License Application (“BLA”) with the FDA, the length of the FDA and foreign regulatory approval processes, the success of our fundraising efforts, our ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of our product. These factors are also described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2003. Accordingly, we are unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINETM system, or the period in which we can expect net cash inflows from the system.

General and Administrative Expenses

Q1 2004	Q1 2003	Increase/(Decrease)%
$1.3 million	$1.3 million	$—	—%

General and administrative expenses remained consistent at $1.3 million in the first quarters of 2003 and 2004, reflecting lower employee costs in 2004 as a result of the November 2003 restructuring offset by increased consulting costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our common stock, research and development grants and debt.

At March 27, 2004, we had working capital of $11.6 million, including cash of $13.4 million, in comparison with working capital of $6.8 million, including cash of $4.3 million at the prior year end.

As previously discussed, we restructured our operations in November 2003 to reduce our cash spending from $2.0 million per month into the range of $1.0 million per month. Our monthly spending rate in the first quarter of 2004 was approximately $1.2 million per month and we expect our monthly spending rate to continue in that approximate range in the second quarter of fiscal 2004 and to increase modestly as we continue our clinical trials in 2004. The rate of enrollment in our clinical trial program will be the most significant factor in 2004 spending. A combination of our opening cash balances and fundraising through March 2004 has resulted in available cash balances of approximately $12.3 million as of May 5, 2004. These cash balances are invested with the primary objectives of safety of principal and liquidity. We believe that these resources will be sufficient to fully meet our cash needs during 2004 and into the first quarter of 2005.

Our cash activity during the first fiscal quarter of 2004 was comprised of the following (in millions):

Net proceeds from equity transactions	$10.8
Settlement of Plasma Operations receivables (see Note 3 to the consolidated financial statements)	1.7
Cash used in operating activities	(2.9)
Repayment of advances	(0.3)
Transfers to restricted cash	(0.2)

Increase in cash position	$9.1

The following table represents our outstanding contractual obligations at March 27, 2004, in thousands:

	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Operating Leases	$5,757	$630	$3,033	$2,072	$22
Repayment of Advances	2,185	1,088	1,097	—	—

Total	$7,942	$1,718	$4,130	$2,072	$22

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

PART II. – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) On February 10, 2004, the Company sold 11.1 million shares of its common stock in a private placement for total gross proceeds of $10.9 million. The exemption from registration relied upon was Rule 506 under Regulation D under the Securities Act of 1933, as amended. The securities were sold exclusively to accredited individual and institutional investors in a transaction that did not involve any general solicitation. This private placement was effected under two separate stock purchase agreements, one dated January 13, 2004 and one dated January 29, 2004. Investors received a purchaser option to buy an additional 25% of the shares sold in the offering (1.8 million shares and 0.9 million shares at an exercise price of $0.90 and $1.15, respectively) within the five-month period following the effectiveness of the registration statement filed to cover the resale of the shares issued in the offering. Investors also received four-year warrants to purchase an additional 2.9 million shares at an exercise price of $1.32 per share and 1.5 million shares at an exercise price of $1.75 per share. S.G. Cowen, the placement agent for the transaction, received warrants to purchase an additional 0.5 million shares and has the ability to receive warrants to purchase up to an additional 0.08 million shares if and when the purchaser options are exercised. S.G. Cowen also received a fee of 7% of total gross proceeds. The shares were registered for resale by the purchasers with the Securities and Exchange Commission in March 2004.

(e) As disclosed in Note 3 to the Consolidated Financial Statements herein, on January 13, 2004, the Company and Precision Pharma Services, Inc. (“Precision”) settled outstanding receivables of $5.5 million due to the Company under an agreement in which Precision paid the Company $1.7 million in cash and returned 4.4 million shares of the Company’s common stock with a value of $4.9 million, based on the closing price of the Nasdaq National Market on the date prior to settlement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2004 the Company held a Special Meeting of Stockholders. The following matter was approved at that meeting:

1. The approval of the sale and issuance, in a private placement to certain investors, of up to 11,111,111 shares of the Company’s common stock, options to purchase up to an additional 2,777,778 shares of the Company’s common stock, and warrants to purchase up to an additional 4,994,444 shares of the Company’s common stock. The number of votes cast for and against the proposal were 22,932,418 and 194,003, respectively. Votes abstained for the proposal totaled 4,135 and broker non-votes were 1,000.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer. Filed herewith.

31.2	Certification of Chief Financial Officer. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 13, 2004 under Item 5 announcing it had reached a settlement with Precision Pharma Services, Inc. of amounts due to Vitex related to the 2001 sale to Precision of its plasma operations.

The Company filed a Current Report on Form 8-K on January 16, 2004 under Item 5 announcing it had entered into agreements to sell approximately 7,332,222 shares of its common stock to institutional investors at a negotiated price of $0.90 per share for gross proceeds to the Company of approximately $6.6 million.

The Company filed a Current Report on Form 8-K on February 2, 2004 under Item 5 announcing it had expanded its previously announced $6.6 million private placement to $10.0 million by entering into agreements to sell an additional 2,956,521 shares of its common stock to institutional investors at a negotiated price of $1.15 per share for gross proceeds of approximately $3.4 million.

The Company filed a Current Report on Form 8-K on February 11, 2004 under Item 5 announcing it had received approval from its shareholders to sell and issue in a private placement 11,111,111 shares of its common stock, options to purchase up to an additional 2,777,778 shares, and warrants to purchase up to an additional 4,994,444 shares.

The Company filed a Current Report on Form 8-K on March 2, 2004 under Item 12 announcing its financial results for the fiscal quarter and year ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC. (Registrant)

Date: May 10, 2004	/s/ JOHN R. BARR

John R. Barr President and Chief Executive Officer

Date: May 10, 2004	/s/ THOMAS T. HIGGINS

Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer