Form 10-Q
period 2004-06-26
V I TECHNOLOGIES INC
filed 2004-08-06
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 1, 2004:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	54,428,333

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,468	$4,258
Restricted cash	218	—
Other receivables, net	137	4,177
Prepaid expenses and other current assets	527	638
Merger-related costs	579	—

Total current assets	11,929	9,073
Property and equipment, net	2,965	3,119
Intangible assets, net	2,596	2,720
Goodwill	398	398
Restricted cash	421	590
Other assets, net	—	1,379

Total assets	$18,309	$17,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,550	$1,639
Current portion of deferred revenue	153	153
Current portion of advances	1,116	1,061

Total current liabilities	3,819	2,853
Advances	808	1,380
Deferred revenue	725	801

Total liabilities	5,352	5,034

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares; issued 58,810,686 shares and outstanding 54,428,333 shares at June 26, 2004 and issued and outstanding 45,929,875 shares at December 27, 2003	588	459
Additional paid-in-capital	174,871	163,433
Deferred compensation	(209)	(460)
Treasury stock, 4,382,353 shares, at cost	(3,743)	—
Accumulated deficit	(158,550)	(151,187)

Total stockholders’ equity	12,957	12,245

Total liabilities and stockholders’ equity	$18,309	$17,279

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues:
Research funding	$181	$104	$309	$209
Costs and expenses:
Research and development costs	2,598	5,122	5,159	10,296
General and administrative expenses	1,191	1,241	2,454	2,518

Total operating costs and expenses	3,789	6,363	7,613	12,814

Loss from operations	(3,608)	(6,259)	(7,304)	(12,605)
Interest expense, net	(25)	(310)	(59)	(328)

Net loss	$(3,633)	$(6,569)	$(7,363)	$(12,933)

Basic and diluted net loss per share	$(0.07)	$(0.23)	$(0.15)	$(0.51)

Weighted average shares used in calculation of basic and diluted net loss per share	53,658	27,985	50,693	25,389

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Twenty-Six Weeks Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(7,363)	$(12,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	541
Net accretion of interest	—	207
Restricted stock compensation expense	251	—
Changes in operating accounts:
Other receivables, net	9	95
Prepaid expenses and other current assets	111	220
Accounts payable and accrued expenses	1,080	1,277
Deferred revenue	(76)	(76)

Net cash used in operating activities	(5,502)	(10,669)

Cash flows from investing activities:
Additions to property and equipment	(208)	(44)
Merger-related costs	(579)	—
Proceeds from Plasma Operations divestiture	1,667	668
Restricted cash to support letter of credit	(218)	—

Net cash provided by investing activities	662	624

Cash flows from financing activities:
Proceeds from issuance of common stock	12,571	18,428
Costs associated with equity financing	(1,004)	(302)
Repayment of revolving credit facility	—	(5,000)
Proceeds from revolving credit facility	—	2,500
Repayment on advances	(517)	(668)
Principal repayment of capital lease obligations	—	(114)

Net cash provided by financing activities	11,050	14,844

Net increase in cash and cash equivalents	6,210	4,799
Cash and cash equivalents, beginning of period	4,258	6,659

Cash and cash equivalents, end of period	$10,468	$11,458

Supplemental disclosure of cash flow information:
Non-cash activity-settlement of Plasma Operations receivable (see Note 3)	$3,743	$—

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 as filed on March 1, 2004.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 26, 2004, has an accumulated deficit of $158.6 million. Management believes that its cash on hand at the end of the second fiscal quarter will be sufficient to support the Company’s operations through fiscal 2004 and into the first quarter of 2005.

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

Included within research funding revenue is amortized revenue related to non-refundable up-front and milestone payments of Amersham Pharmacia Biotech (“Amersham”) which are amortized over the life of the related agreement. These amounts totaled $38,000 and $76,000 for both of the thirteen and twenty-six week periods ended June 26, 2004 and June 28, 2003, respectively. In addition, the Company recorded minimum royalty payments of $25,000 from Amersham for the twenty-six week period ended June 26, 2004. Research funding also includes grants received from the National Institutes of Health in the amount of $143,000 and $208,000 for the thirteen and twenty-six week periods ended June 26, 2004, respectively and $66,000 and $133,000 for each of the thirteen and twenty-six week periods ended June 28, 2003, respectively.

Research and Development

All research and development costs are charged to operations as incurred.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. Specifically, intellectual property costs were reclassified from research and development costs to general and administrative expenses in the amount of $0.15 million and $0.30 million for the thirteen and twenty-six weeks ended June 28, 2003, respectively.

Intangible Assets, Net

Intangible assets, net, comprised of core technology, are amortized over their estimated useful life of fifteen years. At June 26, 2004, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $1.1 million. Amortization expense was $0.06 million and $0.12 million for both of the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003, respectively. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per annum.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 291,000 and 442,000 for the thirteen and twenty-six weeks ended June 26, 2004, respectively, and 138,000 and 105,000 for the thirteen and twenty-six weeks ended June 28, 2003, respectively. Excluded from the dilutive effect calculation are approximately 366,000 shares of restricted stock which vest evenly on July 1, 2004, October 1, 2004 and January 1, 2005.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss
As reported	$(3,633)	$(6,569)	$(7,363)	$(12,933)
Add: Stock-based compensation expense	(481)	(484)	(1,011)	(1,003)

Pro forma	$(4,114)	$(7,053)	$(8,374)	$(13,936)
Basic and diluted net loss per share:
As reported	$(0.07)	$(0.23)	$(0.15)	$(0.51)
Add: Stock-based compensation expense	(0.01)	(0.02)	(0.02)	(0.04)

Pro forma	$(0.08)	$(0.25)	$(0.17)	$(0.55)

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

On February 10, 2004, the Company sold 11.1 million shares of its common stock for total gross proceeds of $10.9 million. This private placement was effected under two separate stock purchase agreements, one dated January 13, 2004 and one dated January 29, 2004. Investors received a purchaser option to buy an additional 25% of the shares sold in the offering (1.8 million shares and 0.9 million shares at an exercise price of $0.90 per share and $1.15 per share, respectively) within the five-month period following the effectiveness of the registration statement filed to cover the resale of the shares issued in the offering. Investors also received four-year warrants to purchase an additional 2.9 million shares at an exercise price of $1.32 per share and 1.5 million shares at an exercise price of $1.75 per share. The placement agent received warrants to purchase an additional 0.5 million shares and has the ability to receive warrants to purchase up to an additional 0.08 million shares if and when the purchaser options are exercised. The shares were registered for resale by the purchasers with the Securities and Exchange Commission in March 2004. Total transaction costs of approximately $0.9 million were offset within stockholders’ equity against the proceeds of the financings.

During the twenty-six week period ended June 26, 2004, the Company received gross proceeds of $1.6 million for the exercise of purchaser options from its December 2003 and February 2004 private placement transactions and incurred associated transaction costs of approximately $0.1 million.

3.	Settlement of Plasma Operations Receivable

As of December 27, 2003, the Company reported outstanding receivables from Precision Pharma Services, Inc. (“Precision”) in the total amount of $5.5 million. These receivables related to the 2001 sale of the Company’s Plasma Operations to Precision. In January 2004, the Company and Precision settled the receivables under an agreement in which Precision paid the Company $1.7 million in cash and returned 4.4 million shares of Vitex common stock with a value of $4.9 million, based on the closing price of the Nasdaq National Market on the date prior to settlement. The Company recorded the full realization of the Precision obligation and a treasury stock purchase in the amount of $3.7 million for the return of the 4.4 million shares of its common stock.

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

5.	Proposed Merger

On June 2, 2004, the Company entered into a definitive merger agreement with privately-held Panacos Pharmaceuticals, Inc. (“Panacos”), a biotechnology company discovering and developing novel antiviral drugs for the treatment of HIV infection and other major human viral diseases. The proposed merger will expand the Company’s anti-infective capabilities beyond blood safety into therapeutic pharmaceutical products.

Under the terms of the proposed merger, the Company will issue 25 million common shares to Panacos shareholders in exchange for all outstanding Panacos common and preferred shares at the close of the merger. The merger is expected to close in August of 2004 pending the approval of Vitex and Panacos shareholders. Upon the achievement of certain clinical milestones, Vitex will issue 20 million additional shares of Vitex common stock payable in two tranches of 5 million shares and 15 million shares, respectively (“milestone shares”). If the first clinical milestone is met and the combined valuation of the initial 25 million share issuance and the 5 million milestone share issuance does not result in the issuance of shares worth a minimum of $30 million to Panacos shareholders, additional shares will be issued to achieve a value of $30 million in the aggregate. The shares to be issued by Vitex in the merger have been registered on a Form S-4 registration statement. Vitex is currently soliciting shareholder approval of the proposed merger. The merger will be recorded under the purchase method of accounting. The total purchase price will be allocated to the net tangible and intangible assets acquired in the merger based upon their estimated fair value. As of June 26, 2004, Vitex has incurred $0.6 million in merger-related costs as shown on the consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

VITEX is a development stage biotechnology company developing novel anti-infective products. Our INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) is designed to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells and to remove soluble prion proteins. Prion proteins in their pathogenic forms are the agents that cause “Mad Cow Disease”, or in humans, variant Creutzfeldt -Jakob Disease (“vCJD”), which is 100% fatal, and for which no diagnostic test or therapy currently exists. Over 40 million red cell units are transfused annually in North America, Europe and Japan, making it one of the most frequently prescribed and important products in medicine. A pathogen reduction product for both acute and chronic patients could represent a $4 billion market with acute indications representing approximately $3 billion out of that total. We currently do not have any FDA approved products and have not made any commercial sales of our products under development.

Blood safety and availability remain a significant concern as new pathogens are discovered and the demand for blood products continues to increase. To reduce the risk of contamination of the blood supply with pathogens, blood banks currently screen donors using detailed questionnaires and screen the donated blood for six known pathogens. Although these safety measures have increased the safety of blood products overall, the risk of transmitting pathogens remains. Our goal is to diminish this risk with our INACTINE™ system. Our lead product candidate, the INACTINE™ system, is currently in a Phase III clinical trial for patients requiring acute transfusions. Until November 2003, we were also conducting a Phase III clinical trial with patients diagnosed with sickle cell disease requiring chronic transfusions. On the advice of an independent data safety monitoring committee, referred to as the DSMC, we stopped enrollment in the sickle cell trial due to a concern with antibody responses to INACTINE™ treated red cells and associated clinical assessments in trial participants. The future testing of the INACTINE™ system for use in sickle cell patients and other patients requiring chronic transfusions is currently under review. We continue to evaluate possible corrective actions to address the issues observed in the trial. Possible corrective actions, if identified, might require us to significantly change the INACTINE™ system before we continue to test the system for use with sickle cell patients and other patients requiring chronic transfusions. Notwithstanding these results in sickle cell patients receiving chronic transfusions, we are pursuing an indication for use of the existing process in acute transfusions. We believe that our strategy of initially pursuing an acute only indication will allow us to bring the INACTINE™ system to market faster by taking advantage of substantial progress we have made in research, clinical, pathogen inactivation and toxicology studies. We may later choose to address the combined acute and chronic markets such as sickle cell patients in a second generation INACTINE™ system. In addition to successful completion of the Phase III study in acute transfusion, our plan to pursue approval by the FDA of an acute only indication will likely require the successful completion of additional supplemental clinical trials currently contemplated by us, as well as the concurrence of the FDA and implementation of any additional FDA recommendations. We are in ongoing discussions with the FDA on our proposed plan and anticipate receiving further guidance from the FDA on this matter during the second half of 2004. We are unable at this time to determine the exact nature of the additional studies which it will undertake, or that the FDA will require us to undertake, under our proposed plan nor whether the FDA recommendation would be available in a timely manner or practical to implement. The acute study currently continues to enroll patients. At this time we cannot ensure that the acute trial will complete enrollment in a timely manner and cannot predict whether unanticipated events or circumstances, including antibody responses to INACTINE™ treated red cells observed in the chronic study or the DSMC review of the acute study data, could delay or prevent completion of the trial.

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

The Phase III clinical trial in patients requiring acute transfusions is our most significant current activity. We fund our operations primarily through sale of common stock, partner collaborations, research and development grants and debt. Our current cash burn rate from operations is approximately $1.1 million per month and may increase modestly during 2004. Cash reserves of about $8.5 million as of August 1, 2004 should be sufficient to fund operations during 2004 and into the first quarter of 2005.

RECENT DEVELOPMENTS

Proposed Merger with Panacos Pharmaceuticals, Inc.

On June 2, 2004, we entered into a definitive merger agreement with privately-held Panacos Pharmaceuticals, Inc. (“Panacos”), a biotechnology company discovering and developing novel antiviral drugs for the treatment of HIV infection and other major human viral diseases. The proposed merger will expand our anti-infective capabilities beyond blood safety into therapeutic pharmaceutical products. Panacos has sufficient cash to fund its operations through 2004 and into early 2005.

Under the terms of the proposed merger, we will issue 25 million common shares to Panacos shareholders in exchange for all outstanding Panacos common and preferred shares at the close of the merger. The merger is expected to close in August 2004 pending the approval of Vitex and Panacos shareholders. Upon the achievement of certain clinical milestones, we will issue 20 million additional shares of Vitex common stock payable in two tranches of 5 million shares and 15 million shares, respectively (“milestone shares”). If the first clinical milestone is met and the combined valuation of the initial 25 million share issuance and the 5 million milestone share issuance does not result in the issuance of shares worth a minimum of $30 million to Panacos shareholders, additional shares will be issued to achieve a value of $30 million in the aggregate. The shares to be issued by Vitex in the merger have been registered on a Form S-4 registration statement. Vitex is currently soliciting shareholder approval of the proposed merger. The merger will be recorded under the purchase method of accounting. The total purchase price will be allocated to the net tangible and intangible assets acquired in the merger based upon their estimated fair value. As of June 26, 2004, Vitex has incurred $0.6 million in merger-related costs as shown on the consolidated balance sheet.

The Boards of Directors of Vitex and Panacos have each approved the transaction. Our Board of Directors received an opinion from our financial advisor that the consideration to be paid to the Panacos stockholders in connection with the merger is fair to Vitex from a financial point of view.

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

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually in lieu of being amortized. We perform an annual test for the impairment of goodwill in the fourth quarter. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations.

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

RESULTS OF OPERATIONS

Comparison of Thirteen and Twenty-Six Weeks Ended June 26, 2004 and June 28, 2003

Net Revenues - Research Funding

Q2 2004	Q2 2003	Increase/(Decrease)%
$0.2 million	$0.1 million	$0.1 million	100%

YTD 2004	YTD 2003	Increase/(Decrease)%
$0.3 million	$0.2 million	$0.1 million	50%

The change in net revenues for both the thirteen and twenty-six weeks arose from an increase in grant revenue from the National Institutes of Health.

Research and Development

Q2 2004	Q2 2003	Increase/(Decrease)%
$2.6 million	$5.1 million	($2.5 million)	(49%)

YTD 2004	YTD 2003	Increase/(Decrease)%
$5.2 million	$10.3 million	($5.1 million)	(50%)

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

Following the decision to halt our INACTINE™ system Phase III chronic clinical trial in the fourth quarter of 2003, we restructured our operations to reduce spending and to concentrate our efforts on the acute trial. We reduced staffing by over 50% and curtailed non-essential activities. Accordingly, employee costs were $0.8 million lower in the second quarter of 2004 than in 2003. System development costs decreased by $1.2 million because the INACTINE™ system is nearing completion. Also, lab supplies and outside testing decreased by $0.4 million. Offsetting this, Phase III clinical trial costs were higher by $0.2 million in the second quarter of 2004 reflecting higher patient enrollment rates.

The November 2003 restructuring had a similar effect on the year to date comparisons. Employee costs were $1.6 million lower for the twenty-six weeks ended June 26, 2004 and lab supplies and outside testing decreased by $0.6 million and $0.3 million, respectively. System development costs decreased by $2.2 million. Toxicology study costs decreased by $0.3 million from the comparable twenty-six weeks in the prior year because the studies were significantly completed in 2003. Offsetting these decreases, Phase III clinical trial costs were higher by $0.3 million in 2004 due to higher enrollment rates.

We expect fiscal 2004 research and development costs, which averaged $0.9 million per month in the first twenty-six weeks of the year, to increase into the monthly range of $1.0 million to $1.3 million for 2004 as the Phase III acute trial continues forward.

Cumulatively, we have invested $151.9 million in research and development on pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

Our lead product candidate, the INACTINE™ system, is currently in a Phase III clinical trial for patients requiring acute transfusions. Until November 2003, we were also conducting a Phase III clinical trial with patients diagnosed with sickle cell disease requiring chronic transfusions. On the advice of an independent data safety monitoring committee, referred to as the DSMC, we stopped enrollment in the sickle cell trial due to a concern with antibody responses to INACTINE™ treated red cells and associated clinical assessments in trial participants. The future testing of the INACTINE™ system for use in sickle cell patients and other patients requiring chronic transfusions is currently under review. We continue to evaluate possible corrective actions to address the issues observed in the trial. Possible corrective actions, if identified, might require us to significantly change the INACTINE™ system before we continue to test the system for use with sickle cell patients and other patients requiring chronic transfusions. Notwithstanding these results in sickle cell patients receiving chronic transfusions, we are pursuing an indication for use of the existing process in acute transfusions. We believe that our strategy of initially pursuing an acute only indication will allow us to bring the INACTINE™ system to market faster by taking advantage of substantial progress we have made in research, clinical, pathogen inactivation and toxicology studies. We may later choose to address the combined acute and chronic markets such as sickle cell patients in a second generation INACTINE™ system. In addition to successful completion of the Phase III study in acute transfusion, our plan to pursue approval by the FDA of an acute only indication will likely require the successful completion of additional supplemental clinical trials currently contemplated by us as well as the concurrence of the FDA and implementation of any additional FDA recommendations. We are in ongoing discussions with the FDA on our proposed plan and anticipate receiving further guidance from the FDA on this matter during the second half of 2004. We are unable at this time to determine the exact nature of the additional studies which we will undertake, or that the FDA will require us to undertake, under our proposed plan nor whether the FDA recommendation would be available in a timely manner or practical to implement. The acute study currently continues to enroll patients. At this time we cannot ensure that the acute trial will complete enrollment in a timely manner and cannot predict whether unanticipated events or circumstances, including antibody responses to INACTINE™ treated red cells observed in the chronic study or the DSMC review of the acute study data, could delay or prevent completion of the trial.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside our control, including the enrollment rates and results of the Phase III clinical trial, the extent of further studies which could be required for filing a Biologics License Application (“BLA”) with the FDA, the length of the FDA and foreign regulatory approval processes, the success of our fundraising efforts, our ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of our product. These factors are also described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2003. Accordingly, we are unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINE™ system, or the period in which we can expect net cash inflows from the system.

General and Administrative Expenses

Q2 2004	Q2 2003	Increase/(Decrease)%
$1.2 million	$1.2 million	—	—

YTD 2004	YTD 2003	Increase/(Decrease)%
$2.5 million	$2.5 million	—	—

General and administrative expenses remained constant at $1.2 million and $2.5 million, respectively, for the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003.

Interest (Expense) Income, Net

Q2 2004	Q2 2003	Increase/(Decrease)%	%
($0.025) million	($0.310) million	($0.285) million	(92%)

YTD 2004	YTD 2003	Increase/(Decrease)%	%
($0.590) million	($0.328) million	($0.262) million	(80%)

The decline in interest expense in each of the thirteen and twenty-six weeks was due to the remeasurement of a $3.0 million receivable from Precision (see Note 3 to the consolidated financial statements) resulting in a $0.3 million charge to expense in 2003.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our common stock, research and development grants and debt.

At June 26, 2004, we had working capital of $8.1 million, including cash and cash equivalents of $10.5 million, in comparison with working capital of $6.2 million, including cash and cash equivalents of $4.3 million at December 27, 2003.

Our monthly spending rate in the first two quarters of 2004 was approximately $1.1 million per month. We expect our monthly spending rate to increase modestly as we continue our clinical trials in 2004. The rate of enrollment in our clinical trial program will be the most significant factor in 2004 spending. A combination of our opening cash balances and fundraising through June 2004 has resulted in available cash balances of approximately $8.5 million as of August 1, 2004. These cash balances are invested with the primary objectives of safety of principal and liquidity. We believe that these resources will be sufficient to fully meet our cash needs during 2004 and into the first quarter of 2005.

In June 2004 we announced our intention to merge with Panacos Pharmaceuticals in an all stock transaction which is subject to approval by the shareholders of both companies and is scheduled to close in August 2004. Panacos has sufficient cash balances to fund its operations into the first quarter of 2005, similar to the Vitex cash horizon. Following the merger, including Panacos’ cash spending rate of approximately $1.0 million in cash per month, the combined company expects to spend approximately $2.0-$2.5 million in cash per month.

Our cash activity during the first twenty-six weeks of 2004 was comprised of the following (in millions):

Net proceeds from equity transactions	$11.5
Settlement of Plasma Operations receivables (see Note 3 to the consolidated financial statements)	1.7
Cash used in operating activities	(5.5)
Purchase of property and equipment	(0.2)
Repayment of advances	(0.5)
Advances for merger-related costs	(0.6)
Transfers to restricted cash	(0.2)

Increase in cash position	$6.2

The following table represents our outstanding contractual obligations at June 26, 2004, in thousands:

	Total	Less than 1 Year	Years 1-3	Years 4-5
Operating Leases	$5,599	$941	$3,087	$1,571
Repayment of Advances	1,924	1,116	808	—

Total	$7,523	$2,057	$3,895	$1,571

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

The Company filed a Current Report on Form 8-K on May 11, 2004 under Item 12 announcing its financial results for the first quarter ended March 27, 2004.

The Company filed a Current Report on Form 8-K on June 3, 2004 under Item 5 announcing it had entered into a definitive merger agreement with privately-held Panacos Pharmaceuticals, a biotechnology company discovering and developing novel antiviral drugs for the treatment of HIV infection and other major human viral diseases.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: August 6, 2004	/s/ John R. Barr
John R. Barr President and Chief Executive Officer

Date: August 6, 2004	/s/ Thomas T. Higgins
Thomas T. Higgins Executive Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer