Form 10-Q
period 2004-09-25
V I TECHNOLOGIES INC
filed 2004-11-03
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 29, 2004:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	54,461,649

V. I. TECHNOLOGIES, INC.

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 25, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,626	$4,258
Restricted cash	218	—
Other receivables, net	72	4,177
Prepaid expenses and other current assets	337	638
Merger-related costs	962	—

Total current assets	8,215	9,073

Property and equipment, net	2,787	3,119
Intangible assets, net	2,534	2,720
Goodwill	398	398
Restricted cash	421	590
Other assets, net	—	1,379

Total assets	$14,355	$17,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,422	$1,639
Current portion of deferred revenue	153	153
Current portion of advances	1,144	1,061

Total current liabilities	3,719	2,853

Advances	511	1,380
Deferred revenue	687	801

Total liabilities	4,917	5,034

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares; issued 58,840,597 shares and outstanding 54,458,244 shares at September 25, 2004 and issued and outstanding 45,929,875 at December 27, 2003	588	459
Additional paid-in-capital	174,900	163,433
Deferred compensation	(132)	(460)
Treasury stock, 4,382,353 shares, at cost	(3,743)	—
Accumulated deficit	(162,175)	(151,187)

Total stockholders’ equity	9,438	12,245

Total liabilities and stockholders’ equity	$14,355	$17,279

The accompanying notes are an integral part of the consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues:
Research funding	$140	$105	$450	$314

Costs and expenses:
Research and development costs	2,559	5,631	7,719	15,928
General and administrative expenses	1,186	1,204	3,640	3,721

Total operating costs and expenses	3,745	6,835	11,359	19,649

Loss from operations	(3,605)	(6,730)	(10,909)	(19,335)

Interest income (expense), net	(19)	44	(79)	(284)

Net loss	$(3,624)	$(6,686)	$(10,988)	$(19,619)

Basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.21)	$(0.64)

Weighted average shares used in calculation of of basic and diluted net loss per share	54,176	40,899	51,855	30,559

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net loss	$(10,988)	$(19,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	806
Net discount (accretion) of interest	—	212
Reserve for long-lived assets and facility costs	—	1,406
Restricted stock compensation expense	372	—
Changes in operating accounts:
Other receivables, net	74	10
Prepaid expenses and other current assets	301	206
Accounts payable and accrued expenses	827	158
Deferred revenue	(114)	(115)

Net cash used in operating activities	(8,802)	(16,936)

Cash flows from investing activities:
Additions to property and equipment	(208)	(104)
Merger-related costs	(837)	—
Proceeds from Plasma Operations divestiture	1,667	760
Restricted cash to support letter of credit	(218)	—

Net cash provided by investing activities	404	656

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	12,565	18,446
Costs associated with equity financing	(1,013)	(409)
Repayment of revolving credit facility	—	(5,000)
Proceeds from revolving credit facility	—	2,500
Repayment on advances	(786)	(842)
Principal repayment of capital lease obligations	—	(154)

Net cash provided by financing activities	10,766	14,541

Net increase (decrease) in cash and cash equivalents	2,368	(1,739)

Cash and cash equivalents, beginning of period	4,258	6,659

Cash and cash equivalents, end of period	$6,626	$4,920

Supplemental disclosure of cash flow information:
Non-cash activity-settlement of Plasma Operations receivable (see Note 3)	$3,743	$—

The accompanying notes are an integral part of the consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of V.I. Technologies, Inc. (the “Company” or “Vitex”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 as filed with the Securities and Exchange Commission on March 1, 2004.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding; its future profitability; protection of patents and proprietary rights; uncertainties regarding the development of the Company’s technologies; the success of its clinical trials; competition and technological change; governmental regulations, including the need for FDA product and other approvals; and attracting and retaining key officers and employees.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 25, 2004, has an accumulated deficit of $162.2 million. Management believes that its cash on hand at the end of the third fiscal quarter will be sufficient to support the Company’s operations through fiscal 2004 and into the first quarter of fiscal 2005.

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

Included within research funding revenue is amortized revenue related to non-refundable up-front milestone payments of Amersham Pharmacia Biotech (“Amersham”) which are amortized over the life of the related agreement. These amounts totaled $13,000 and $39,000 for the thirteen weeks ended September 25, 2004 and September 27, 2003, respectively and $114,000 and $115,000 for the thirty-nine week periods ended September 25, 2004 and September 27, 2003, respectively. Research funding also includes grants received from the National Institutes of Health in the amount of $127,000 and $335,000 for the thirteen and thirty-nine week periods ended September 25, 2004, respectively and $66,000 and $199,000 for each of the thirteen and thirty-nine week periods ended September 27, 2003, respectively.

Research and Development

All research and development costs are charged to operations as incurred.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. Specifically, intellectual property costs were reclassified from research and development costs to general and administrative expenses in the amount of $0.16 million and $0.45 million for the thirteen and thirty-nine weeks ended September 27, 2003, respectively.

Intangible Assets, Net

Intangible assets, net, comprised of core technology, are amortized over their estimated useful life of fifteen years. At September 25, 2004, core technology was recorded at gross carrying value of $3.7 million less accumulated amortization of $1.2 million. Amortization expense was $0.06 million and $0.19 million for both of the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003, respectively. In each of the next five years, amortization expense is estimated to be approximately $0.25 million per annum.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive. The dilutive effect of common stock equivalents, had they been included in the computation, would have been approximately 25,000 and 45,000 for the thirteen and thirty-nine weeks ended September 25, 2004, respectively, and 302,000 and 145,000 for the thirteen and thirty-nine weeks ended September 27, 2003, respectively. Excluded from the dilutive effect calculation are approximately 274,000 shares of restricted stock which vest evenly on October 1, 2004 and January 1, 2005.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net loss
As reported	$(3,624)	$(6,686)	$(10,988)	$(19,619)
Add: Stock-based compensation expense	(352)	(708)	(1,363)	(2,581)

Pro forma	$(3,976)	$(7,394)	$(12,351)	$(22,200)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.16)	$(0.21)	$(0.64)
Add: Stock-based compensation expense	(0.00)	(0.02)	(0.03)	(0.09)

Pro forma	$(0.07)	$(0.18)	$(0.24)	$(0.73)

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

During the thirty-nine week period ended September 25, 2004, the Company received gross proceeds of $1.6 million for the exercise of purchaser options from its December 2003 and February 2004 private placement transactions and incurred associated transaction costs of approximately $0.1 million.

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

4. Red Cell Processing Laboratory

During 2003, the Company determined that it did not require for its operations a laboratory it had previously leased near Boston, Massachusetts. In 2003, the Company recorded a charge of $1.4 million to write-off leasehold improvements and for costs relating to exiting the facility lease. In February 2004, the lease on that facility was terminated by the landlord who retained a twelve-month security deposit posted by the Company in the amount of $0.17 million, which was charged against a previously established reserve. The Company believes this to be the final settlement of all leasehold obligations.

5. INACTINE™ Update

The Company is conducting a Phase III clinical trial for its INACTINE™ red cell system in an acute population. An independent safety monitoring committee (“DSMC”) convened in October 2004 to perform an interim safety evaluation of the acute trial and concluded that the Phase III acute clinical trial study may continue without modification. The DSMC also concluded that further review of submitted data was warranted as enrollment in the acute study continues, and requested that the Company provide clarification of certain data and other information. The Company has subsequently provided the data that was requested by the DSMC. The DSMC arrived at its conclusion after it reviewed preliminary data on approximately 20% of the 200 evaluable patients expected to be enrolled in the study. This subset of patients enrolled to-date reflects the first group of patients that completed the study.

The Company is in ongoing discussions with the FDA regarding its plan to pursue an acute only indication for the INACTINE™ red blood cell system. These discussions were initiated following the halting of the Phase III chronic study of INACTINE™ red cells in 2003 due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ treated red cells The FDA has expressed concerns regarding the licensing of the INACTINE™ system in light of the presence of antibodies observed in the chronic trial, and recently requested justification for pursuit of an acute-only indication in the context of these findings. The Company believes that some of these concerns may be addressed through the combination of supplemental clinical trials and the implementation of a control system to ensure that patients who have previously received INACTINE™ red cells do not receive INACTINE™ red cells in subsequent hospitalizations. The Company has met with the FDA and presented proposals on supplemental clinical trials. The type and design of supplemental clinical trials are expected to be the subject of continuing discussions between the Company and the FDA. The FDA has indicated that it will require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to the Company’s proposals for additional clinical trials.

The FDA has also indicated that, in addition to the need for both the Company and the FDA to reach agreement on the clinical development program, an acceptable INACTINE™ control system would likely be a condition of licensure for INACTINE™ red cells. The Company believes that such a control system may be technically feasible and may be capable of being implemented by hospitals purchasing INACTINE™ red cells. Such a control system also would have to be economically viable and approved by the FDA. The Company is initiating discussions with the FDA on its approach to the development of such a control system.

In addition to the DSMC review, the FDA has directed the Company to implement additional patient safety monitoring procedures in the ongoing Phase III acute trial. The Company has implemented these procedures and is periodically updating the FDA on their trial data. While the Company believes that the steps taken will address the FDA recommendations, further steps could be required by the FDA.

The Company also recently received from the FDA a written request for further information relating to an August 2004 amendment to their IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the previously halted Phase III chronic study. The Company has responded to the FDA’s request.

At this time the Company is unable to determine the exact nature of the additional studies the FDA will require the Company to undertake or whether these and other recommendations the FDA might make would be available in a timely manner or practical to implement. The Company cannot ensure that the acute trial will complete enrollment in a timely manner and cannot predict whether unanticipated events or circumstances, including antibody responses to INACTINE™ treated red cells observed in the chronic study or further DSMC review of the acute study data, could delay or prevent completion of the trial.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside the Company’s control, including the enrollment rates and results of the Phase III clinical trial, the extent of further studies which could be required for filing a Biologics License Application (“BLA”) with the FDA, the length of the FDA and foreign regulatory approval processes, the success of the Company’s fundraising efforts, its ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of its product. These factors are also described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2003. Accordingly, the Company is unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINE™ system, or the period in which the Company can expect net cash inflows from the system

6. Nasdaq Notification

On August 30, 2004, the Company received notice from the Nasdaq Stock Market, Inc. that the bid price of the Company’s Common Stock had closed below the minimum price of $1.00 per share over the previous 30 consecutive trading days, and that in accordance with Nasdaq Marketplace Rule 4450 (e)(2), the Company had until February 28, 2005 to regain its compliance with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450 (a)(5). In the event that at any time before February 28, 2005, the bid price of the Company’s Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq staff will notify the Company in writing that the Company had achieved compliance with the Rule.

7. Proposed Merger

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

Under the terms of the proposed merger, the Company will issue 25 million common shares to Panacos shareholders in exchange for all outstanding Panacos common and preferred shares at the close of the merger. The merger requires the approval of Vitex and Panacos shareholders. Upon the achievement of certain clinical milestones, Vitex will issue 20 million additional shares of Vitex common stock payable in two tranches of 5 million shares and 15 million shares, respectively (“milestone shares”). If the first clinical milestone is met and the combined valuation of the initial 25 million share issuance and the 5 million milestone share issuance does not result in the issuance of shares worth a minimum of $30 million to Panacos shareholders, additional shares will be issued to achieve a value of $30 million in the aggregate. The shares to be issued by Vitex in the merger have been registered on a Form S-4 registration statement. Vitex is currently soliciting shareholder approval of the proposed merger. The merger will be recorded under the purchase method of accounting. The total purchase price will be allocated to the net tangible and intangible assets acquired in the merger based upon their estimated fair value. As of September 25, 2004, Vitex has incurred approximately $1.0 million in merger-related costs as shown on the consolidated balance sheet.

On October 29, 2004, the company reported that it is involved in negotiations with Panacos concerning modifications of the merger agreement. The likely outcome of those negotiations cannot presently be predicted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

VITEX is a development stage biotechnology company developing novel anti-infective products. Our INACTINE™ Pathogen Reduction System for red cells (the “INACTINE™ system”) is designed to inactivate a wide range of viruses, bacteria, parasites and lymphocytes from red blood cells and to remove soluble prion proteins. Prion proteins in their pathogenic forms are the agents that cause “Mad Cow Disease”, or in humans, variant Creutzfeldt-Jakob Disease (“vCJD”), which is 100% fatal, and for which no diagnostic test or therapy currently exists. Over 40 million red cell units are transfused annually in North America, Europe and Japan, making it one of the most frequently prescribed and important products in medicine. A pathogen reduction product for both acute and chronic patients could represent a $4 billion market with acute indications representing approximately $3 billion out of that total. We currently do not have any FDA approved products and have not made any commercial sales of our products under development.

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

The Phase III clinical trial for patients requiring acute transfusions continues to enroll patients. The DSMC convened in October 2004 to perform an interim safety evaluation of the acute trial and concluded that the study may continue without modification. The DSMC also concluded that further review of submitted data was warranted as enrollment in the acute study continues, and requested that we provide clarification of certain data and other information. We have subsequently provided the data that was requested by the DSMC. The DSMC arrived at its conclusion after it reviewed preliminary data on approximately 20% of the 200 evaluable patients expected to be enrolled in the study. This subset of patients enrolled to-date reflects the first group of patients that completed the study. The need for the review was established during our discussions with the FDA, together with other steps designed to ensure the continuing safety of the study.

We are in ongoing discussions with the FDA regarding our plan to pursue an acute only indication for our INACTINE™ red blood cell system. These discussions were initiated following halting of the Phase III chronic study of INACTINE™ red cells in 2003 due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ treated red cells. The FDA has expressed concerns regarding the licensing of our INACTINE™ system in light of the presence of antibodies observed in the chronic trial, and recently requested justification for pursuit of an acute-only indication in the context of these findings. We believe that some of these concerns may be addressed through the combination of supplemental clinical trials and the implementation of a control system to ensure that patients who have previously received INACTINE™ red cells do not receive INACTINE™ red cells in subsequent hospitalizations. We have met with the FDA and presented proposals on supplemental clinical trials. The type and design of supplemental clinical trials are expected to be the subject of continuing discussions between us and the FDA. The FDA has indicated that it will require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials.

The FDA has also indicated that, in addition to the need for us to reach agreement on the clinical development program, an acceptable INACTINE™ control system would likely be a condition of licensure for INACTINE™ red cells. We believe that such a control system may be technically feasible and may be capable of being implemented by hospitals purchasing INACTINE™ red cells. Such a control system also would have to be economically viable and approved by the FDA. We are initiating discussions with the FDA on our approach to the development of such a control system.

In addition to the DSMC review, the FDA has directed us to implement additional patient safety monitoring procedures in the ongoing Phase III acute trial. We have implemented these procedures and are periodically updating the FDA on our trial data. While we believe that the steps we have taken will address the FDA recommendations, further steps could be required by the FDA.

We also recently received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the previously halted Phase III chronic study. We have responded to the FDA’s request.

At this time we are unable to determine the exact nature of the additional studies the FDA will require us to undertake or whether these and other recommendations the FDA might make would available in a timely manner or practical to implement. We cannot ensure that the acute trial will complete enrollment in a timely manner and cannot predict whether unanticipated events or circumstances, including antibody responses to INACTINE™ treated red cells observed in the chronic study or further DSMC review of the acute study data, could delay or prevent completion of the trial.

The exact nature, timing and estimated costs of the efforts necessary to bring to market the product resulting from our pathogen inactivation research and development projects involve a number of key variables which are either unpredictable or outside the Company’s control, including the enrollment rates and results of the Phase III clinical trial, the extent of further studies which could be required for filing a Biologics License Application (“BLA”) with the FDA, the length of the FDA and foreign regulatory approval processes, the success of the Company’s fundraising efforts, its ability to establish and maintain relationships with marketing partners and strategic collaborators, and the timing of commencement of commercialization of its product. These factors are also described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2003. Accordingly, the Company is unable to estimate, with any degree of precision, either the total future costs that will be required to continue and complete the commercialization of the INACTINE™ system, or the period in which the Company can expect net cash inflows from the system.

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

The Phase III clinical trial in patients requiring acute transfusions is our most significant current activity. We fund our operations primarily through sale of common stock, partner collaborations, research and development grants and debt. Our current cash burn rate from operations is approximately $1.2 million per month. Unrestricted cash reserves of approximately $5.3 million as of October 29, 2004 should be sufficient to fund operations for the remainder of 2004 and into the first quarter of fiscal 2005.

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

Under the terms of the proposed merger, we will issue 25 million common shares to Panacos shareholders in exchange for all outstanding Panacos common and preferred shares at the close of the merger. The merger requires the approval of Vitex and Panacos shareholders. Upon the achievement of certain clinical milestones, we will issue 20 million additional shares of Vitex common stock payable in two tranches of 5 million shares and 15 million shares, respectively (“milestone shares”). If the first clinical milestone is met and the combined valuation of the initial 25 million share issuance and the 5 million milestone share issuance does not result in the issuance of shares worth a minimum of $30 million to Panacos shareholders, additional shares will be issued to achieve a value of $30 million in the aggregate. The shares to be issued by Vitex in the merger have been registered on a Form S-4 registration statement. Vitex is currently soliciting shareholder approval of the proposed merger. The merger will be recorded under the purchase method of accounting. The total purchase price will be allocated to the net tangible and intangible assets acquired in the merger based upon their estimated fair value. As of September 25, 2004, Vitex has incurred approximately $1.0 million in merger-related costs as shown on the consolidated balance sheet.

The Boards of Directors of Vitex and Panacos have each approved the transaction. Our Board of Directors received an opinion from our financial advisor that the consideration to be paid to the Panacos stockholders in connection with the merger is fair to Vitex from a financial point of view.

On October 29, 2004, we reported that we are involved in negotiations with Panacos concerning modifications of the merger agreement. The likely outcome of those negotiations cannot presently be predicted.

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

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition”. We recognize revenues under research collaborations, including grants received from the government and minimum royalty payments, as we incur research costs eligible for reimbursement under the collaboration agreements. Non-refundable, up-front and milestone payments related to license and distribution agreements are deferred and amortized over the period in which the licensee has distribution rights. We continually review these estimates for any events which could result in a change in the deferral period. Amounts received in advance of the incurrence of reimbursable research expenses are deferred and recognized when the related expenses have been incurred.

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

RESULTS OF OPERATIONS

Comparison of Thirteen and Thirty-nine Weeks Ended September 25, 2004 and September 27, 2003

Revenues:

Research Funding

Q3 2004	Q3 2003	Increase/(Decrease)%
$0.1 million	$0.1 million	—	—

YTD 2004	YTD 2003	Increase/(Decrease)%
$0.5 million	$0.3 million	$0.2 million	67%

The increase in revenues in the thirty-nine weeks ended September 25, 2004 arose from an increase in grant revenue from the National Institutes of Health.

Costs and Expenses:

Research and Development Costs

Q3 2004	Q3 2003	Increase/(Decrease)%
$2.6 million	$5.6 million	$(3.0 million	)	(54)%

YTD 2004	YTD 2003	Increase/(Decrease)%
$7.7 million	$15.9 million	$(8.2 million	)	(52)%

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

Following the decision to halt our INACTINE™ system Phase III chronic clinical trial in the fourth quarter of 2003, we restructured our operations to reduce spending and to concentrate our efforts on the acute trial. We reduced staffing by over 50% and curtailed non-essential activities. Accordingly, employee costs were $0.8 million lower in the third quarter of 2004 than in 2003. Lab supplies, outside testing and other related costs decreased by $0.3 million. System development costs decreased by $0.5 million because the development of the INACTINE™ system is nearing completion. Also, the Company recorded a charge of $1.4 million in the third quarter of fiscal 2003 to reflect costs associated with the closure of a red cell processing facility.

The November 2003 restructuring had a similar effect on the year to date comparisons. Employee costs were $2.0 million lower for the thirty-nine weeks ended September 25, 2004. In the third quarter of fiscal 2003, the Company recorded a charge of $1.4 million to reflect costs associated with the closure of a red cell processing facility. Lab supplies, outside testing and related expenses decreased by $1.7 million. System development costs decreased by $2.9 million. Licensing fees decreased by $0.2 million due to the discontinuation of a study. Offsetting these decreases, Phase III clinical trial costs were higher by $0.3 million in 2004 due to higher enrollment rates in the acute study.

Cumulatively, we have invested $154.5 million in research and development of pathogen inactivation technologies for blood products since our inception in 1995, including the cost of in-process research and development resulting from our 1999 merger with Pentose Pharmaceuticals, Inc.

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

The Phase III clinical trial for patients requiring acute transfusions continues to enroll patients. The DSMC convened in October 2004 to perform an interim safety evaluation of the acute trial and concluded that the study may continue without modification. The DSMC also concluded that further review of submitted data was warranted as enrollment in the acute study continues, and requested that we provide clarification of certain data and other information. We have subsequently provided the data that was requested by the DSMC. The DSMC arrived at its conclusion after it reviewed preliminary data on approximately 20% of the 200 evaluable patients expected to be enrolled in the study. This subset of patients enrolled to-date reflects the first group of patients that completed the study. The need for the review was established during our discussions with the FDA, together with other steps designed to ensure the continuing safety of the study.

We are in ongoing discussions with the FDA regarding our plan to pursue an acute only indication for our INACTINE™ red blood cell system. These discussions were initiated following halting of the Phase III chronic study of INACTINE™ red cells in 2003 due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ treated red cells. The FDA has expressed concerns regarding the licensing of our INACTINE™ system in light of the presence of antibodies observed in the chronic trial, and recently requested justification for pursuit of an acute-only indication in the context of these findings. We believe that some of these concerns may be addressed through the combination of supplemental clinical trials and the implementation of a control system to ensure that patients who have previously received INACTINE™ red cells do not receive INACTINE™ red cells in subsequent hospitalizations. We have met with the FDA and presented proposals on supplemental clinical trials. The type and design of supplemental clinical trials are expected to be the subject of continuing discussions between us and the FDA. The FDA has indicated that it will require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials.

The FDA has also indicated that, in addition to the need for us to reach agreement on the clinical development program, an acceptable INACTINE™ control system would likely be a condition of licensure for INACTINE™ red cells. We believe that such a control system may be technically feasible and may be capable of being implemented by hospitals purchasing INACTINE™ red cells. Such a control system also would have to be economically viable and approved by the FDA. We are initiating discussions with the FDA on our approach to the development of such a control system.

In addition to the DSMC review, the FDA has directed us to implement additional patient safety monitoring procedures in the ongoing Phase III acute trial. We have implemented these procedures and are periodically updating the FDA on our trial data. While we believe that the steps we have taken will address the FDA recommendations, further steps could be required by the FDA.

We also recently received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the previously halted Phase III chronic study. We have responded to the FDA’s request.

At this time we are unable to determine the exact nature of the additional studies the FDA will require us to undertake or whether other these or other recommendations the FDA might make would be available in a timely manner or practical to implement. We cannot ensure that the acute trial will complete enrollment in a timely manner and cannot predict whether unanticipated events or circumstances, including antibody responses to INACTINE™ treated red cells observed in the chronic study or further DSMC review of the acute study data, could delay or prevent completion of the trial.

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

General and Administrative Expenses

Q3 2004	Q3 2003	Increase/(Decrease)%
$1.2 million	$1.2 million	—	—

YTD 2004	YTD 2003	Increase/(Decrease)%
$3.6 million	$3.7 million	$(0.1 million)	(3)%

General and administrative expenses remained relatively constant for the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003, respectively.

Interest Income (Expense), Net

Q3 2004	Q3 2003	Increase/(Decrease)%
$(0.02 million)	$0.04 million	$(0.06 million	)	(150)%

YTD 2004	YTD 2003		Increase/(Decrease)%
$(0.08 million)	$(0.28 million	)	$(0.20 million	)	(71)%

The changes in interest income (expense), net for the thirteen and thirty-nine weeks ended September 25, 2004 were due to decreased interest income resulting from lower cash balances. This was partially offset by decreased interest expense recorded under advances reflecting lower principal balances outstanding.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our common stock and research and development grants.

At September 25, 2004, we had cash and cash equivalents of $6.6 million and working capital of $4.5 million in comparison with cash and cash equivalents of $4.3 million and working capital of $6.2 million at December 27, 2003.

Our monthly spending rate in the first three quarters of 2004 was approximately $1.2 million per month. We expect our monthly spending rate to remain stable for the balance of 2004 as we continue our clinical trial. The most significant factors affecting future spending will be the rate of enrollment in the clinical trial and the extent of supplemental clinical trials which might be required by the FDA. Our available unrestricted cash balances on October 29, 2004 were approximately $5.3 million. These cash balances are invested with the primary objectives of safety of principal and liquidity. We believe that these resources will be sufficient to fully meet our cash needs during the fourth quarter of fiscal 2004 and into the first quarter of fiscal 2005.

In June 2004 we announced our intention to merge with Panacos Pharmaceuticals, Inc. in an all stock transaction which is subject to approval by the shareholders of both companies and is anticipated to close during the fourth quarter of fiscal 2004. Panacos has sufficient cash balances to fund its operations into the first quarter of fiscal 2005, similar to the Vitex cash horizon. Following the merger, including Panacos’ cash spending rate of approximately $1.0 million in cash per month, the combined company expects to spend approximately $2.0-$2.5 million in cash per month.

On October 29, 2004, the company reported that it is involved in negotiations with Panacos concerning modifications of the merger agreement. The likely outcome of those negotiations cannot presently be predicted.

Our cash activity during the thirty-nine weeks of 2004 was comprised of the following (in millions):

Net proceeds from equity transactions	$11.6
Settlement of Plasma Operations receivables (see Note 3 to the consolidated financial statements)	1.7
Cash used in operating activities	(8.8)
Payment of merger-related costs	(0.8)
Purchase of property and equipment	(0.2)
Repayment of advances	(0.9)
Transfers to restricted cash	(0.2)

Increase in cash position	$2.4

The following table represents our outstanding contractual obligations at September 25, 2004, in thousands:

	Total	Less than 1 Year	Years 1-3	Years 4-5
Operating Leases	$5,365	$942	$3,114	$1,309
Repayment of Advances	1,655	1,144	511	—

Total	$7,020	$2,086	$3,625	$1,309

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

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: November 3, 2004	/s/ John R. Barr
John R. Barr
President and Chief Executive Officer

Date: November 3, 2004	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer