Form 10-K/A
period 2004-12-31
V I TECHNOLOGIES INC
filed 2005-04-26
CIK 1040017

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

Common Stock, $0.01 par value

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

38,195,110

(Number of shares of common stock outstanding as of April 26, 2005)

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 3, 2005 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. “Vitex”, “we”, “us”, or “our” means V.I. Technologies, Inc.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Identification of Directors.

Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Class I Directors Continuing in Office Until the 2005 Annual Meeting

John R. Barr, age 48, joined our company as President, Chief Executive Officer and director in November 1997. Following our merger with Panacos Pharmaceuticals, Inc. (“Panacos”) in March 2005, Mr. Barr remains our President and director. Previously, Mr. Barr served as President of North American Operations at Haemonetics Corporation from 1995 to 1997 where he had responsibility for Haemonetics’ blood bank, commercial plasma and blood bank services businesses. He also managed the global manufacturing and North American research and development functions and served as a member of the Board of Directors of Haemonetics. Prior to joining Haemonetics in 1990, he held various positions at Baxter Healthcare Corporation. Mr. Barr has an undergraduate degree in Biomedical Engineering from the University of Pennsylvania and an M.M. from the Kellogg School of Management at Northwestern University.

Richard A. Charpie, Ph.D., age 53, has served as a director since October 1995. Dr. Charpie served as our Chief Executive Officer from August 1997 to November 1997. He was our Vice President from November 1997 until January 1998. Dr. Charpie has been the managing general partner of Ampersand Ventures, a venture capital firm, and all of its affiliated partnerships since he founded Ampersand in 1988 as a spin-off of the venture capital group of PaineWebber Incorporated. Currently, Dr. Charpie serves as a director of several privately-held companies. Dr. Charpie holds an M.S. in Physics and a Ph.D. in Applied Economics and Finance, both from the Massachusetts Institute of Technology.

Irwin Lerner, age 74, has served as a director since September 1996. He is the former Chairman of the Board of Directors, Chairman of the Executive Committee, President and Chief Executive Officer of Hoffmann-LaRoche Inc., having retired in September 1993 after being an employee of that company for over 31 years. Mr. Lerner is the Chairman of the Board of Directors of Medarex, Inc. and serves as a director on the boards of Covance Inc. and Nektar Therapeutics, Inc. He served for twelve years on the Board of Pharmaceutical Manufacturers Association (now PhRMA), including chairing the Association’s FDA Issues Committee and the PMA Foundation. Mr. Lerner has also served on the Boards of the National Committee for Quality Health Care, the Partnership for New Jersey and the Center for Advanced Biotechnology and Medicine of Rutgers University. He received his B.S. and MBA degrees from Rutgers University, where he is currently Distinguished Executive-in-Residence at the Rutgers Business School.

Class II Directors Continuing in Office Until the 2006 Annual Meeting

Jeremy Hayward-Surry, age 62, has served as a director since December 1997. He was the President of Pall Corporation, a global company operating in the fields of filtration, separations and purification from July 1994 through July 2003 and a member of its Board of Directors from April 1993 through November 2003. Mr. Hayward-Surry was also the Treasurer and Chief Financial Officer of Pall from August 1992 until December 1997 and Executive Vice President of Pall from 1992 to July 1994. Mr. Hayward-Surry is a Director and the Non-Executive Chairman of the Board of Directors of Savient Pharmaceuticals, Inc., a specialty pharmaceuticals company engaged in the research, development, manufacture, and marketing of pharmaceutical products since June 2003. Mr. Hayward-Surry is a Fellow of the Institute of Chartered Accountants in England and Wales.

Eric W. Linsley, age 43, is a former director of Panacos and has served as a director of Vitex since March 2005. Mr. Linsley is a Partner with A.M. Pappas & Associates, LLC, a Research Triangle Park, North

Carolina-based venture capital firm that invests nationally in the life science industry. He is an experienced operating executive and venture capital investor who, prior to joining A.M. Pappas & Associates in early 2000, served as Chief Financial Officer of TriPath Imaging, a Nasdaq-listed medical device company. In 1999, Mr. Linsley led the due diligence efforts and legal documentation process in a complex three-way merger of AutoCyte, NeoPath and Neuromedical Systems to form TriPath. Prior to the merger, he served as Chief Financial Officer and Vice President of Operations at AutoCyte. From 1999 to 2000, Mr. Linsley was primarily responsible for integrating the three companies. From 1991 to 1997, Mr. Linsley worked as an investment professional with Ampersand Ventures, a venture capital firm based in Boston. He was promoted to partner in 1995. At Ampersand, Mr. Linsley participated either directly or indirectly in 12 private equity investments, with a particular focus on corporate spin-offs. He was directly responsible for completing primary due diligence, structuring transactions, and monitoring the investments. He also served as interim management, if required. He previously was a management consultant with Bain & Co. and McKinsey & Co., and was a certified public accountant with Arthur Andersen. Mr. Linsley is a director of Emerald BioAgriculture, FlowCardia, Sensys Medical and Signase. He received a B.A. in Economics from Trinity College, an M.S. in Accounting from New York University and an MBA from the Wharton School at the University of Pennsylvania.

Herbert H. Hooper, PhD, age 41, is a former director of Panacos and has served as a director of Vitex since March 2005. Dr. Hooper is a General Partner at Ampersand Ventures. Prior to joining Ampersand in 2002, Dr. Hooper served as executive vice president and chief technical officer of ACLARA BioSciences, a public life sciences company which he founded in 1995. From 1993 to 1995, Dr. Hooper served as a research director at Soane Technologies, Inc. From 1990 to 1993, he served in various product and business development positions at Air Products and Chemicals. Dr. Hooper currently serves as chairman of the board of TekCel, Inc. and Magellan BioSciences, Inc. (formerly ESA), both of which are private life science instrument companies. Dr. Hooper also serves on the board of Assay Designs, Inc., IBT Reference Lab, and Medifacts, all of which are private companies. He previously served as a member of the board of directors of ACLARA BioSciences and Cyclis Pharmaceuticals. Dr. Hooper holds a B.S. in Chemical Engineering from North Carolina State University and a Ph.D. in Chemical Engineering from the University of California, Berkeley.

Class III Directors Continuing in Office Until the 2007 Annual Meeting

Samuel K. Ackerman, M.D., age 57, has served as a director and as our Chairman and Chief Scientific Officer since November 1999. In March 2005, Dr. Ackerman became our Chief Executive Officer upon our merger with Panacos. Dr. Ackerman co-founded Pentose Pharmaceuticals, Inc. in June 1995 and served as its President, Chief Executive Officer and Director from February 1997 until Pentose’s merger with Vitex on November 12, 1999. Dr. Ackerman became Executive Vice President and Chief Scientific Officer of Vitex upon the merger and in September 2000 became Chairman of the Board. He previously served as Vice President, Development and Regulatory Affairs of OraVax, Inc. from December 1993 to January 1997. From May 1986 to November 1993, he was Senior Vice President, Medical and Regulatory Affairs of XOMA Corporation and before that was Director of the Division of Biological Investigational New Drugs of the Center for Biologics Evaluation and Research of the Food and Drug Administration. Dr. Ackerman was founding President and Chief Executive Officer of Cyclis Pharmaceuticals, Inc., a cancer therapeutics company, from its inception in October 2001 until September 2003, when it was acquired by ArQule, Inc. From November 2003 through Panacos’ merger with Vitex in March 2005, Dr. Ackerman had been Chairman and Interim Chief Executive Officer of Panacos. See “Certain Relationships and Related Party Transactions.”

Joseph M. Limber, age 52, has served as a director since February 2001. Since January 2004, Mr. Limber has been President and Chief Executive Officer at Prometheus Laboratories, Inc., a specialty pharmaceutical company committed to developing new ways to help physicians individualize patient care. From February 2003 to June 2003 Mr. Limber was a consultant and interim Chief Executive Officer for Deltagen, Inc., a provider of drug discovery tools and services to the bio pharmaceutical industry. Mr. Limber was a director at ACLARA BioSciences, Inc., a developer of assay technologies and lab-on-a-chip systems for life science research from 1998 to 2003. From 1998 to 2002, Mr. Limber was the President and Chief Executive Officer of ACLARA

BioSciences, Inc. From 1996 to 1998, Mr. Limber was the President and Chief Operating Officer of Praecis Pharmaceuticals, a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to this position, he served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. Mr. Limber also held management positions in marketing and sales with Syntex Corporation from 1987 to 1992 and with Ciba-Geigy Corporation from 1975 to 1987. Mr. Limber holds a B.A. from Duquesne University.

R. John Fletcher, age 59, has served as a director since March 2005. Mr. Fletcher is a founder and Chief Executive Officer of Fletcher Spaght, Inc., a Boston management consulting firm specializing in strategic development for high technology and healthcare companies. He is also managing partner of Fletcher Spaght Ventures, a venture capital fund. Prior to founding his firm in 1983, Mr. Fletcher was a senior member of The Boston Consulting Group where he managed engagements relating to corporate and business unit strategies. While at BCG, Mr. Fletcher’s clients included many mature industries, as well as healthcare and high technology. Before joining The Boston Consulting Group, Mr. Fletcher taught international business at The Wharton School, University of Pennsylvania. Earlier, Mr. Fletcher was a captain and jet pilot in the US Air Force. He holds an MA in finance earned at The Wharton School, an MBA from Southern Illinois University, and a BA from George Washington University. Mr. Fletcher is a member of the board of directors of AutoImmune Inc., Spectranetics, Inc., and Axcelis Technologies, Inc, all of which are public companies. He is also on the board of advisors of Thayer School of Engineering of Dartmouth College, Children’s Hospital Boston, School of Government and Business of George Washington University, the Photonics Center of Boston University, and the Commonwealth Institute.

(b)	Identification of Executive Officers.

Management

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. We currently have no executive officers who are not also directors of our company. Thomas T. Higgins served as our Chief Financial Officer and Executive Vice President, Operations from June 1998 until his resignation in January 2005.

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

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A.

(f)	Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)	Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert.

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

(j)	Procedures for Stockholder Nominations to our Board of Directors.

No material changes to the procedures for nominating directors by our stockholders were made in 2004.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all Vitex employees, including our chief executive and financial officers. This document has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 28, 2002 as filed on March 26, 2003. You can access the 10-K from our website at www.vitechnologies.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

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

Based solely on our review of the copies of such forms received or written representations from certain reporting persons, we believe that, during Fiscal Year 2004 all of the filing requirements under Section 16(a) applicable to our directors, executive officers and ten percent holders were met.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities or accrued for the fiscal years ended December 31, 2004, December 27, 2003 and December 28, 2002 to our Chief Executive Officer during the most recently completed fiscal year-end and to the other person who served as our executive officer at December 31, 2004 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2004 (together being hereinafter referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Annual Compensation ($)(1)	Securities Underlying Options (#)(4)
John R. Barr President and Chief Executive Officer	2004 2003 2002	$427,533 415,291 391,765	— — —	— — —	— 71,762 7,500	(3) (2)

Thomas T. Higgins(5) Executive Vice President, Operations and Chief Financial Officer	2004 2003 2002	275,986 268,221 255,680	— — —	— — —	— 36,500 7,500	(3) (2)

(1)	Excludes perquisites and other personal benefits, securities or property which, in the aggregate, are less than the lesser of $50,000 or ten percent (10%) of the total of the annual salary and bonus reported for the Named Executive Officer for the year.
(2)	These stock options were granted under the 1998 Equity Plan, which is administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in four equal annual installments on the first four anniversaries of the date of grant, and expire ten years from the date of grant.
(3)	These stock options were granted under the 1998 Equity Plan and the 1999 Supplemental Stock Option Plan, which are administered by the Compensation Committee. These options have an exercise price equal to fair market value on the date of the grant, vest in three equal installments on the date of grant and on the first two anniversaries of the date of grant, and expire ten years from the date of grant.
(4)	The numbers of securities underlying options reflect a 1-for-10 reverse split of our common stock effected on March 14, 2005.
(5)	Mr. Higgins resigned from his position with the Company in January 2005.

OPTION GRANTS IN LAST FISCAL YEAR

There were no grants of options to purchase common stock made to any Named Executive Officer during Fiscal Year 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Presented below is information about the number and value of unexercised stock options to purchase our common stock held by each Named Executed Officer as of December 31, 2004. No Named Executive Officers exercised any options in Fiscal Year 2004.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(1) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(2)
John R. Barr	113,979/29,546	—/—
Thomas T. Higgins	55,833/17,167	—/—

(1)	The numbers of securities underlying options reflect a 1-for-10 reverse split of our common stock effected on March 14, 2005.
(2)	Based on the difference between the option exercise price and the closing price per share of the underlying common stock on the Nasdaq National Market on December 31, 2004, which closing price was $0.65. In each case, the option exercise price was greater than the closing price per share of the common stock on December 31, 2004.

COMPENSATION OF DIRECTORS

Mr. Tendler, who resigned from our Board in March 2005, received $25,000 for his services as Chairman of our Executive Committee during Fiscal Year 2004. Messrs. Hayward-Surry, Limber and Lerner each received $15,000 for their services as directors. Dr. Platika, who resigned from our Board in March 2005, also received $15,000 for his service as director. Mr. Hayward-Surry also received $5,000 in Fiscal Year 2004 for his services as Chairman of the Audit Committee. Mr. Lerner also received $2,000 in Fiscal Year 2004 for his services as Chairman of the Compensation Committee. Each of the Board members also received $2,000 for each meeting of the Board that they attended. If an Audit Committee meeting occurred on days other than when a Board meeting took place, Audit Committee members received $1,500 for each meeting attended. Members of the Compensation Committee received $1,000 per meeting.

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

Pursuant to the 1998 Director Stock Option Plan, Messrs. Hayward-Surry, Tendler, Lerner and Limber and Drs. Ackerman, Charpie and Platika each received an automatic annual option grant on December 27, 2004 to purchase 2,000 shares of common stock.

On March 11, 2005, Dr. Herbert Hooper, Mr. Eric Linsley and Mr. R. John Fletcher joined our Board, replacing Mr. Tendler and Dr. Platika. Dr. Hooper joined the Nominating Committee. The Compensation Committee provided for full vesting of unvested options to purchase 2,000 shares of our common stock for each of Dr. Platika and Mr. Tendler as of March 11, 2005. These options otherwise would have vested on December 27, 2005. Furthermore, the Compensation Committee extended the expiration date of these options held by Dr. Platika and Mr. Tendler from October 11, 2005 to March 11, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Lerner, Limber and Linsley. No member of the Compensation Committee has at any time been an officer or employee of our company. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of our shares of common stock as of April 26, 2005: (i) by each person (or group of affiliated persons) who we know to own beneficially more than five percent of our outstanding shares of common stock; (ii) by the individual who served as our chief executive officer during the fiscal year ended December 31,2004; (iii) by the executive officers other than the chief executive officer who earned more than $100,000 in the fiscal year ended December 31, 2004 and who were employed by us on December 31, 2004; (iv) by each of our directors; and (v) by all of our current directors and executive officers as a group. As of April 26, 2005, we had 38,195,110 shares of common stock outstanding. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner*	Beneficially Owned Shares Number(1)	Percent of Class
5% Stockholders

Ampersand Funds(2) 55 William Street, Suite 240 Wellesley, MA 02481	10,155,705	26.1%

Great Point Partners LLC(3) 2 Pickwick Plaza, Suite 450 Greenwich, CT 06870	8,613,557	21.1%

A.M. Pappas & Associates(4) Emerging Technologies Center 7030 Kit Creek Road Research Triangle Park, NC 27709	5,824,220	15.2%

Mitsui & Co. Venture Partners, Inc.(5) 200 Park Avenue New York, New York 10166	2,224,241	5.8%

Novo A/S Krogshoejvej 41 DK 2880 Bagsvaerd, Denmark	2,139,894	5.6%

Named Executive Officers and Directors
Richard A. Charpie(6)	10,174,282	26.2%
Eric Linsley(7)	5,825,440	15.2%
R. John Fletcher(8)	797,500	2.1%
Samuel K. Ackerman, M.D.(9)	417,797	1.1%
John R. Barr(10)	142,901	** %
Irwin Lerner(11)	6,628	** %
Joseph M. Limber(12)	3,080	** %
Thomas T. Higgins(13)	1,678	** %
Jeremy Hayward-Surry(14)	1,180	** %
Herbert Hooper(15)	—	—%

All current directors and executive officers as a group (9 persons)(16)	17,368,808	43.8%

*	Address provided for beneficial owners of 5% or more of the outstanding common stock only.
**	Indicates less than one percent.
(1)

Beneficial ownership of common stock is determined in accordance with the rules of the Securities and Exchange Commission, and includes shares for which the holder has sole or shared voting or investment power. Shares of our common stock subject to options currently exercisable or which become exercisable within 60 days of April 26, 2005 are deemed to be beneficially owned by the person holding such options and outstanding and, in accordance with the rules of the Securities and Exchange Commission, are included for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 9,109,962 shares of common stock and warrants exercisable for 650,475 shares of common stock held by Ampersand 1999 Limited Partnership (“AMP-99”), 185,915 shares of common stock and warrants exercisable for 13,275 shares of common stock held by Ampersand 1999 Companion Fund Limited Partnership (“AMP-99 CF”), 193,333 shares of common stock held by Ampersand 1995 Limited Partnership (“AMP-95”) and 2,745 shares of common stock held by Ampersand 1995 Companion Fund Limited Partnership (“AMP-95 CF”). AMP-99 Management Company Limited Liability Company is the general partner of AMP-99 and AMP-99 CF. AMP-95 Management Company Limited Liability LLP (“AMP-95 MCLP LLP”) is the general partner of AMP-95 Management Company Limited Partnership, which itself is the general partner of both AMP-95 and AMP-95 CF and has voting and investment control over the shares held by those two entities. Richard A. Charpie, a member of our Board of Directors, is the Principal Managing Member of AMP-99 Management Company Limited Liability Company and the Managing Partner of AMP-95 MCLP LLP. Dr. Charpie disclaims beneficial ownership of shares held by any of the above-listed entities, except to the extent of his pecuniary interest therein.
(3)	Consists of 3,082,884 shares of common stock and warrants exercisable for 1,387,298 shares of common stock held by Biomedical Value Fund, L.P., 2,795,000 shares of common stock and warrants exercisable for 1,257,750 shares of common stock held by Biomedical Offshore Value Fund LLC and 62,500 shares of common stock and warrants exercisable for 28,125 shares of common stock held by Jeffrey R. Jay, the managing member of Great Point Partners, LLC, investment advisor to the two funds above.
(4)	Consists of 5,787,609 shares of common stock and warrants exercisable for 28,125 shares of common stock held by A.M. Pappas Life Science Ventures I, L.P. and 3,963 shares of common stock held by A.M. Pappas Life Science Ventures I, L.P.’s general partner, AMP&A Management, LLC. AMP&A Management, LLC is managed by A.M. Pappas & Associates, LLC (“AMP&A”). AMP&A may be deemed a beneficial owner of these securities. Also consists of 4,523 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005, held directly by AMP&A.
(5)	Consists of 1,100,999 shares of common stock held by Mitsui & Co. (U.S.A.), Inc., 1,100,999 shares of common stock held by MCVP Holding, Inc. and 22,243 shares of common stock held by Mitsui &Co. Venture Partners, Inc. Mitsui & Co. (U.S.A.), Inc. MCVP Holding, Inc., and Mitsui & Co. Venture Partners, Inc. are partners in Mitsui & Co. Venture Partners II, L.P.
(6)	Consists of shares described in note (2) of which Dr. Charpie may be considered the beneficial owner, 9,203 shares of common stock directly owned by Dr. Charpie, 6,674 shares of common stock held by Ampersand Venture Management Trust (as successor to Ampersand Venture Management LLC), and 2,700 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005. Dr. Charpie is the sole member of Ampersand Venture Management 2003 LLC, which is the sole holder of shares of beneficial interest of Ampersand Venture Management Trust. Dr. Charpie disclaims beneficial ownership of the shares described in note (2), except to the extent of his pecuniary interest therein. Dr. Charpie has assigned the economic benefits of his stock options noted above to AMP-95 and AMP 95-CF described in note (2).
(7)	Consists of shares described in note (4) of which Mr. Linsley may be considered the beneficial owner and 1,220 shares of common stock directly owned by Mr. Linsley. Mr. Linsley disclaims beneficial ownership of the shares described in note (4), except to the extent of his pecuniary interest therein.
(8)	Consists of 500,000 shares of common stock and warrants exercisable for 225,000 shares of common stock held by Fletcher Spaght Ventures, LP and 50,000 shares of common stock and warrants exercisable for 22,500 shares of common stock held by Fletcher Spaght Venture Partners LLC. Mr. Fletcher is the Chief Executive Officer of Fletcher Spaght, Inc. Mr. Fletcher disclaims beneficial ownership of shares held by any of these entities, except to the extent of his pecuniary interest therein.
(9)	Consists of 42,863 shares of common stock owned directly by Dr. Ackerman, 1,471 shares of common stock of which Dr. Ackerman may be considered the beneficial owner, as the securities are owned by his dependents, and 373,463 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005.

(10)	Consists of 1,254 shares of common stock and 141,647 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005.
(11)	Consists of 3,258 shares of common stock and 3,370 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005.
(12)	Consists of 980 shares of common stock and 2,100 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005.
(13)	Mr. Higgins in not employed by Vitex since January 2005.
(14)	Consists of 980 shares of common stock and 200 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005.
(15)	Dr. Hooper has no shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005. Dr. Hooper has assigned the economic benefits of his outstanding stock options to AMP-99 and AMP 99-CF described in note (2).
(16)	Consists of 15,901,430 shares of common stock directly owned, 528,003 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 26, 2005, and warrants exercisable for 939,375 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2004, we recorded the settlement of $5.5 million in outstanding receivables from Precision Pharma Services, Inc., a majority owned affiliate of Ampersand Ventures, in exchange for receiving $1.7 million in cash, plus the return of 4.4 million shares of our common stock with a value of $4.9 million based on the market closing price on the Nasdaq National Market on the date prior to settlement.

On June 2, 2004, we entered into an Agreement and Plan of Merger with Panacos Pharmaceuticals, Inc. The merger agreement was amended on November 5, 2004, November 28, 2004, December 8, 2004 and February 14, 2005. Under the merger agreement, as amended, we issued 227,000,000 (22,747,553, as adjusted for our recent reverse stock split) shares of our common stock at the closing on March 11, 2005. Immediately following the closing of the merger, former Panacos shareholders owned approximately 80.6% of the combined company, before the effect of the shares issued in the financing described below. Prior to the merger, Panacos’ principal business involved the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. Panacos’ proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drugs that inhibit virus maturation, a new drug target discovered by Panacos. As of the effective date of the merger, Herbert Hooper, an affiliate of Ampersand Ventures and a former director of Panacos, and Eric Linsley, an affiliate of A.M. Pappas & Associates, LLC and a former director of Panacos, joined our Board of Directors.

On December 9, 2004, we entered into a Securities Purchase Agreement with a group of investors, including an existing investor in us and Panacos, Ampersand Ventures, and an existing investor in Panacos, A.M. Pappas & Associates, LLC, and several other Panacos investors. The closing of the financing occurred on March 11, 2005. Upon the closing of the financing, Vitex issued 100,000,000 (9,999,998, as adjusted for our recent reverse stock split) shares of its common stock, at a per share price of $0.20 ($2.00 as adjusted for our recent reverse stock split), and warrants to purchase 47,175,000 (4,717,499 as adjusted for our recent reverse stock split) shares of its common stock to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger. As of the closing of the financing, R. John Fletcher, an affiliate of the Fletcher Spaght entities, which invested in the financing, joined our Board of Directors.

As of April 26, 2005, Ampersand Ventures owned 26.1% of our outstanding stock, as described in Note 2 to the Security Ownership of Certain Beneficial Owners and Management table. Dr. Charpie, our director, is a general partner of Ampersand and managing general partner of various Ampersand funds (as more fully described in Note 2 to the Security Ownership of Certain Beneficial Owners and Management table). As of

April 26, 2005, Dr. Charpie may be considered a beneficial owner of 26.2% of our outstanding stock, including shares owned directly and shares issuable upon the exercise of outstanding options.

As of April 26, 2005, A.M. Pappas & Associates owned 15.2 % of our outstanding stock, as described in Note 4 to the Security Ownership of Certain Beneficial Owners and Management table. Mr. Linsley, our director, is a partner of A.M. Pappas & Associates. As of April 26, 2005, Mr. Linsley may be considered a beneficial owner of 15.2% of our outstanding stock, including shares owned directly and shares issuable upon the exercise of outstanding options.

As of April 26, 2005, Mr. Fletcher and Dr. Hooper may be considered a beneficial owner of 2.1% and 0%, respectively, of our outstanding stock, including shares owned directly and shares issuable upon the exercise of outstanding options.

We entered into a consulting agreement in October 2000 with Dr. Ackerman. Under the terms of this agreement, which renewed annually, Dr. Ackerman received a total of $100,000 per annum for his consulting services. The consulting agreement was amended in 2004 and, under the amended terms, Dr. Ackerman received a total of $173,333 for his consulting services in Fiscal Year 2004. On March 11, 2005, the Company merged with privately-held Panacos Pharmaceuticals, Inc. In accordance with the terms of the merger, as of the effective date of the merger, Dr. Ackerman, the Chairman of the Board and Interim Chief Executive Officer of Panacos and the Chairman of the Board of Vitex became the Chief Executive Officer of Vitex. Dr. Ackerman owns 1.1% of the outstanding Vitex stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2004 and December 27, 2003, fees for services provided by KPMG LLP, our independent registered public accounting firm, were as follows:

	Year Ended
	December 31, 2004	December 27, 2003
Audit Fees(1)	$253,134	$82,366
Audit-Related Fees(2)	10,875	32,250
Tax Fees(3)	—	4,750
All Other Fees	—	—

Total	$264,009	$119,366

(1)	Audit Fees consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consisted of fees billed for due diligence procedures or for accounting research performed.
(3)	Tax Fees consisted of fees billed for tax review and compliance services.

The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by KPMG LLP was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

As discussed in the Audit Committee Charter, the Audit Committee requires the pre-approval of any audit or non-audit engagement of KPMG LLP. In the event that we wish to engage KPMG LLP to perform accounting, technical, diligence or other permitted services not related to the services performed by KPMG LLP as our independent registered public accounting firm, management of the company summarizes for the Audit

Committee the proposed engagement, the nature of the engagement and the estimated cost of the engagement. This information is reviewed by our Audit Committee, who evaluates whether the proposed engagement will interfere with the independence of KPMG LLP in the performance of its auditing services. For 2004, all audit and non-audit services were approved by the Audit Committee prior to the commencement of such work by KPMG LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(c)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Under Section 302. Filed herewith.

31.2	Certification of Acting Chief Financial Officer Under Section 302. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of April 2005.

V. I. TECHNOLOGIES, INC.

By:	/s/ SAMUEL K. ACKERMAN, M.D.
Samuel K. Ackerman, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. BARR John R. Barr	President and Director (Acting Principal Financial Officer)	April 26, 2005

/s/ SAMUEL K. ACKERMAN, M.D. Samuel K. Ackerman, M.D.	Chief Executive Officer and Chairman of the Board of Directors	April 26, 2005

/s/ RICHARD A. CHARPIE Richard A. Charpie	Director	April 26, 2005

/s/ JEREMY HAYWARD-SURRY Jeremy Hayward-Surry	Director	April 26, 2005

/s/ IRWIN LERNER Irwin Lerner	Director	April 26, 2005

/s/ JOSEPH M. LIMBER Joseph M. Limber	Director	April 26, 2005

/s/ HERBERT H. HOOPER Herbert H. Hooper	Director	April 26, 2005

/s/ R. JOHN FLETCHER R. John Fletcher	Director	April 26, 2005

/s/ ERIC W. LINSLEY Eric W. Linsley	Director	April 26, 2005

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Under Section 302. Filed herewith.

31.2	Certification of Acting Chief Financial Officer Under Section 302. Filed herewith.