Form 10-Q
period 2005-03-31
V I TECHNOLOGIES INC
filed 2005-05-13
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 12, 2005:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	39,426,045

V. I. TECHNOLOGIES, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (Unaudited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and for the period from September 29, 1999 (inception) to March 31, 2005 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity for the period from September 29, 1999 (inception) to March 31, 2005 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and for the period from September 29, 1999 (inception) to date as of March 31, 2005 (Unaudited)	6

	Notes to consolidated financial statements	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	30

Item 4.	Submission of Matters to a Vote of Security Holders	30-31

Item 6.	Exhibits	31

SIGNATURES		32

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,045	$4,879
Restricted cash	250	—
Other receivables, net	467	280
Prepaid expenses and other current assets	753	62

Total current assets	21,515	5,221

Property and equipment, net	3,074	310
Intangible asset, net	1,385	—
Restricted cash	546	125
Other assets, net	313	675

Total assets	$26,833	$6,331

LIABILITIES, REDEEMABLE PREFERRED STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,665	$2,614
Capital lease obligation, current	6	7
Current portion of notes payable and advances	1,319	122

Total current liabilities	7,990	2,743

Notes payable, less current portion	4	30
Capital lease obligation, less current portion	—	5
Deferred rent	88	81

Total liabilities	8,082	2,859

Warrants to purchase Redeemable Series B Preferred Stock	—	22
Redeemable Series C Preferred Stock, $0.001 per share, 24,138 shares authorized, no shares issued and outstanding at March 31, 2005, and 24,138 shares outstanding at December 31, 2004	—	19,199

Redeemable Series B Preferred Stock, $0.001 par value per share, 10,115 shares authorized; no shares issued and outstanding at March 31, 2005, and 7,392 shares issued and outstanding at December 31, 2004	—	10,697

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; authorized 1,000 shares at March 31, 2005; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 550,000 shares; issued 38,633 shares and outstanding 38,195 shares at March 31, 2005; authorized 15,000 shares, 1,453 shares issued and outstanding at December 31, 2004	386	15
Additional paid-in capital	80,984	426
Deferred compensation	(784)	(1,790)
Treasury stock, 438 shares, at par value	(4)	—
Deficit accumulated during the development stage	(61,831)	(25,097)

Total stockholders’ equity (deficit)	18,751	(26,446)

Total liabilities, redeemable preferred stock and warrants, and stockholders’ equity (deficit)	$26,833	$6,331

See accompanying notes to the unaudited consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Period from September 29, 1999 (inception) to March 31, 2005
	March 31, 2005	March 31, 2004
Revenues:
Research funding	$453	$224	$4,581
Operating expenses:
Research and development	4,290	1,499	27,591
General and administrative	1,371	402	6,549
In-process research and development	19,417	—	19,417
Impairment charge	12,123	—	12,123

Total operating expenses	37,201	1,901	65,680

Loss from operations	(36,748)	(1,677)	(61,099)

Interest (income) expense, net	(27)	118	83
Other expense (income)	(22)	—	(22)

Net loss	(36,699)	(1,795)	(61,160)

Accretion of preferred stock dividends	—	244	4,050

Net loss available to common stockholders	$(36,699)	$(2,039)	$(65,210)

Basic and diluted net loss per share	$(3.66)	$(4.66)

Weighted average shares used in calculation of basic and diluted net loss per share	10,027	438

See accompanying notes to the unaudited consolidated financial statements.

V.I. Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders' (Deficit) Equity

For the Period from September 29, 1999 (inception) to March 31, 2005

(in thousands, except per share date)

(Unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	(3,453)	(2,682)
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

V.I. Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders' (Deficit) Equity

For the Period from September 29, 1999 (inception) to March 31, 2005

(in thousands, except per share date)

(Unaudited)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	(13,045)	(13,040)

Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(47)	—	—	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,925)	—	—	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	426	(1,790)	(25,097)	(26,446)

Exercise of stock options	—	—	—	—	—	—	3	—	—	—	—	—	—	—
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	(10)
Acquisition of Vitex	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,177	271	438	(4)	62,737	(30)	—	62,974
Issuance of common stock on March 11; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,118	—	—	18,218
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	129	1,036	—	1,165
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,699)	(36,699)

Balance at March 31, 2005	—	$—	—	$—	—	$—	38,633	$386	438	$(4)	$80,984	$(784)	$(61,831)	$18,751

See accompanying notes to the unaudited Consolidated Financial Statements

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended		Period from September 29, 1999 (inception) to March 31, 2005
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(36,699)	$(1,795)	$(61,160)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	19,417	—	19,417
Impairment charge	12,123	—	12,123
Non-cash operating expenses	—	—	1,052
Depreciation and amortization	73	19	357
Amortization of deferred financing costs	1	1	178
Amortization of deferred stock compensation	1,166	1	1,773
Gain on disposal of fixed assets	3	—	3
Changes in operating accounts, net of acquisition:
Other receivables, net	33	67	(247)
Prepaid expenses and other current assets	(127)	(88)	(189)
Other assets	—	10	(144)
Accounts payable and accrued expenses	305	334	3,004
Deferred rent	7	5	88

Net cash used in operating activities	(3,698)	(1,446)	(23,745)

Cash flows from investing activities:
Cash acquired through merger, net of cash paid	556	—	25
Additions to property and equipment	(21)	(33)	(506)
Restricted cash	174	—	49

Net cash provided by (used in) investing activities	709	(33)	(432)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	8,917	23,076
Proceeds from issuance of common stock, net	18,218		18,218
Proceeds from exercise of stock options	—	—	30
Proceeds from borrowings on notes payable	88	500	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Repayment on advances, notes payable, and capital lease obligations	(151)	(550)	(1,124)

Net cash provided by financing activities	18,155	8,867	44,222

Net increase (decrease) in cash and cash equivalents	15,166	7,388	20,045
Cash and cash equivalents, beginning of period	4,879	477	—

Cash and cash equivalents, end of period	$20,045	$7,865	$20,045

See accompanying notes to the unaudited consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. (“Panacos”) and V.I. Technologies, Inc. ( “Vitex”) entered into a merger agreement, subsequently amended on November 5, November 28, and December 8, 2004 and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Vitex and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Vitex, while the historical results of Panacos are reflected in the results of the combined company (the “Company”).

Panacos’ principal business involves the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. Panacos’ proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drug candidates that inhibit virus maturation, a new drug target discovered by Panacos.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2005, has an accumulated deficit of $61.8 million. Management believes that its cash on hand at the end of the first quarter of $20.0 million will be sufficient to support the Company’s operations into the fourth quarter of 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto of Panacos for the years ended December 31, 2004, 2003 and 2002 which are included in the Company’s final form of prospectus filed under Rule 424(b)(1) as filed with the Securities and Exchange Commission on March 28, 2005. Additional information can also be found in the consolidated financial statements and footnotes thereto included in Vitex’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 3, 2005.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and planned principal operations.

Revenue Recognition

The Company recognizes revenues under research collaborations, including grants received from the government, as the research costs eligible for reimbursement under the collaboration agreements are incurred. Research funding includes grants received from the National Institutes of Health plus pass-through funding from the University of North Carolina in the combined amount of $453,000 and $224,000 for the three months ended March 31, 2005, and March 31, 2004, respectively.

Intangible Asset

The intangible asset is comprised of workforce recorded through the acquisition of Vitex and is amortized over its estimated useful life of four years. At March 31, 2005, the workforce gross carrying value was $1,400,000 less accumulated amortization of $15,000. Amortization expense was $15,000 for the three months ended March 31, 2005. In each of the next four years, amortization expense is estimated to be approximately $350,000 per annum.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, dilutive net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. (in thousands)

	March 31,
	2005	2004
Common stock options	3,605	643
Common stock warrants	5,433	23
Unvested restricted common stock	50	—

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. The Company recorded approximately $1.0 million in stock compensation expense during the first quarter of 2005 due to accelerated vesting of stock options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. (in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss
As reported	$(36,699)	$(1,795)
Add: Stock-based compensation expense determined under the fair value method	(1,542)	(3)
Deduct: Stock-based compensation expense included in reported net loss	1,166	1

Pro forma	$(37,075)	$(1,797)

Basic and diluted net loss per share:
As reported	$(3.66)	$(4.10)
Pro forma	$(3.70)	$(4.10)

Equity instruments issued to nonemployees are accounted for in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements –

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations.

Reclassifications

Certain prior period balances have been reclassified to conform with 2005 financial statement presentation.

2.	Merger

On June 2, 2004, Panacos and Vitex entered into a merger agreement, subsequently amended on November 5, November 28, and December 8, 2004, and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Vitex and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under terms of the transaction, Vitex issued 22.7 million shares of its common stock (as adjusted for Vitex’s recent 1:10 reverse stock split) for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Vitex, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million (as adjusted for its recent reverse stock split) shares of Vitex common stock outstanding, and the outstanding Vitex options and warrants, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 6.75275 (0.67528 as adjusted for the Company’s recent reverse stock split) shares of Vitex common stock.

In addition, each Panacos stock option and warrant that was outstanding on the closing date was converted to a Vitex option or warrant respectively, by multiplying the Panacos options and warrants by the same ratio described above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options and warrants is subject to the same terms and conditions that were in effect for the related Panacos options and warrants, respectively. Further, as a result of the merger, options to purchase an aggregate of 2.0 million shares of Panacos common stock that were held by officers and directors of Panacos immediately vested (see Note 5).

Merger Purchase Price

The consolidated financial statements reflect the merger of Panacos with Vitex as a reverse merger wherein Panacos is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, Vitex’s 5.5 million (as adjusted for its recent reverse stock split) outstanding shares of common stock and its stock options and warrants were valued using the average closing price on Nasdaq of $5.80 (as adjusted for its recent reverse stock split) per share for the two days prior to through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the Vitex outstanding stock options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $5.80 (as adjusted for the recent reverse stock split), which is the value ascribed to the Vitex shares in determining the purchase price; volatility of 60%-72%; risk-free interest rate of 2.60%-4.03%; and an expected life of 0.1 years-4.0 years.

The purchase price is summarized as follows (in thousands):

Fair value of Vitex outstanding common stock	$31,596
Fair value of Vitex outstanding stock options	122
Fair value of Vitex outstanding warrants	906
Estimated merger costs	1,160
33,784
Less: Amount related to unvested stock options and restricted stock allocated to deferred compensation, based on implicit value of unvested Vitex stock options and restricted stock.	(31)

Total purchase price	$33,753

Merger Purchase Price Allocation

The purchase price allocation is as follows (in thousands):

Fair value of in-process research and development costs	$19,417
Fair value of intangible asset – workforce	5,437
Tangible assets acquired, including $610 in cash and cash equivalents	14,909
Liabilities assumed	(6,010)

Net assets acquired	$33,753

For accounting purposes, the transaction is being treated as an acquisition of assets and not a business combination because Vitex did not meet the definition of a business under EITF 98-3, Determination Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because Vitex is not considered a “business” as defined by the applicable accounting rules, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

The estimated fair value and the recorded fair value of the net assets acquired is as follows:

(in thousands)

	Initial Fair Value	Recorded Fair Value
Net liabilities assumed, excluding long-lived assets	$(1,991)	$(1,991)
Intangible asset – workforce	1,400	5,437
Property and equipment	2,804	10,890
In-process research and development costs	5,000	19,417
Excess purchase price	26,540	—

Net assets acquired	$33,753	$33,753

The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and has no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a Vitex system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train the Vitex employees.

3.	Equity

Private Placement

On December 9, 2004, Vitex entered into a Securities Purchase Agreement with a group of investors, including Ampersand Ventures, an existing investor in Vitex and Panacos, and A.M. Pappas & Associates, LLC, an existing investor in Panacos and other Panacos investors. The closing of the $20 million financing was subject to the completion of the merger with Panacos. Upon the closing of the financing on March 11, 2005, the Company issued 10.0 million, shares of its common stock (as adjusted for its recent reverse stock split), at a per share price of $2.00 (as adjusted for its recent reverse stock split), and warrants to purchase 4.7 million shares of its common stock (as adjusted for its recent reverse stock split) to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger. In connection with the private placement, the Company filed a registration statement relating to the resale of the common stock sold in the private placement on April 4, 2005. In connection with the financing, the Company incurred approximately $1.8 million in transaction costs.

Reverse Split

At the close of business on March 14, 2005, the Company effected a 1-for-10 reverse split of its common stock, and shares began trading on a post-split basis on March 15, 2005. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.01. All share and per share amounts have been restated for all periods presented.

Rights Offering

On March 28, 2005, the SEC declared effective a registration statement for the offering of the Company’s common stock with a maximum value of $5.5 million through the distribution of subscription rights to Vitex’s stockholders. Under the terms of the rights offering, Vitex’s stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.7 million shares of its common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. The Company issued 1.2 million shares of its common stock, at a per share price of $2.00 to the investors in the rights offering. Under the terms of the Securities Purchase Agreement, the Company’s stockholders, Ampersand and A.M. Pappas and Associates, LLC, were contractually obligated to refrain from exercising their subscription rights in the rights offering. At March 31, 2005, the Company had deferred offering costs of $254,000 that were included in other assets on the Consolidated Balance Sheet.

Redeemable Preferred Stock

In March and April 2004, Panacos issued approximately 20.0 million shares of Series C Redeemable Preferred Stock at $0.759 per share for gross cash proceeds of approximately $15.2 million. The Company also issued 4.1 million shares of Series C Redeemable Preferred Stock valued at $0.759 per share in satisfaction of principal of $3 million and related accrued interest of approximately $0.1 million on convertible secured notes payable held by certain stockholders. On March 11, 2005, the Panacos Series C Redeemable Preferred Stock were exchanged for 16.3 million shares of Vitex common stock as a result of the merger.

Dividends were cumulative and accrued on each outstanding share of Series C Redeemable Preferred Stock at 8% per annum. Upon the conversion of the Series C Redeemable Preferred Stock into common stock the accrued and unpaid dividends of $1.4 million on the Series C Redeemable Preferred Stock were not payable and thus were recorded to additional paid-in capital upon the merger with Vitex on March 11, 2005.

In November 2000, the Company issued approximately 2.7 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of approximately $3.0 million. In January 2001, the Company issued 0.2 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of $0.3 million. In January 2002, the Company issued 4.5 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of $5.0 million. On March 11, 2005, the shares of Panacos Series B Redeemable Preferred Stock were exchanged for 5.0 million shares of Vitex common stock as a result of the merger.

Dividends were cumulative and accrued on each outstanding share of Series B Redeemable Preferred Stock at 8% per annum. Upon the conversion of the Series C Redeemable Preferred Stock into common stock the accrued and unpaid dividends of $2.6 million on the Series B Redeemable Preferred Stock were not payable and thus recorded to additional paid-in capital upon the merger with Vitex on March 11, 2005.

Series A Preferred Stock

In January 2000, Panacos, issued 1.5 million shares of Series A Preferred Stock in exchange for technology developed by Boston Biomedica, Inc., valued at $50,000. The technology was transferred at Boston Biomedica Inc.’s historical cost.

In conjunction with the Series C Redeemable Preferred Stock offering in 2003 discussed above, Panacos amended and restated its certificate of incorporation. This amendment included a mandatory conversion provision of the Series A Preferred Stock should the Series A Preferred Stockholder choose not to purchase its pro-rata share of a qualified financing. The Series C Redeemable Preferred Stock offering met the threshold of a qualified financing. The Series A Preferred Stockholder elected not to participate in this financing; therefore this stock was converted, on a one for one basis, to common stock.

4.	Impairment of Long-Lived Assets

On March 11, 2005, the Company recorded an impairment charge of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances, respectively. Upon the completion of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the carrying value of its long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce and therefore wrote down the carrying value of the assets to their estimated fair values.

5.	Potential Stock Compensation Charge

On March 11, 2005, in connection with the merger between Vitex and Panacos, 57% of Panacos unvested employee stock options accelerated. Under FASB Interpretation No. 44, the modification to accelerate vesting effectively renews an award if, absent the modification, the award would have expired unexercisable. The acceleration of the options results in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $8.5 million will only be recognized for those employees who are able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to employees. The potential stock compensation charge will reduce over time, through June 2007 the date all options would have been 100% vested had they not been accelerated. A non-cash charge will only occur in the period in which an “accelerated” employee’s employment is terminated.

6.	INACTINE™ Update

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was Vitex’s principal development stage program. The INACTINE ™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood.

In November 2004, Vitex suspended enrollment in its Phase III surgical, or acute, study for its lead product candidate, the INACTINE™ red cell system, following identification of an immune response to INACTINE-treated red cells in one patient in the study during ongoing immunologic testing of subjects enrolled in the trial. The suspension in enrollment means that both the Phase III trial of INACTINE™ for acute indications and the Phase III trial of INACTINE™ for chronic indications, described in more detail below, have been halted, in the case of the chronic trial, following a clinical hold by the FDA. Although no clinical consequences of the immune response in the acute trial are apparent based on review of available data, additional patients will not be enrolled in the trial pending full evaluation. Vitex notified the FDA that they had suspended enrollment in the study. Since that time Vitex conducted a series of experiments designed to identify treatment conditions which reduce the likelihood of an immune response that was observed in the Phase III trials. There is no guarantee that we will be able to design a technically and commercially feasible modification to the system such that the FDA will allow the Company to restart clinical trials of the INACTINE system. Vitex’s Phase III chronic study of INACTINE™ red cells was placed on clinical hold by the FDA due to the availability of insufficient safety information, and was subsequently halted by Vitex following a review by an independent data safety monitoring committee, or DSMC, in November 2003. The halting of the study by Vitex was due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ treated red cells. The Phase III trial of INACTINE for chronic indications was designed to be conducted in two sequential parts, Part A and Part B. The purpose of Part A was to allow assessment of the safety of INACTINE™ -treated red cells in the patient population under study prior to proceeding to Part B. Enrollment in the chronic trial was stopped prior to initiation of Part B on the recommendation in November 2003 of the DSMC, which was charged with reviewing the data from Part A of the study, following the FDA’s clinical hold on the trial due to availability of insufficient safety information.

Prior to the suspension of the surgical trial, the FDA had expressed concerns regarding the licensing of the current INACTINE™ system for an acute indication in light of the presence of antibodies observed in the chronic trial, and has requested justification from Vitex for pursuit of an acute-only indication in the context of these findings. The FDA has also indicated that a control system with respect to an acute-only indication would be required to ensure that patients who have previously received red cells treated by the current INACTINE™ system do not receive INACTINE™ red cells in subsequent hospitalizations. Vitex presented proposals to FDA on supplemental clinical trials. However, the FDA has indicated that it will require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials. The occurrence of an immune response in the acute trial and the decision to suspend enrollment in it will require the Company to formulate and present to the FDA a regulatory plan for approval of INACTINE that takes into account all findings to date, which is likely to significantly delay determination of any acceptable regulatory pathway. The FDA has indicated that any such regulatory plan for the acute-only indication must address the development of a control system, as described above. In addition, we believe that modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells will also be required. At this time, we cannot determine the length of time required for us to develop such a regulatory plan, nor can we estimate the length of time required by the FDA to approve such a plan, or whether such a plan will be approved at all. Enrollment in the acute trial will continue to be suspended until such time as a regulatory plan is approved by the FDA and implemented by us, if ever. Prior to the suspension of enrollment in the acute study, the FDA also directed Vitex to implement additional patient safety monitoring procedures in the Phase III acute trial. Vitex implemented these procedures and, until accrual into the trial was suspended, were periodically updating the FDA on the trial data. While the Company believes that the steps taken addressed the FDA recommendations prior to suspending enrollment in the acute trial, further steps could be required by the FDA, should we continue enrollment in this study. Vitex also received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the Phase III chronic study, which had been placed on clinical hold by the FDA due to the availability of insufficient safety information, and subsequently halted by Vitex following a DSMC review. Vitex responded to the FDA’s request.

With the Phase III trial for INACTINE™ in chronic indications halted by Vitex, following the clinical hold by the FDA and the subsequent review by the DSMC, and enrollment suspended in the Phase III trial for INACTINE in acute indications, the Company’s ongoing development plan for INACTINE™ for chronic, acute or other indications is highly uncertain. We cannot ensure that the acute trial will resume or complete enrollment in a timely manner. We have performed preclinical testing on modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells. However, to date we have yet to identify a set of conditions that will result in a reduction in the likelihood of an immunologic response and that is both technically and commercially feasible. There can be no assurance that we will be able to identify a set of conditions that will reduce the likelihood of an immune response that is also technically and commercially feasible. There also can be no assurance that we will be able to develop a control system that will be technically feasible, approved by the FDA, and economically viable. We plan to review our investment in this program on a periodic basis and to explore out licensing of the technology and other alternative methods of funding the program. If we are unable to implement such an alternative, we may decide to further reduce our activities in the INACTINE system, or to terminate the development program for INACTINE entirely. These actions could result in additional restructuring charges, including impairment of our long-lived assets.

7.	Nasdaq Notification

On August 30, 2004, Vitex received notice from the Nasdaq Stock Market, Inc. that the bid price of its common stock had closed below the minimum price of $1.00 per share over the previous 30 consecutive trading days, and that in accordance with Nasdaq Marketplace Rule 4450 (e)(2), Vitex had until March 15, 2005, as extended, to regain its compliance with the minimum bid price requirement set forth in Nasdaq Marketplace Rule 4450 (a)(5). In addition, on November 10, 2004, Vitex reported that it had received a notice from the Nasdaq Stock Market, Inc. that its stockholders’ equity as of September 25, 2004 had fallen below the Nasdaq requirement for continued listing of $10 million.

Vitex requested an extension of the deadline until March 31, 2005 to achieve compliance with the minimum bid price requirement from Nasdaq. As a condition to the closing of the financing with Great Point Partners, LLC, Vitex agreed, subject to stockholder approval, to effect a reverse stock split. On March 10, 2005, Vitex stockholders authorized it’s Board of Directors to effect a reverse stock split of its common stock at a ratio within the range of 1-for-5 to 1-for-20. At the close of business on March 14, 2005, the Company effected a 1-for-10 reverse split of its common stock, and shares began trading on a post-split basis on March 15, 2005. On March 30, 2005, the Company announced that it had received formal notification from the Nasdaq that the Company has regained compliance with the minimum bid and shareholder equity requirements for continued listing on the Nasdaq National Market. This brought the Company into full compliance with these requirements for continued listing. There are no further actions required of the Company.

8.	Legal Proceedings

The following legal proceedings were assumed in connection with Panacos’ merger with Vitex in March 2005.

Red Cell Processing Laboratory

In 2002, Vitex invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, Vitex concluded that the second site was not required. In fiscal year 2003, Vitex recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. Vitex anticipated subleasing the facility under terms similar to its primary lease obligations or reaching a satisfactory lease termination agreement with the landlord. In February 2004, the lease on that facility was terminated by the landlord who retained a twelve-month security deposit posted by Vitex in the amount of $0.17 million, which was charged against a reserve established in fiscal year 2003. In the fourth quarter of 2004, the landlord filed a complaint against

Vitex seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate plus associated costs. While Vitex has received some explanation concerning the landlord’s calculation of damages, including some written documentation, which was recently received, certain damages calculations remain unexplained and/or unsupported by written documentation. The Company is presently seeking to obtain supporting documentation for such calculations, which we continue to dispute. However, based on the evidence provided, namely the landlord’s affidavits, the trial court issued an order preventing the Company from using up to $300,000 of our assets except in the ordinary course of business, and further has allowed an attachment of $250,000 of the Company’s funds as security, included in restricted cash within current assets on the accompanying consolidated balance sheet, for a potential future judgment in the landlord’s favor. The Company is vigorously defending against this claim. At March 31, 2005, the Company believes it has sufficient reserves to cover its litigation of this issue.

Former Employee Suit

In February 2005, Vitex was served with a complaint filed in the United States District Court for the Eastern District of New York by a former employee of the Melville plant which was divested to Precision Pharmaceuticals, Inc. (“Precision”) in August 2001. The complaint alleged that Vitex underpaid overtime pay to this employee while he was employed by Vitex in our Melville plant. On February 18, 2005, we filed a motion to dismiss the claim and, based on a review of the employee’s payroll records, believe that any overtime pay due to this employee would be less than $1,000. On April 5, 2005, the court conditionally denied our motion to dismiss and granted the employee thirty days to file an amended complaint that more clearly specifies the defendants responsible to pay him the overtime he alleges he is owed and the relevant time periods. On May 5, 2005, the employee filed his amended complaint in the United States District Court for the Eastern District of New York against us and Precision. The second amended complaint contains the same claims as the amended complaint. We are currently evaluating the employee’s amended complaints.

Also in February 2005, Vitex was served with a complaint filed in New York State Court by a former employee of the Melville plant. Vitex divested the Melville plant to Precision in August 2001. Precision is also a party to the suit. The suit is a class action in which the lead plaintiff, representing the class, claims Vitex underpaid overtime to employees of the processing plant. Based on the Company’s understanding of the statute of limitations, the period in question for Vitex will be from approximately approximately February 1999 to August 2001, when it divested the plant to Precision. The Complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. We have also filed a motion to dismiss the class action allegations of the complaint. We are in the process of analyzing employee payroll records for the period in question, which, based on the statute of limitations, we believe to be from approximately February 1999 to August 2001, and we intend to contest the claim vigorously. At March 31, 2005, the Company believes it has sufficient reserves to cover its litigation of this issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The Company is a development stage company involved in the discovery and development of the next generation of anti-infective products, focusing on small molecule, antiviral drugs for the treatment of Human Immunodeficiency Virus (HIV) infection and other major viral diseases. We concentrate exclusively on diseases with large markets where there is a clear unmet need for more effective therapies. A major commercial advantage of the HIV market is the potential for rapid clinical development and approval process for new drugs. The total time from initiation of clinical trials to market may be as little as four years, shorter than for many other disease indications. Our focus on small molecule antiviral compounds is the result of our recently completed merger between Vitex and Panacos, a development stage company dedicated to discovering and developing antiviral products based on novel targets in the viral life cycle.

The most urgent need in HIV therapy today is for new treatments that are effective against drug resistant strains of the virus. Drug resistance is a growing problem that occurs when an individual is treated with currently available drugs for an extended period, resulting in the emergence of virus strains that are no longer susceptible to those drugs. Recent studies have found that more than 50% of HIV-infected patients on antiretroviral therapy harbor drug-resistant virus. Furthermore, drug resistant viruses are increasingly being found in newly-infected patients prior to initiating treatment, suggesting that drug resistant strains are also contributing to the spread of the disease.

By targeting different points in the virus life cycle than approved drugs, we believe that our drug candidates may be able to overcome the problem of resistance to current therapies. We are focusing our attention on orally bioavailable, small molecule drugs in two new classes: Maturation Inhibitors and Fusion Inhibitors.

Our scientists identified maturation inhibition as a new target for antiviral intervention. Maturation occurs at the end of a virus life cycle as HIV buds from an infected cell. It involves the processing of a key viral protein called capsid, which is required for the viral core to assemble correctly, thereby allowing the virus to become infectious. Our lead compound, PA-457, is the first in a new class of drugs called maturation inhibitors that are designed to block this process so that, following treatment, virus particles are defective and non-infectious.

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

Our second drug discovery target is the initial step in the virus life cycle, virus fusion to a human cell. Our scientists have developed proprietary fusion drug screening technology and have used this successfully to identify novel HIV fusion inhibitors. These compounds are currently being optimized to generate a drug candidate for clinical testing.

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was Vitex’s principal development stage program. The INACTINE ™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood.

In November 2004, Vitex suspended enrollment in our Phase III surgical, or acute, study for its lead product candidate, the INACTINE™ red cell system, following identification of an immune response to INACTINE-treated red cells in one patient in the study during ongoing immunologic testing of subjects enrolled in the trial. The suspension in enrollment means that both the Phase III trial of INACTINE™ for acute indications and the Phase III trial of INACTINE™ for chronic indications, described in more detail below, have been halted, in the case of the chronic trial, following a clinical hold by the FDA. Although no clinical consequences of the immune response in the acute trial are apparent based on review of available data, additional patients will not be enrolled in the trial pending full evaluation. Vitex notified the FDA that they had suspended enrollment in the study. Since that time Vitex conducted a series of experiments designed to identify treatment conditions which reduce the likelihood of an immune response that was observed in the Phase III trials. There is no guarantee that we will be able to design a technically and commercially feasible modification to the system such that the FDA will allow the Company to restart clinical trials of the INACTINE system. Vitex’s Phase III chronic study of INACTINE™ red cells was placed on clinical hold by the FDA due to the availability of insufficient safety information, and was subsequently halted by Vitex following a review by an independent data safety monitoring committee, or DSMC, in November 2003. The halting of the study by Vitex was due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ treated red cells. The Phase III trial of INACTINE for chronic indications was designed to be conducted in two sequential parts, Part A and Part B. The purpose of Part A was to allow assessment of the safety of INACTINE™ -treated red cells in the patient population under study prior to proceeding to Part B. Enrollment in the chronic trial was stopped prior to initiation of Part B on the recommendation in November 2003 of the DSMC, which was charged with reviewing the data from Part A of the study, following the FDA’s clinical hold on the trial due to availability of insufficient safety information.

Prior to the suspension of the surgical trial, the FDA had expressed concerns regarding the licensing of the current INACTINE™ system for an acute indication in light of the presence of antibodies observed in the chronic trial, and has requested justification from Vitex for pursuit of an acute-only indication in the context of these findings. The FDA has also indicated that a control system with respect to an acute-only indication would be required to ensure that patients who have previously received red cells treated by the current INACTINE™ system do not receive INACTINE™ red cells in subsequent hospitalizations. Vitex presented proposals to FDA on supplemental clinical trials. However, the FDA has indicated that it will require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials. The occurrence of an immune response in the acute trial and the decision to suspend enrollment in it will require the Company to formulate and present to the FDA a regulatory plan for approval of INACTINE that takes into account all findings to date, which is likely to significantly delay determination of any acceptable regulatory pathway. The FDA has indicated that any such regulatory plan for the acute-only indication must address the development of a control system, as described above. In addition, we believe that modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells will also be required. At this time, we cannot determine the length of time required for us to develop such a regulatory plan, nor can we estimate the length of time required by the FDA to approve such a plan, or whether such a plan will be approved at all. Enrollment in the acute trial will continue to be suspended until such time as a regulatory plan is approved by the FDA and implemented by us, if ever. Prior to the suspension of enrollment in the acute study, the FDA also directed Vitex to implement additional patient safety monitoring procedures in the Phase III acute trial. Vitex implemented these procedures and, until accrual into the trial was suspended, were periodically updating the FDA on the trial data. While the Company believes that the steps taken addressed the FDA recommendations prior to suspending enrollment in the acute trial, further steps could be required by the FDA, should we continue enrollment in this study. Vitex also received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the Phase III chronic study, which had been placed on clinical hold by the FDA due to the availability of insufficient safety information, and subsequently halted by Vitex following a DSMC review. Vitex responded to the FDA’s request.

With the Phase III trial for INACTINE™ in chronic indications halted by Vitex, following the clinical hold by the FDA and the subsequent review by the DSMC, and enrollment suspended in the Phase III trial for INACTINE in acute indications, the Company’s ongoing development plan for INACTINE™ for chronic, acute or other indications is highly uncertain. We cannot ensure that the acute trial will resume or complete enrollment in a timely manner. We have begun preclinical testing on modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells. However, to date we have yet to identify a set of conditions that will result in a reduction in the likelihood of an immunologic response and that is both technically and commercially feasible. There can be no assurance that we will be able to identify a set of conditions that will reduce the likelihood of an immune response that is also technically and commercially feasible. There also can be no assurance that we will be able to develop a control system that will be technically feasible, approved by the FDA, and economically viable. We plan to review our investment in this program on a periodic basis and to explore out licensing of the technology and other alternative methods of funding the program. If we are unable to implement such an alternative, we may decide to further reduce our activities in the INACTINE system, or to terminate the development program for INACTINE entirely. These actions could result in restructuring charges, including impairment of our long-lived assets.

We fund our operations primarily through sale of preferred stock, common stock, partner collaborations, research and development grants and debt. Our current cash burn rate following the recent restructuring of operations and the closing of our merger with Panacos Pharmaceuticals, Inc., described below, is approximately $2.0 million to $2.5 million per month. Management believes that its cash on hand at the end of the first quarter of $20 million combined with the proceeds of the rights offering should be sufficient to support the Company’s operations into the first quarter of 2006.

On June 2, 2004, Vitex entered into an Agreement and Plan of Merger with Panacos Pharmaceuticals, Inc. The merger agreement was amended on November 5, 2004, November 28, 2004, December 8, 2004 and February 14, 2005. Under the merger agreement, as amended, Vitex issued 22,747,553 shares of our common stock (as adjusted for our recent reverse stock split), at the closing on March 11, 2005. Immediately following the closing of the merger, former Panacos shareholders owned approximately 80.6% of the combined company, before the effect of the shares issued in the financing described below. Prior to the merger, Panacos’ principal business involved the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. Panacos’ proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drugs that inhibit virus maturation, a new drug target discovered by Panacos.

On December 9, 2004, Vitex entered into a Securities Purchase Agreement with a group of investors, including an existing investor in us and Panacos, Ampersand Ventures, and an existing investor in Panacos, A.M. Pappas & Associates, LLC, and several other Panacos investors. The closing of the financing occurred on March 11, 2005. Upon the closing of the financing, Vitex issued 9,999,998 shares of its common stock (as adjusted for our recent reverse stock split), at a per share price of $2.00 (as adjusted for our recent reverse stock split), and warrants to purchase 4,717,499 shares of our common stock (as adjusted for our recent reverse stock split) to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger.

On March 28, 2005, the SEC declared effective a registration statement for the offering of our common stock with a maximum value of $5.5 million through the distribution of subscription rights to our stockholders. Under the terms of the rights offering, Vitex’s stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2,750,000 shares of our common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. At March 31, 2005, the Company had recorded deferred offering costs of $254,000. The Company issued 1.2 million shares of common stock to those participants who exercised their rights in the offering. Under the terms of the Securities Purchase Agreement, our stockholders Ampersand and A.M. Pappas and Associates, LLC were contractually obligated to refrain from exercising their subscription rights in the rights offering.

At the close of business on March 14, 2005, we effected a 1-for-10 reverse split of our common stock, and shares began trading on a post-split basis on March 15, 2005.

We were organized under the laws of the State of Delaware in December 1992. For accounting purposes, the Company’s financial statements reflect Panacos’ inception to date financial results beginning September 29, 1999. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is www.vitechnologies.com. The contents of our website are not part of this prospectus.

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

Research and Development Revenue and Cost Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition”. We recognize revenue when all terms and conditions of the agreements have been met, including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectibility is reasonably assured.

The Company is reimbursed certain costs incurred on specified research projects under the terms and conditions of grants and awards. The Company records the amount of reimbursement as grant revenue. Provisions for estimated losses on research grant projects and any other contracts are made in the period such losses are determined.

Long-Lived Assets

Our long-lived assets, which consist of property and equipment and an intangible asset, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from 3 to 15 years. We amortize acquired intangible asset (workforce) using the straight-line method over the estimated economic life of 4 years. Determining the lives of our long-lived assets requires us to make significant judgments and estimates, and can materially impact our operating results.

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in our business or industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis, and could result in significantly different asset impairment charges. As discussed in Note 4, we recorded an impairment charge of $12.1 million during the quarter ended March 31, 2005.

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

Acquisitions

We apply purchase accounting in our acquisitions. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

On June 2, 2004, Panacos and Vitex entered into a merger agreement, subsequently amended on November 5, November 28, and December 8, 2004 and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Vitex and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the historical results of Panacos are now reflected in the results of the combined company.

Revenues:

Research Funding

Q1 2005	Q1 2004	Increase/(Decrease)%
$0.5 million	$0.2 million	$0.3 million	102%

Revenues increased in the three months ended March 31, 2005 by 102% to $453,000 from $224,000 in revenues earned during the three months ended March 31, 2004. Approximately $129,000 of the increase resulted from higher grant revenue recognized on the PA-457 program. In the prior year, the grant activity for this program occurred earlier during the grant year, resulting in less revenue during the quarter. Another $126,000 of the increase resulted from a grant relating to the RSV (respiratory syncytial virus) fusion inhibitor that was not in place during the first quarter of 2004. This program funds work in identifying potential drug candidates that will prevent this virus from causing serious respiratory disease in patients, principally the young and elderly.

Costs and Expenses:

Research and Development Costs

Q1 2005	Q1 2004	Increase/(Decrease)%
$4.3 million	$1.5 million	$2.8 million	186%

Total research and development expenses in the three months ended March 31, 2005 increased $2,791,000, or 186%, to $4,290,000 up from $1,499,000 in such costs incurred during the three months ended March 31, 2004. Increased spending on Panacos’ lead compound, PA-457, as it advanced to Phase 2 clinical studies, accounted for $1,638,000 of the increase. Approximately $921,000 of this increase is due to the initiation of long range toxicology studies for PA-457, a requirement for advanced clinical studies. Purchases of drug for use in the Phase 2 clinical studies and development work on a tablet form of the drug contributed $480,000 to the increase in spending for PA-457. The increased spending included additional staff costs, associated supplies and the use of outside consultants. Spending on the development program to develop next generation maturation inhibitor drugs, which have the same mechanism of action as PA-457, and to develop a small molecule drug for HIV that may inhibit the fusion or attachment of the virus to the human cell and therefore may prevent infection, contributed $575,000 to the increased research and development spending. This increased spending is due primarily to the increased use of external contractors to identify and optimize potential drug candidates that the Company may select for further clinical development. The Company also spent $228,000 in research and development costs on the INACTINE program. This spending was primarily focused on completing experiments with the objective of reducing the likelihood of an immunogenic reaction like that observed in the Phase III surgical trial that was stopped by Vitex in November of 2004.

A non-cash stock compensation charge of $710,000 was included in research and development in the first quarter of 2005. Included in the $710,000 as a result of the merger was a non-cash charge of approximately $595,000 for stock compensation, resulting from the acceleration of certain employee options.

Cumulatively, we have invested $27.6 million in research and development of the discovery and development of anti-infective products since the Company’s inception, including the $27.4 million for the development of all antiviral products, including PA-457 and $0.2 million for INACTINE ™ development since March 2005 as a result of the merger.

General and Administrative Expenses

Q1 2005	Q1 2004	Increase/(Decrease)%
$1.4 million	$0.4 million	$1.0 million	241%

General and administrative expenses for the three months ended March 31, 2005 increased $969,000 or 241% to $1,371,000 from $402,000. Approximately $434,000 of the increase is due to adding the public company infrastructure of Vitex as a result of the merger in March 2005. The Company recorded a non-cash stock compensation charge of $455,000 within general and administrative expenses during the first quarter of 2005. The charge included approximately $340,000 for the amortization of deferred stock compensation for employee stock options that were accelerated as a result of the merger.

In-Process Research and Development

In connection with the acquisition of Vitex, the Company recorded an in-process research and development charge of $19.4 million in the three months ended March 31, 2005. The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and has no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a Vitex system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

Impairment Charge

The Company recorded a total impairment charge of $12.1 million consisting of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances, respectively. Upon the completion of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the carrying value of its long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce and therefore wrote down the estimates to the estimated fair values.

Interest Income (Expense), Net

Q1 2005	Q1 2004	Increase/(Decrease)%
$27 thousand	($118 thousand)	$145 thousand	123%

The changes in interest income (expense), net for the three months ended March 31, 2005 were primarily due to reduced debt levels as compared to the three months ended March 31, 2004.

Other (Income)

Q1 2005	Q1 2004	Increase/(Decrease)%
$22 thousand	—	$22 thousand	N/A

For the three months ended March 31, 2005, the Company recognized $20,000 of other income due to a loan forgiven by Montgomery County, Maryland related to achieving certain hiring goals over the past three years.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our preferred and common stock and research and development grants.

On March 11, 2005 Vitex completed a merger with Panacos in a transaction that included a common stock financing that raised net proceeds of $18,200,000. At March 31, 2005, we had cash and cash equivalents of $20,045,000 and working capital of $13,525,000, in comparison with cash and cash equivalents of $4,879,000 and working capital of $2,478,000 on December 31, 2004. The Company expects to incur substantial additional research and development expenses that may increase from historical levels as it moves its lead compound, PA-457, through clinical trials, and increases its pre-clinical efforts for its fusion inhibitor program. The Company believes that it has adequate resources to fund its operations into the first quarter of 2006.

Our cash activity during the first three months of 2005 and 2004 was comprised of the following (in millions):

	Three Months Ended March 31,
	2005	2004
Net proceeds from equity transactions	$18.2	$8.9
Net cash used in operating activities	(3.7)	(1.4)
Net cash acquired through merger	0.6	—
Proceeds from borrowing on notes payable	—	0.5
Repayment of advances and other debt	(0.1)	(0.6)
Transfers from restricted cash	0.2	—

Increase in cash position	$15.2	$7.4

We intend to pursue strategic relationships to provide resources for further development of its product candidates. We cannot forecast with any degree of certainty whether it will be able to enter into a collaboration agreement on favorable terms or at all. We intend to seek funding through public or private financings. If Vitex is successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences, or privileges senior to existing stockholders. There can be no assurance that we will be successful in seeking additional capital.

Beyond 2005, we anticipate cash requirements of between $30 million and $40 million annually. The level of cash resources required will depend on the continuing progress of clinical trials for PA-457 and the ongoing investment in other products under development by the Company. We plan to fund operations through a combination of additional sales of our stock or debt securities, grants from government agencies, such as the National Institutes of Health, and partnerships for the clinical development and distribution of products, such as PA-457. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following licensing of the product by regulatory authorities. There is no guarantee that we will be able to close new financings, secure additional grants, or enter into commercial partnerships. Other than grants, proceeds from financings and partnerships, we do not anticipate generating cash flow from operations until the licensing and launch of PA-457 in a major market, such as the U.S. or Europe.

The following table represents our outstanding contractual obligations at March 31, 2005, in thousands:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5
Operating leases	$7,326	$1,277	$4,135	$1,914
Advance/obligation	1,153	1,153	—	—
Financed insurance costs	144	144	—	—
Capital lease obligations	13	8	5	—
Notes payable	80	80	—	—
Contracted research support agreements	4,111	4,111	—	—

Total	$12,827	$6,773	$4,140	$1,914

Contracted research support agreements principally include contracts for clinical studies. The research support agreements in the table of contractual obligations above assume that each of the studies is completed as planned. In the event a study or a contract is terminated prior to the planned completion by mutual agreement between the contractor and us, the amount paid under such contracts may be less than the amounts presented.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and in more detail in the Panacos Audited Financial Statements for years ended December 31, 2004, 2003 and 2002 included in the Company’s final form of prospectus filed under Rule 424(b)(1), on March 28, 2005 and the Vitex Annual Report on Form 10-K. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

(b) Changes in Internal Control. The Company merged with Panacos on March 11, 2005 and is in the process of reviewing and integrating internal controls over financial reporting procedures.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) On March 11, 2005, we sold 100.0 million (10.0 million, as adjusted for our recent reverse stock split) shares of our common stock in a private placement for total gross proceeds of $20.0 million. The exemption from registration relied upon was Rule 506 under Regulation D under the Securities Act of 1933, as amended. The securities were sold exclusively to accredited individual and institutional investors in a transaction that did not involve any general solicitation. This private placement was effected under a stock purchase agreement dated December 10, 2004. Investors received 5-year warrants to purchase an additional 45.0 million (4.5 million, as adjusted for our recent reverse stock split) of our common shares at an exercise price of $0.24 ($2.40, as adjusted for our recent reverse stock split). S.G. Cowen and Legg Mason, the placement agents for the transaction, received warrants to purchase an additional 2.2 million (0.2 million, as adjusted for our recent reverse stock split) of our common shares. S.G. Cowen and Legg Mason also received a combined fee of 7% of total gross proceeds. In connection with the private placement, the Company filed a registration statement relating to the resale of the common stock sold in the private placement on April 4, 2005, as amended on May 10, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2005, we held a Special Meeting of our stockholders. The following matters were approved at that meeting:

1.	Proposal to approve and adopt the Agreement and Plan of Merger, dated as of June 2, 2004, as amended as of November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005, by and among Vitex, Panacos Pharmaceuticals, Inc., and certain stockholders of Panacos; the merger; and the related issuance of an aggregate of approximately 227,500,000 shares of Vitex common stock, as described in the Joint Proxy Statement – Prospectus filed with the Securities and Exchange Commission on February 15, 2005. The number of votes cast for and against the proposal were 29,868,145 and 536,086, respectively. Abstentions totaled 235,829, and there were no broker non-votes.

2.	Proposal to adopt the Supplemental Equity Compensation Plan as described in the Joint Proxy Statement – Prospectus. The number of votes cast for and against the proposal were 28,725,605 and 1,213,652, respectively. Abstentions totaled 700,802, and there were no broker non-votes.

3.	Proposal to approve an amendment to Vitex’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 550,000,000 shares, which represented an additional 475,000,000 shares, as described in the Joint Proxy Statement – Prospectus. The number of votes cast for and against the proposal were 28,873,338 and 1,327,335, respectively. Abstentions totaled 439,387, and there were no broker non-votes.

4.	Proposal to approve the Securities Purchase Agreement, dated as of December 9, 2004, by and among Vitex and the purchasers identified on the signature pages thereto, and the related issuance of an aggregate of $20,000,000 worth of shares of common stock and warrants to purchase shares of common stock, as described in the Joint Proxy Statement – Prospectus. The number of votes cast for and against the proposal were 29,367,751 and 788,789, respectively. Abstentions totaled 483,520, and there were no broker non-votes.

5.	Proposal to approve an amendment to Vitex’s Certificate of Incorporation to effect a reverse stock split of our common stock, at a ratio within the range of 1:5 to 1:20, as required by the terms of the Securities Purchase Agreement and at such ratio to be determined by the Board of Directors of Vitex, as described in the Joint Proxy Statement – Prospectus. The number of votes cast for and against the proposal were 28,306,632 and 1,997,199, respectively. Abstentions totaled 336,229, and there were no broker non-votes.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Acting Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: May 13, 2005	/s/ Samuel K. Ackerman
Samuel K Ackerman, M.D.
Chief Executive Officer

Date: May 13, 2005	/s/ John R. Barr
John R. Barr
President and
Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer under Section 302

31.2	Certification of Acting Chief Financial Officer under Section 302

32	Section 906 certification of periodic financial report by Chief Executive Officer and Acting Chief Financial Officer.