Form 10-Q
period 2005-06-30
V I TECHNOLOGIES INC
filed 2005-08-12
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 15, 2005:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	39,509,667

V. I. TECHNOLOGIES, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (Unaudited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 and for the period from September 29, 1999 (inception) to June 30, 2005 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity for the period from September 29, 1999 (inception) to June 30, 2005 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and for the period from September 29, 1999 (inception) to date as of June 30, 2005 (Unaudited)	6

	Notes to consolidated financial statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

V. I. TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except for per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,323	$4,879
Restricted cash	250	—
Other receivables, net	232	280
Prepaid expenses and other current assets	579	62

Total current assets	16,384	5,221

Property and equipment, net	2,561	310
Restricted cash	546	125
Other assets, net	90	675

Total assets	$19,581	$6,331

LIABILITIES, REDEEMABLE PREFERRED STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,727	$2,613
Capital lease obligation, current	6	7
Current portion of notes payable and advances	907	122

Total current liabilities	6,640	2,742

Notes payable, less current portion	—	30
Capital lease obligation, less current portion	3	5
Deferred rent	114	81

Total liabilities	6,757	2,858

Warrants to purchase Redeemable Series B Preferred Stock	—	22
Redeemable Series C Preferred Stock, $0.001 per share, 24,138 shares authorized, issued and outstanding at December 31, 2004	—	19,199

Redeemable Series B Preferred Stock, $0.001 par value per share; 10,115 shares were authorized, and 7,392 shares were issued and outstanding at December 31, 2004	—	10,698

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; authorized 1,000 shares at June 30, 2005; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 550,000 shares; issued and outstanding 39,507 shares at June 30, 2005; authorized 15,000 shares, 1,453 shares issued and outstanding at December 31, 2004	395	15
Additional paid-in capital	83,430	670
Deferred compensation	(676)	(1,790)
Deficit accumulated during the development stage	(70,325)	(25,341)

Total stockholders’ equity (deficit)	12,824	(26,446)

Total liabilities, redeemable preferred stock and warrants, and stockholders’ equity (deficit)	$19,581	$6,331

See accompanying notes to the unaudited consolidated financial statements.

V.I. TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended		Inception from September 29, 1999 (inception) to June 30, 2005
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Research funding	$281	$271	$733	$494	$4,862

Operating expenses:
Research and development	4,622	2,767	8,912	4,266	32,213
General and administrative	2,347	643	3,717	1,045	8,896
In-process research and development	—	—	19,417	—	19,417
Impairment charges	1,650	—	13,773	—	13,773

Total operating expenses	8,619	3,410	45,819	5,311	74,299

Loss from operations	(8,338)	(3,139)	(45,086)	(4,817)	(69,437)

Interest (income) expense, net	(95)	(15)	(122)	103	(12)
Other expense (income)	7	—	(15)	—	(15)

Net loss	(8,250)	(3,124)	(44,949)	(4,920)	(69,410)

Accretion of preferred stock dividends	—	542	—	782	4,050

Net loss available to common stockholders	$(8,250)	$(3,666)	$(44,949)	$(5,702)	$(73,460)

Basic and diluted net loss per share	$(0.21)	$(7.41)	$(1.83)	$(12.21)

Weighted average shares used in calculation of basic and diluted net loss per share	38,966	495	24,576	467

See accompanying notes to the unaudited consolidated financial statements.

V.I. Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Period from September 29, 1999 (inception) to June 30, 2005

(in thousands, except per share date)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compen sation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)
Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)
Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	(3,453)	(2,682)
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)
Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

V.I. Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Period from September 29, 1999 (inception) to June 30, 2005

(in thousands, except per share date)

(unaudited)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compen sation	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	(13,045)	(13,040)
Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)
Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	(25,341)	(26,446)
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	12	—	—	—	3	—	—	3
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	(10)
Acquisition of Vitex	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,177	271	438	(4)	62,737	(30)	—	62,974
Issuance of common stock on March 11; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,022	—	—	18,122
Cancellation of treasury stock on April 29	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—
Issuance of common Stock on April 29: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	2,187
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	21	1,373	—	1,394
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(44,949)	(44,949)
Balance at June 30, 2005	—	$—	—	$—	—	$—	39,507	$395	—	$—	$83,430	$(676)	$(70,325)	$12,824

See accompanying notes to the unaudited Consolidated Financial Statements

V. I. TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended		Period from September 29, 1999 (inception) to June 30, 2005
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(44,949)	$(4,920)	$(69,410)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	19,417	—	19,417
Impairment charge	13,773	—	13,773
Non-cash operating expenses	—	113	1,052
Depreciation and amortization	337	40	621
Amortization of deferred financing costs	1	—	178
Amortization of deferred stock compensation	1,394	225	2,002
Gain on disposal of fixed assets	10	—	10
Non-cash income	(20)		(20)
Changes in operating accounts, net of acquisition:
Other receivables, net	267	(73)	(12)
Prepaid expenses and other current assets	47	(46)	(16)
Other assets	—	10	(59)
Accounts payable and accrued expenses	41	991	2,575
Deferred rent	33	9	114

Net cash used in operating activities	(9,649)	(3,651)	(29,775)

Cash flows from investing activities:
Cash paid for merger, net of cash received	126	(76)	(325)
Additions to property and equipment	(43)	(66)	(528)
Restricted cash	174	—	48

Net cash provided by (used in) investing activities	257	(142)	(805)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net	—	14,888	23,076
Proceeds from issuances of common stock, net	20,290	—	20,290
Proceeds from exercise of stock options	3	—	33
Proceeds from borrowings on notes payable	88	500	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Repayment on advances, notes payable, and capital lease obligations	(545)	(594)	(1,518)

Net cash provided by financing activities	19,836	14,794	45,903

Net increase in cash and cash equivalents	10,444	11,001	15,323
Cash and cash equivalents, beginning of period	4,879	477	—

Cash and cash equivalents, end of period	$15,323	$11,478	$15,323

See accompanying notes to the unaudited consolidated financial statements.

V. I. TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. (“Panacos”) and V.I. Technologies, Inc. ( “Vitex”) entered into a merger agreement, as amended, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Vitex and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Vitex, while the historical results of Panacos are reflected in the results of the combined company (the “Company”).

The Company’s principal business involves the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. The Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drug candidates that inhibit virus maturation, a new drug target discovered by Panacos.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2004, has an accumulated deficit of $70.3 million. Management believes that its cash on hand at the end of the second quarter of $15.3 million will be sufficient to support the Company’s operations into the first quarter of 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto of Panacos for the years ended December 31, 2004, 2003 and 2002 which are included in the Company’s final form of prospectus filed under Rule 424(b)(1) with the Securities and Exchange Commission on March 28, 2005. Additional information can also be found in the consolidated financial statements and footnotes thereto included in Vitex’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 3, 2005.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and planned principal operations.

Revenue Recognition

The Company recognizes revenues under research collaborations, including grants received from the government, as the research costs eligible for reimbursement under the collaboration agreements are incurred. Research funding includes grants received from the National Institutes of Health plus pass-through funding from the University of North Carolina in the combined amount of $281,000 and $271,000 for the three months ended June 30, 2005 and 2004, respectively and $733,000 and $494,000 for the six months ended June 30, 2004, and 2004, respectively.

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

	June 30,
	2005	2004
Common stock options	4,639	3,166
Common stock warrants	5,433	23
Unvested restricted common stock	75	—

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. The Company recorded approximately $0.2 million and $1.4 million in stock compensation expense during the three and six months ending June 30, 2005 due to accelerated vesting of stock options in the first quarter and the issuance of restricted stock during the second quarter.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss available to Common Stockholders
As reports	$(8,250)	$(3,666)	$(44,949)	$(5,702)

Add: Stock-based compensation expense determined under the fair value method	82	466	1,625	471
Deduct: Stock-based compensation expense included in reported net loss	229	225	1,395	225

Pro forma	$(8,103)	$(3,907)	$(45,179)	$(5,948)

Basic and diluted net loss per share:
As reported	$(0.21)	$(7.41)	$(1.83)	$(12.21)
Pro forma	$(0.21)	$(7.89)	$(1.84)	$(12.74)

Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123 (R) requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation is not expected to impact our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain prior period balances have been reclassified to conform with 2005 financial statement presentation.

2. Merger

On June 2, 2004, Panacos and Vitex entered into a merger agreement, subsequently amended on November 5, November 28, and December 8, 2004, and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both Vitex and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under the terms of the transaction, Vitex issued 22.7 million shares of its common stock (as adjusted for Vitex’s recent 1:10 reverse stock split) for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Vitex, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million (as adjusted for its recent reverse stock split) shares of Vitex common stock outstanding, and the outstanding Vitex options and warrants, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 6.75275 (0.67528 as adjusted for the Company’s recent reverse stock split) shares of Vitex common stock.

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

For accounting purposes, the transaction is being treated as an acquisition of assets and not a business combination because Vitex did not meet the definition of a business under EITF 98-3, Determination Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because Vitex is not considered a “business” as defined by the applicable accounting rules in effect at the time of the merger, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

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

The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and has no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a Vitex system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train Vitex employees (See Note 4).

3. Equity

Private Placement

On December 9, 2004, Vitex entered into a Securities Purchase Agreement with a group of investors, including Ampersand Ventures, an existing investor in Vitex and Panacos, and A.M. Pappas & Associates, LLC, an existing investor in Panacos, and other Panacos investors. The closing of the $20 million financing was subject to the completion of the merger with Panacos. Upon the closing of the financing on March 11, 2005, the Company issued 10.0 million, shares of its common stock (as adjusted for its recent reverse stock split), at a per share price of $2.00 (as adjusted for its recent reverse stock split), and warrants to purchase 4.7 million shares of its common stock (as adjusted for its recent reverse stock split) to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger. In connection with the private placement, the Company filed a registration statement relating to the resale of the common stock sold in the private placement on April 4, 2005. In connection with the financing, the Company incurred approximately $1.9 million in transaction costs.

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

Rights Offering

On March 28, 2005, the SEC declared effective a registration statement for the offering of the Company’s common stock with a maximum value of $5.5 million through the distribution of subscription rights to Vitex’s stockholders. Under the terms of the rights offering, Vitex’s stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.7 million shares of its common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. The Company issued 1.2 million shares of its common stock, at a per share price of $2.00 to the investors in the rights offering. Under the terms of the Securities Purchase Agreement, the Company’s stockholders, Ampersand Ventures and A.M. Pappas & Associates, LLC, were contractually obligated to refrain from exercising their subscription rights in the rights offering. In connection with the financing, the Company incurred approximately $0.3 million in transaction costs.

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

Series A Preferred Stock

In January 2000, Panacos issued 1.5 million shares of Series A Preferred Stock in exchange for technology developed by Boston Biomedica, Inc., valued at $50,000. The technology was transferred at Boston Biomedica Inc.’s historical cost.

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

4. Impairment of Long-Lived Assets

On March 11, 2005, the Company recorded an impairment charge of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances, respectively. Upon the completion of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company determined that the carrying value of its long-lived assets (INACTINE™-specific property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the carrying value of the assets to their estimated fair values.

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ system for red blood cells (See Note 7), the Company recorded an impairment charge of $1.7 million. The impairment charge was comprised of $1.3 million and $0.4 million for the write-off of workforce intangible asset and equipment, respectively.

5. Potential Stock Compensation Charges

On March 11, 2005, in connection with the merger between Vitex and Panacos, 57% of Panacos’ unvested employee stock options accelerated. Under FASB Interpretation No. 44, the modification to accelerate vesting effectively renews an award if, absent the modification, the award would have expired unexercisable. The acceleration of the options results in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $8.5 million will only be recognized for those employees who are able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to employees. The potential stock compensation charge will decrease over time, through June 2007, the date all options would have been 100% vested had they not been accelerated. A non-cash charge will only occur in the period in which an “accelerated” employee’s employment is terminated. At June 30, 2005, the remaining potential non-cash stock compensation charge is $5.6 million.

On April 7, 2005, the Company granted 860,000 stock options to its Chief Executive Officer. Subsequent modifications to the vesting provisions of the original grant resulted in a modification of the award. The modification of the vesting provision results in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $1.4 million will only be recognized if the officer is able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to the officer. The potential stock compensation charge will terminate in April 2010, the date all options would have been 100% vested had they not been accelerated. A non-cash charge will only occur in the period in which the executive’s employment is terminated.

6. Executive Severance Charge

The Company recorded a severance charge of approximately $0.5 million during the quarter ended June 30, 2005 for an executive officer. Of the $0.5 million, $0.2 million related to a non-cash stock compensation charge. The Company will record a final charge of $0.2 million in July 2005 when the Executive completes the obligations under the applicable severance agreement.

7. INACTINE™ Update

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was Vitex’s principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded an impairment charge of $0.4 million and $1.3 million on the property and equipment and the workforce intangible asset balances, respectively.

In November 2004, Vitex suspended enrollment in its Phase III surgical, or acute, study for the INACTINE™ system, following identification of an immune response to INACTINE™-treated red cells in one patient in the study during ongoing immunologic testing of subjects enrolled in the trial. The suspension in enrollment meant that both the Phase III trial of INACTINE™ for acute indications and the Phase III trial of INACTINE™ for chronic indications, described in more detail below, have been halted, in the case of the chronic trial, following a clinical hold by the FDA. Although no clinical consequences of the immune response in the acute trial are apparent based on review of available data, additional patients will not be enrolled in the trial. Vitex notified the FDA that they had suspended enrollment in the study. Since that time Vitex conducted a series of experiments designed to attempt to identify treatment conditions which reduce the likelihood of an immune response that was observed in the Phase III trials. Based on testing completed to date, Vitex was unable to identify a set of conditions that would result in a system that was both technically and commercially feasible. Vitex’s Phase III chronic study of INACTINE™ red cells was placed on clinical hold by the FDA due to the availability of insufficient safety information, and was subsequently halted by Vitex following a review by an independent data safety monitoring committee, or DSMC, in November 2003. The halting of the study by Vitex was due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ -treated red cells. The Phase III trial of INACTINE™ for chronic indications was designed to be conducted in two sequential parts, Part A and Part B. The purpose of Part A was to allow assessment of the safety of INACTINE™ -treated red cells in the patient population under study prior to proceeding to Part B. Enrollment in the chronic trial was stopped prior to initiation of Part B on the recommendation in November 2003 of the DSMC, which was charged with reviewing the data from Part A of the study, following the FDA’s clinical hold on the trial due to availability of insufficient safety information.

Prior to the suspension of the surgical trial, the FDA had expressed concerns regarding the licensing of the current INACTINE™ system for an acute indication in light of the presence of antibodies observed in the chronic trial, and has requested justification from Vitex for pursuit of an acute-only indication in the context of these findings. The FDA has also indicated that a control system with respect to an acute-only indication would be required to ensure that patients who have previously received red cells treated by the current INACTINE™ system do not receive INACTINE™ red cells in subsequent hospitalizations. Vitex presented proposals to the FDA on supplemental clinical trials. However, the FDA indicated that it would require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials. The occurrence of an immune response in the acute trial and the decision to suspend enrollment in it would have required the Company to present to the FDA a regulatory plan for approval of INACTINE™ that takes into account all findings to date, which would likely have significantly delayed determination of any acceptable regulatory pathway. The FDA has indicated that any such regulatory plan for the acute-only indication must address the development of a control system, as described above. In addition, we believe that modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells would also likely have been required. Prior to the suspension of enrollment in the acute study, the FDA also directed Vitex to implement additional patient safety monitoring procedures in the Phase III acute trial. Vitex implemented these procedures and, until accrual into the trial was suspended, were periodically updating the FDA on the trial data. While the Company believes that the steps taken addressed the FDA recommendations prior to suspending enrollment in the acute trial, further steps would likely have been required by the FDA, should we have requested FDA approval to continue enrollment in this study. Vitex also received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the Phase III chronic study, which had been placed on clinical hold by the FDA due to the availability of insufficient safety information, and subsequently halted by Vitex following a DSMC review. Vitex responded to the FDA’s request.

With the Phase III trial for INACTINE™ in chronic indications halted by Vitex, following the clinical hold by the FDA and the subsequent review by the DSMC, and enrollment suspended in the Phase III trial for INACTINE™ in acute indications, the Company’s ongoing development plan for INACTINE™ for chronic, acute or other indications was highly uncertain. We performed preclinical testing on modifications to the INACTINE™ process that were designed to reduce the likelihood of an immunologic response to treated red cells. However, to date we have not identified a set of conditions that result in a reduction in the likelihood of an immunologic response and that is both technically and commercially feasible. There can be no assurance, had we decided to continue development of the INACTINE™ system, that we would have been able to identify a set of conditions that would reduce the likelihood of an immune response that is also technically and commercially feasible. There was also no assurance that we could develop a control system that will be technically feasible, approved by the FDA, and economically viable. Based on the uncertainty in developing a technically and commercially feasible modification to the INACTINE™ system that the FDA would permit to restart clinical trials, as well as the associated investment in both development and clinical programs, Vitex decided to concentrate resources on the development and commercialization of the HIV therapeutics acquired as a result of the merger with Panacos Pharmaceuticals.

8. Legal Proceedings

Red Cell Processing Laboratory

In 2002, Vitex invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, Vitex concluded that the second site was not required. In fiscal year 2003, Vitex recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. Vitex anticipated subleasing the facility under terms similar to its primary lease obligations or reaching a satisfactory lease termination agreement with the landlord. In February 2004, the lease on that facility was terminated by the landlord who retained a twelve-month security deposit posted by Vitex in the amount of $0.17 million, which was charged against a reserve established in fiscal year 2003. In the fourth quarter of 2004, the landlord filed a complaint against Vitex seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate plus associated costs. In late 2004, based on the evidence then provided, namely the landlord’s affidavits, the trial court issued an order preventing the Company from using up to $300,000 of our assets except in the ordinary course of business, and further, allowed an attachment of $250,000 of the Company’s funds as security, included in restricted cash within current assets on the accompanying consolidated balance sheet, for a potential future judgment in the landlord’s favor. Since the court’s orders, Vitex has sent certain discovery requests to the landlord, including a request for the production of documents to support the landlord’s claims. In response, the landlord has provided documents to support its calculations, however, certain of the damages calculations remain unsupported and are disputed by Vitex. The Company is vigorously defending against this claim. At June 30, 2005, the Company believes it has sufficient reserves to cover its litigation of this matter.

Former Employee Suits

On February 1, 2005, Vitex was served with a complaint filed in the United States District Court for the Eastern District of New York by a former employee of the Melville plasma processing plant which was divested to Precision Pharmaceuticals, Inc. (“Precision”) in August 2001. The complaint alleged that Vitex underpaid overtime pay to this employee while he was employed by Vitex in our Melville plant. On February 18, 2005, we filed a motion to dismiss the claim and, based on a review of the employee’s payroll records, believe that any overtime pay due to this employee would have been less than $1,000. On April 5, 2005, the court conditionally denied our motion to dismiss and granted the employee thirty days to file an amended complaint that more clearly specified the defendants responsible to pay him the overtime he alleged he was owed and the relevant time periods. On May 5, 2005, the employee filed his amended complaint in the United States District Court for the Eastern District of New York against us and Precision. The amended complaint included federal and state overtime claims, as well as an ERISA claim. The employee also alleged that we insufficiently funded his 401(k) account. On May 10, 2005, the employee filed a second amended complaint in the United States District Court for the Eastern District of New York against us and Precision. The second amended complaint contained the same claims as the amended complaint. In June 2005, the suit was discontinued with prejudice. The Company has reached agreement to settle the suit. The terms of the settlement are confidential and its amount is not material to the financial statements.

Also on February 2, 2005, Vitex was served with a complaint filed in New York State Court by another former employee of the Melville plant. Vitex divested the Melville plant to Precision in August 2001. Precision is also a party to the suit. The suit is a class action in which the lead plaintiff, representing the class, claims Vitex underpaid overtime to employees of the processing plant. The complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. On February 23, 2005, we have also filed a motion to dismiss the class action allegations of the complaint. That motion is currently pending before the court. We are in the process of analyzing employee payroll records for the period in question, which, based on the statute of limitations, we believe to be from approximately February 1999 to August 2001, and we intend to contest the claim vigorously. At June 30, 2005, the Company believes it has sufficient reserves to cover its litigation of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We are a development stage company involved in the discovery and development of the next generation of anti-infective products, focusing on small molecule, antiviral drugs for the treatment of Human Immunodeficiency Virus (HIV) infection and other major viral diseases. We concentrate exclusively on diseases with large markets where there is a clear unmet need for more effective therapies. A major commercial advantage of the HIV market is the potential for rapid clinical development and approval of new drugs. The total time from initiation of clinical trials to market may be as little as four years, shorter than for many other disease indications. Our focus on small molecule antiviral compounds is the result of our recently completed merger with Panacos Pharmaceuticals, Inc., a development stage company dedicated to discovering and developing antiviral products based on novel targets in the viral life cycle.

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

Our scientists identified maturation inhibition as a new target for antiviral intervention. Maturation occurs at the end of a virus life cycle as HIV buds from an infected cell. It involves the processing of a key viral protein called capsid, which is required for the viral core to assemble correctly, thereby allowing the virus to become infectious. Our lead compound, PA-457, is the first in a new class of drugs called maturation inhibitors that are designed to block this process, so that, following treatment, virus particles are defective and non-infectious.

The U.S. Food and Drug Administration has granted Fast Track Designation for PA-457, available for drugs designed to treat a serious or life-threatening condition with an unmet medical need. Developers of Fast Tracked products have greater access to FDA resources, as well as eligibility for rolling NDA submissions. In addition, Fast Track designation may enable priority FDA review and accelerated approval.

Vitex recently completed enrollment in a Phase IIa study for PA-457 in HIV-infected patients. In this study, PA-457 or placebo was administered once daily for ten days to 32 HIV-infected patients off other therapy with the objective of determining the magnitude of viral load reduction following multiple doses of PA-457. The Company is preparing to initiate a Phase IIb study at multiple clinical sites in the U.S. In this study, PA-457 will be administered to HIV-infected patients in combination with other approved HIV drugs. The FDA recently indicated that PA-457 should be evaluated in two drug interaction studies prior to initiation of Phase IIb, to study the possible effects of co-administration of the drug with ritonavir or atazanavir. The FDA recommendation is based on a recent FDA consensus related to drugs that are metabolized by gluuronidation, like PA-457. The Company plans to perform the two studies recommended by FDA, which are of relatively short duration and will result in a delay in the initiation of the Phase IIb from the fourth quarter of 2005 as previously planned, until the first half of 2006.

The Company believes that maturation inhibition is, and will remain, an attractive target for HIV drug development and that several maturation inhibitor drugs are likely to be eventually marketed. To maintain its leadership in this area, the Company has initiated second- and third-generation discovery programs, leveraging its scientific expertise in maturation inhibition to develop additional drug candidates which work by this mechanism but which are chemically distinct from PA-457. Vitex is currently performing optimization of a number of potential new drug candidates in advance of preclinical toxicology testing.

Our second drug discovery target is the initial step in the virus life cycle, virus fusion to a human cell. Our scientists have developed proprietary fusion drug screening technology and have used this successfully to identify novel HIV fusion inhibitors. These compounds are currently being optimized to generate a drug candidate for clinical testing.

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was Vitex’s principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded an impairment charge of $0.4 million and $1.3 million on the property and equipment and the workforce intangible asset balances, respectively.

In November 2004, Vitex suspended enrollment in its Phase III surgical, or acute, study for its the INACTINE™ system, following identification of an immune response to INACTINE™-treated red cells in one patient in the study during ongoing immunologic testing of subjects enrolled in the trial. The suspension in enrollment meant that both the Phase III trial of INACTINE™ for acute indications and the Phase III trial of INACTINE™ for chronic indications, described in more detail below, have been halted, in the case of the chronic trial, following a clinical hold by the FDA. Although no clinical consequences of the immune response in the acute trial are apparent based on review of available data, additional patients will not be enrolled in the trial. Vitex notified the FDA that they had suspended enrollment in the study. Since that time Vitex conducted a series of experiments designed to identify treatment conditions which reduce the likelihood of an immune response that was observed in the Phase III trials. Based on testing completed to date, Vitex was unable to identify a set of conditions that would result in a system that was both technically and commercially feasible. Vitex’s Phase III chronic study of INACTINE™ red cells was placed on clinical hold by the FDA due to the availability of insufficient safety information, and was subsequently halted by Vitex following a review by an independent data safety monitoring committee, or DSMC, in November 2003. The halting of the study by Vitex was due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ -treated red cells. The Phase III trial of INACTINE™ for chronic indications was designed to be conducted in two sequential parts, Part A and Part B. The purpose of Part A was to allow assessment of the safety of INACTINE™ -treated red cells in the patient population under study prior to proceeding to Part B. Enrollment in the chronic trial was stopped prior to initiation of Part B on the recommendation in November 2003 of the DSMC, which was charged with reviewing the data from Part A of the study, following the FDA’s clinical hold on the trial due to availability of insufficient safety information.

Prior to the suspension of the surgical trial, the FDA had expressed concerns regarding the licensing of the current INACTINE™ system for an acute indication in light of the presence of antibodies observed in the chronic trial, and requested justification from Vitex for pursuit of an acute-only indication in the context of these findings. The FDA also indicated that a control system with respect to an acute-only indication would be required to ensure that patients who have previously received red cells treated by the current INACTINE™ system do not receive INACTINE™ red cells in subsequent hospitalizations. Vitex presented proposals to the FDA on supplemental clinical trials. However, the FDA indicated that it would require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to our proposals for additional clinical trials. The occurrence of an immune response in the acute trial and the decision to suspend enrollment in it would have required the Company to present to the FDA a regulatory plan for approval of INACTINE™ that takes into account all findings to date, which would likely have significantly delayed determination of any acceptable regulatory pathway. The FDA has indicated that any such regulatory plan for the acute-only indication must address the development of a control system, as described above. In addition, we believe that modifications to the current INACTINE™ process designed to reduce the likelihood of an immunologic response to treated red cells would also likely have been required. Prior to the suspension of enrollment in the acute study, the FDA also directed Vitex to implement additional patient safety monitoring procedures in the Phase III acute trial. Vitex implemented these procedures and, until accrual into the trial was suspended, were periodically updating the FDA on the trial data. While the Company believes that the steps taken addressed the FDA recommendations prior to suspending enrollment in the acute trial, further steps would likely have been required by the FDA, should we have requested FDA approval to continue enrollment in this study. Vitex also received from the FDA a written request for further information relating to an August 2004 amendment to our IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the Phase III chronic study, which had been placed on clinical hold by the FDA due to the availability of insufficient safety information, and subsequently halted by Vitex following a DSMC review. Vitex responded to the FDA’s request.

With the Phase III trial for INACTINE™ in chronic indications halted by Vitex, following the clinical hold by the FDA and the subsequent review by the DSMC, and enrollment suspended in the Phase III trial for INACTINE™ in acute indications, the Company’s ongoing development plan for INACTINE™ for chronic, acute or other indications was highly uncertain. We have performed preclinical testing on modifications to the INACTINE™ process that were designed to reduce the likelihood of an immunologic response to treated red cells. However, to date we have not identified a set of conditions that result in a reduction in the likelihood of an immunologic response and that is both technically and commercially feasible. There can be no assurance, had we decided to continue development of the INACTINE™ system, that we would have been able to identify a set of conditions that would reduce the likelihood of an immune response that is also technically and commercially feasible. There was also no assurance that we could develop a control system that will be technically feasible, approved by the FDA, and economically viable. Based on the uncertainty in developing a technically and commercially feasible modification to the INACTINE™ system that the FDA would permit to restart clinical trials, as well as the associated investment in both development and clinical programs, Vitex decided to concentrate resources on the development and commercialization of the HIV therapeutics acquired as a result of the merger with Panacos Pharmaceuticals.

We fund our operations primarily through sale of preferred stock, common stock, partner collaborations, research and development grants and debt. Our current cash burn rate following the recent restructuring of operations and the closing of our merger with Panacos Pharmaceuticals, Inc., described below, is approximately $2.0 million to $2.5 million per month. We believe that cash on hand at the end of the second quarter of $15.3 should be sufficient to support our operations into the first quarter of 2006.

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

On March 28, 2005, the SEC declared effective a registration statement for the offering of our common stock with a maximum value of $5.5 million through the distribution of subscription rights to our stockholders. Under the terms of the rights offering, Vitex’s stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2,750,000 shares of our common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. We issued 1.2 million shares of common stock to those participants who exercised their rights in the offering. Under the terms of the Securities Purchase Agreement, our stockholders Ampersand and A.M. Pappas & Associates, LLC were contractually obligated to refrain from exercising their subscription rights in the rights offering.

At the close of business on March 14, 2005, we effected a 1-for-10 reverse split of our common stock, and shares began trading on a post-split basis on March 15, 2005.

On July 15, 2005, we filed a Proxy Statement on Schedule 14A for a Special Meeting of Stockholders to be held on August 15, 2005 in order to obtain approval of our stockholders as of July 15, 2005, the record date, for a change of our name to Panacos Pharmaceuticals, Inc.

We were organized under the laws of the State of Delaware in December 1992. For accounting purposes, our financial statements reflect Panacos’ inception to date financial results beginning September 29, 1999. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is www.vitechnologies.com. The contents of our website are not part of this prospectus.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates.

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

The Company is reimbursed certain costs incurred on specified research projects under the terms and conditions of grants and awards. The Company records the amount of reimbursement as grant revenue. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses are determined.

Long-Lived Assets

Our long-lived assets, which consist of property and equipment and an intangible asset, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from 3 to 15 years. We amortize acquired intangible asset (workforce) using the straight-line method over the estimated economic life of 4 years. Determining the lives of our long-lived assets requires us to make significant judgments and estimates, and can materially impact our results of operations. During the second quarter of 2005, the Company wrote-off the remaining value of the workforce (See Note 4 to the Unaudited Consolidated Financial Statements).

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis, and could result in significantly different asset impairment charges. As discussed in Note 4 to the Unaudited Consolidated Financial Statements, we recorded impairment charges of $1.7 million and $12.1 million during the quarters ended June 30, 2005 and March 31, 2005, respectively.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss under the guidance of Statement of Financial Accounting Standards No. 5, Contingencies. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

Acquisitions

We apply purchase accounting in our acquisitions. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we probability adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

RESULTS OF OPERATIONS

On June 2, 2004, Panacos and Vitex entered into a merger agreement, subsequently amended on November 5, November 28, and December 8, 2004 and February 15, 2005. The merger was approved by both Vitex and Panacos stockholders on March 10, 2005 and was consummated on March 11, 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of Vitex. Accordingly, the historical results of Panacos are now reflected in the results of the combined company.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues:

Research Funding

Q2 2005	Q2 2004	Increase/(Decrease)%
$0.3 million	$0.3 million	$—	4%

Revenues were essentially unchanged during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The principal source of the revenue are grants from the NIH to fund programs approved in prior periods including grants to fund work on PA-457, and the discovery of novel inhibitors of fusion of HIV and Respiratory Syncytial Virus (RSV).

Costs and Expenses:

Research and Development Costs

	Q2 2005	Q2 2004	Increase/(Decrease)%
PA-457	$2.7 million	$2.0 million	$0.7 million	39%
Fusion/Other	$1.0 million	$0.8 million	$0.2 million	26%
INACTINE™	$0.9 million	$—	$0.9 million	—
Total	$4.6 million	$2.8 million	$1.8 million	67%

PA-457 program: Program spending increased by $0.7 million in the second quarter of 2005 over the comparable period in the prior year to $2.7 million. Almost all of the increase is due to the cost of long range toxicology studies for PA-457 that are required to begin late-stage clinical trials.

Fusion Inhibitor/Other Maturation programs: Spending on programs to develop the next generation of maturation inhibitors and to identify fusion inhibitors increased by $0.2 million in the second quarter of 2004 to $1.0 million. Approximately half of the increase in these programs is due to increased use of outside services to optimize drug candidates for further development using medicinal chemistry techniques, and the other half to increases in other preclinical testing of potential drug candidates.

INACTINE™ program: This spending was primarily focused on completing experiments with the objective of reducing the likelihood of an immunogenic reaction similar to that observed in the Phase III surgical trial that was halted by Vitex in November of 2004. The Company announced on June 30, 2005, that further direct investment in the INACTINE™ program would be discontinued while undertaking efforts to license the technology.

General and Administrative Expenses

Q2 2005	Q2 2004	Increase/(Decrease)%
$2.3 million	$0.6 million	$1.7 million	265%

General and administrative expenses for the three months ended June 30, 2005 increased by $1.7 million to $2.3 million from $0.6 million in the quarter ended June 30, 2004. Included in the increase was a $0.5 million severance charge for an officer associated in part with the decision to discontinue the development of the INACTINE™ system . The balance of the increase is due to adding the public company infrastructure of Vitex as a result of the merger in March 2005.

Impairment Charge

Following the announcement on June 30, 2005 of the discontinuance of the INACTINE™ program, the Company recorded an impairment charge of $1.7 million consisting of $0.4 million and $1.3 million on the INACTINE™ specific property and equipment and the workforce intangible asset balances, respectively, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Interest Income (Expense), Net

Q2 2005	Q2 2004	Increase/(Decrease)%
$95 thousand	$15 thousand	$80 thousand	533%

An increase in interest income of $101 thousand in the second quarter of 2005 over the comparable period in 2004 due to the cash received from closing of the private placement in March and the rights offering in May is offset by an increase in interest expense of $21 thousand due to the assumption of Vitex’s debt.

Other (Income)

Q2 2005	Q2 2004	Increase/(Decrease)%
$7 thousand	$—	$7 thousand	—

For the three months ended June 30, 2005, the Company recognized a $7 thousand loss on the disposal of fixed assets.

Accretion of Preferred Stock Dividends

During the three months ended June 30, 2004, the Company recorded accretion of preferred stock dividends of $542 thousand. As a result of the merger, on March 11, 2005 all issued and outstanding shares of Preferred Stock were exchanged for Common Stock resulting in no accretion of preferred stock dividends during the three months ended June 30, 2005.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues:

Research Funding

YTD 2005	YTD 2004	Increase/(Decrease)%
$0.7 million	$0.5 million	$0.2 million	48%

Revenues increased in the six months ended June 30, 2005 by 48% to $0.7 million from $0.5 million for the six months ended June 30, 2004. Increased grant revenue on the Respiratory Synctial Virus (RSV) program, which commenced in June 2004, of $0.2 million, and increased grant revenue on the PA-457 program of $90 thousand accounted for the majority of the increase.

Costs and Expenses:

Research and Development Costs

	YTD 2005	YTD 2004	Increase/(Decrease)%
PA-457	$5.5 million	$3.1 million	$2.4 million	78%
Fusion/Other	$2.3 million	$1.2 million	$1.1 million	97%
INACTINE™	$1.1 million	$—	$1.1 million	—
Total	$8.9 million	$4.3 million	$4.6 million	109%

PA-457 program: Year to date spending of $5.5 million in 2005 increased by $2.4 million over the spending in the six months ended June 30, 2004. Approximately $1.8 million of the increase is due to expenses associated with toxicology testing and, in particular, spending on the long range toxicology program that is a requirement for late stage clinical trials. Increases in costs associated with manufacturing and development of a tablet form of the drug for use in later-stage clinical trials accounted for $0.3 million of the increase. Increased consulting costs and higher levels of staffing to support the clinical trial programs contributed the balance of the increase.

Fusion Inhibitor/Other Maturation programs: There was an increase of $1.1 million in the six months ended June 30, 2005 over the comparable period in 2004 in spending on the Company’s other programs to develop next generation maturation inhibitor drugs, which have the same mechanism of action as PA-457, and to develop a small molecule fusion inhibitor drug for HIV. Approximately $0.4 million of the increase is due to increased use of outside consultants to optimize drug candidates for further development using medicinal chemistry techniques, and the other portion is due to increases in other preclinical testing of potential drug candidates. Increased staffing and associated costs contributed $0.2 million and an additional $0.7 million in charges were primarily due to non-cash compensation charges related to options granted prior to the merger and recorded in the first quarter of 2005.

INACTINE™ program: This spending was primarily focused on completing experiments with the objective of reducing the likelihood of an immunogenic reaction similar to that observed in the Phase III surgical trial that was halted by Vitex in November of 2004. As the INACTINE™ technology was acquired in March 2005, only costs incurred after the acquisition date are reflected in the Consolidated Statement of Operations. The Company announced the discontinuation of the INACTINE™ program on June 30, 2005.

General and Administrative Expenses

YTD 2005	YTD 2004	Increase/(Decrease)%
$3.7 million	$1.0 million	$2.7 million	256%

General and administrative expenses for the six months ended June 30, 2005 increased by $2.7 million to $3.7 million from $1.0 million in the first six months of 2004. Approximately $0.5 million of the increase is related to a non-cash stock compensation charge and $0.3 million is related to an executive severance charge, and the balance of the increase is due to adding the public company infrastructure of Vitex as a result of the merger in March 2005.

In-Process Research and Development

In connection with the acquisition of Vitex, we recorded an in-process research and development charge of $19.4 million in the six months ended June 30, 2004. The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and has no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a Vitex system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

Impairment Charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the six months ended June 30, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $0.4 million and $1.3 million on the INACTINE ™-specific property and equipment and the workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest Income (Expense), Net

YTD 2005	YTD 2004		Increase/(Decrease)%
$122 thousand	$(103 thousand	)	$225 thousand	—

An increase in interest income of $136 thousand in the six months ended June 30, 2005 over the comparable period in 2004 is due to the cash received from closing of the private placement in March and the rights offering in May, and a decrease in interest expense of $89 thousand is due to reduced debt levels.

Other (Income)

YTD 2005	YTD 2004	Increase/(Decrease)%
$15 thousand	$—	$15 thousand	—

For the six months ended June 30, 2005, the Company recognized $20 thousand of other income due to a loan forgiven by Montgomery County, Maryland related to achieving certain hiring goals over the past three years. This is offset by $5 thousand net loss on the disposal of fixed assets.

Accretion of Preferred Stock Dividends

During the six months ended June 30, 2004, the Company recorded accretion of preferred stock dividends of $782 thousand. As a result of the merger, on March 11, 2005 all issued and outstanding shares of Preferred Stock were exchanged for Common Stock resulting in no accretion of preferred stock dividends during the six months ended June 30, 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our securities and research and development grants.

On March 11, 2005, Vitex completed a merger with Panacos, concurrently with a private placement of its common stock and warrants, which resulted in net proceeds of $18.2 million. At June 30, 2005, we had cash and cash equivalents of $15.3 million and working capital of $9.7 million in comparison with cash and cash equivalents of $4.9 million and working capital of $2.5 million on December 31, 2004. The Company expects to incur substantial additional research and development expenses that may increase from historical levels as it moves its lead compound, PA-457, through clinical trials, and increases its pre-clinical efforts for its fusion inhibitor program. We believe that we have adequate resources to fund our operations into the first quarter of 2006.

Our cash activity during the first six months of 2005 and 2004 was comprised of the following (in millions):

	Six Months Ended June 30,
	2005	2004
Net proceeds from equity transactions	$20.3	$14.9
Net cash used in operating activities	(9.7)	(3.7)
Cash used in fixed asset acquisition	—	(0.1)
Net cash acquired through merger	0.1	—
Proceeds from borrowing on notes payable	—	0.5
Repayment of advances and other debt	(0.5)	(0.6)
Transfers from restricted cash	0.2	—

Increase in cash position	$10.4	$11.0

We intend to pursue strategic relationships to provide resources for further development of our product candidates. We cannot forecast with any degree of certainty whether we will be able to enter into one or more collaboration agreements on favorable terms or at all. We also intend to seek funding through public or private financings. If Vitex is successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences, or privileges senior to those of existing stockholders. There can be no assurance that we will be successful in seeking additional capital.

Beyond 2005, we anticipate substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for PA-457 and the ongoing investment in other products under development by us. We filed a shelf registration statement on Form S-3 in the second quarter of 2005 with the Securities and Exchange Commission (SEC). The registration statement was declared effective in July by the SEC and allows us, from time to time, to offer and sell up to $50 million in equity securities. We plan to fund operations through a combination of additional sales of our stock or debt securities, grants from government agencies, such as the National Institutes of Health, and partnerships for the clinical development and distribution of products, such as PA-457. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following licensing of the product by regulatory authorities. There is no guarantee that we will be able to close new financings, secure additional grants, or enter into commercial partnerships. Other than grants, proceeds from financings and partnerships, we do not anticipate generating cash flow from operations until the licensing and launch of PA-457 in a major market, such as the U.S. or Europe.

The following table represents our outstanding contractual obligations at June 30, 2005, in thousands:

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5
Operating leases	$7,015	$1,307	$4,142	$1,566
Advance/obligation	838	838	—	—
Financed insurance costs	66	66	—	—
Capital lease obligations	10	7	3	—
Notes payable	33	33	—	—
Contracted research support agreements	3,132	3,132	—	—

Total	$11,094	$5,383	$4,145	$1,566

Contracted research support agreements principally include contracts for clinical studies. The research support agreements in the table of contractual obligations above assume that each of the studies is completed as planned. In the event a study or a contract is terminated prior to the planned completion by mutual agreement between the contractor and us, the amount paid under such contracts may be less than the amounts presented above.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123 (R) requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation is not expected to impact our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and acting principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to him by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Control. The Company merged with Panacos on March 11, 2005 and is in the process of reviewing and integrating internal control over financial reporting procedures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 1, 2005, Vitex was served with a complaint filed in the United States District Court for the Eastern District of New York by a former employee of the Melville plasma processing plant which was divested to Precision Pharmaceuticals, Inc. (“Precision”) in August 2001. The complaint alleged that Vitex underpaid overtime pay to this employee while he was employed by Vitex in our Melville plant. On February 18, 2005, we filed a motion to dismiss the claim and, based on a review of the employee’s payroll records, believe that any overtime pay due to this employee would have been less than $1,000. On April 5, 2005, the court conditionally denied our motion to dismiss and granted the employee thirty days to file an amended complaint that more clearly specified the defendants responsible to pay him the overtime he alleged he was owed and the relevant time periods. On May 5, 2005, the employee filed his amended complaint in the United States District Court for the Eastern District of New York against us and Precision. The amended complaint included federal and state overtime claims, as well as an ERISA claim. The employee also alleged that we insufficiently funded his 401(k) account. On May 10, 2005, the employee filed a second amended complaint in the United States District Court for the Eastern District of New York against us and Precision. The second amended complaint contained the same claims as the amended complaint. In June 2005, the suit was discontinued with prejudice. The Company has reached agreement to settle the suit. The terms of the settlement are confidential and its amount is not material to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2005, we held our Annual Meeting of Stockholders. The following matters were approved at that meeting:

1.	The election of Mr. Irwin Lerner as Class I Director to serve until the 2008 Annual Meeting of Stockholders or until a successor is elected and qualified. There were 26,167,447 shares of common stock voted for the election of Mr. Lerner, and 14,082 shares of common stock withheld.

In addition, the terms in office of Mr. Jeremy Hayward-Surry, Mr. Joseph Limber, Mr. John Fletcher, Mr. Eric Linsley, Dr. Herbert Hooper and Dr. Samuel Ackerman continued after the meeting.

2.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year. There were 26,165,473 shares of common stock voted for such ratification, 9,119 shares of common stock voted against such ratifications, holders of 6,937 shares of common stock abstained from the vote, and there were no broker non-votes.

ITEM 6. EXHIBITS

Exhibits

10.1	John R. Barr’s Separation Agreement. Filed herewith.

10.2	Samuel K. Ackerman, M.D.’s Employment Agreement. Filed herewith.

10.3	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed herewith.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: August 12, 2005	/s/ Samuel K. Ackerman
Samuel K. Ackerman, M.D.
President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibits

10.1	John R. Barr’s Separation Agreement. Filed herewith.

10.2	Samuel K. Ackerman, M.D.’s Employment Agreement. Filed herewith.

10.3	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed herewith.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.