Form 10-Q/A
period 2005-06-30
V I TECHNOLOGIES INC
filed 2005-08-15
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

on

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to V.I. Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed on August 12, 2005, is filed solely to correct a typographical error in footnote 5 of the Notes to Consolidated Financial Statements. The correction replaces the $5.6 million with $6.5 million in the first paragraph of the Footnote No. 5.

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

5. Potential Stock Compensation Charges

On March 11, 2005, in connection with the merger between Vitex and Panacos, 57% of Panacos’ unvested employee stock options accelerated. Under FASB Interpretation No. 44, the modification to accelerate vesting effectively renews an award if, absent the modification, the award would have expired unexercisable. The acceleration of the options results in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $8.5 million will only be recognized for those employees who are able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to employees. The potential stock compensation charge will decrease over time, through June 2007, the date all options would have been 100% vested had they not been accelerated. A non-cash charge will only occur in the period in which an “accelerated” employee’s employment is terminated. At June 30, 2005, the remaining potential non-cash stock compensation charge is $6.5 million.

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

ITEM 6. EXHIBITS

Exhibits

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

V.I. TECHNOLOGIES, INC.
(Registrant)

Date: August 15, 2005	/s/ Samuel K. Ackerman
Samuel K. Ackerman, M.D.
President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibits

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Acting Chief Financial Officer. Filed herewith.