Form 10-Q
period 2005-09-30
PANACOS PHARMACEUTICALS, INC.
filed 2005-11-10
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-24241

PANACOS PHARMACEUTICALS, INC.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 4, 2005:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	49,215,244

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 (Unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from September 29, 1999 (inception) to September 30, 2005 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to September 30, 2005 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and for the period from September 29, 1999 (inception) to September 30, 2005 (Unaudited)	6

	Notes to consolidated financial statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,106	$4,879
Restricted cash	250	—
Other receivables, net	119	280
Prepaid expenses and other current assets	382	62

Total current assets	13,857	5,221

Property and equipment, net	2,458	310
Restricted cash	546	125
Other assets	366	675

Total assets	$17,227	$6,331

LIABILITIES, REDEEMABLE PREFERRED STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,195	$2,613
Capital lease obligation, current	5	7
Current portion of notes payable and advances	532	122

Total current liabilities	6,732	2,742

Notes payable, less current portion	—	30
Capital lease obligation, less current portion	1	5
Deferred rent	141	81

Total liabilities	6,874	2,858

Warrants to purchase Redeemable Series B Preferred Stock	—	22
Redeemable Series C Preferred Stock, par value $0.001 per share, 24,138 shares authorized, issued and outstanding at December 31, 2004	—	19,199

Redeemable Series B Preferred Stock, par value $0.001 per share; 10,115 shares authorized, 7,392 shares issued and outstanding at December 31, 2004	—	10,698

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; authorized 1,000 shares at September 30, 2005; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 550,000 shares; issued and outstanding 40,901 shares at September 30, 2005; authorized 15,000 shares, 1,453 shares issued and outstanding at December 31, 2004	409	15
Additional paid-in capital	86,615	670
Deferred compensation	(552)	(1,790)
Deficit accumulated during the development stage	(76,119)	(25,341)

Total stockholders’ equity (deficit)	10,353	(26,446)

Total liabilities, redeemable preferred stock and warrants, and stockholders’ equity (deficit)	$17,227	$6,331

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to September 30, 2005
	2005	2004	2005	2004
Revenues:
Research funding	$148	$339	$882	$834	$5,010

Operating expenses:
Research and development	3,847	2,464	12,759	6,730	36,060
General and administrative	2,162	519	5,880	1,564	11,058
In-process research and development	—	—	19,417	—	19,417
Impairment charges	—	—	13,773	—	13,773

Total operating expenses	6,009	2,983	51,829	8,294	80,308

Loss from operations	(5,861)	(2,644)	(50,947)	(7,460)	(75,298)

Interest income (expense), net	86	17	208	(86)	98
Other (expense), net	(19)	—	(4)	—	(4)

Net loss	(5,794)	(2,627)	(50,743)	(7,546)	(75,204)
Accretion of preferred stock dividends	—	568	—	1,350	4,050

Net loss available to common stockholders	$(5,794)	$(3,195)	$(50,743)	$(8,896)	$(79,254)

Basic and diluted net loss per share	$(0.15)	$(2.20)	$(1.71)	$(11.15)

Weighted average shares used in calculation of basic and diluted net loss per share	39,785	1,452	29,702	798

Pro Forma:
Net loss	$(5,794)	$(2,627)	$(50,743)	$(7,546)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.12)	$(1.45)	$(0.43)

Pro forma weighted average shares used in calculation of basic and diluted net loss per share	39,785	22,744	35,083	17,748

NOTE: PRO FORMA calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Period from September 29, 1999 (inception) to September 30, 2005

(in thousands, except per share date)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)
Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)
Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	(3,453)	(2,682)
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)
Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Period from September 29, 1999 (inception) to September 30, 2005

(in thousands, except per share date)

(unaudited)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	(13,045)	(13,040)
Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)
Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	(25,341)	(26,446)
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	88	1	—	—	16	—	—	17
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	(10)
Acquisition of V.I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,177	271	438	(4)	62,735	(30)	—	62,972
Issuance of common stock on March 11; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	18,112
Cancellation of treasury stock on April 29	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—
Issuance of common Stock on April 29: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	2,187
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	55	1,497	—	1,552
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(50,743)	(50,743)
Balance at September 30, 2005	—	$—	—	$—	—	$—	40,901	$409	—	$—	$86,615	$(552)	$(76,119)	$10,353

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from September 29, 1999 (inception) to September 30 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(50,743)	$(7,546)	$(75,204)

Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	19,417	—	19,417
Impairment charges	13,773	—	13,773
Non-cash operating expenses	—	—	1,052
Depreciation and amortization	467	60	751
Amortization of deferred financing costs	1	114	178
Amortization of deferred stock compensation	1,552	423	2,160
Loss on disposal of fixed assets	29	—	29
Non-cash income	(20)	—	(20)

Changes in operating accounts, net of acquisition:
Other receivables, net	381	(88)	102
Prepaid expenses and other current assets	243	(39)	180
Other assets	—	10	(59)
Accounts payable and accrued expenses	291	1,227	2,825
Deferred rent	60	14	141

Net cash used in operating activities	(14,549)	(5,825)	(34,675)

Cash flows from investing activities:
Cash paid for merger, net of cash received	126	(222)	(325)
Additions to property and equipment	(90)	(75)	(575)
Restricted cash	174	—	48

Net cash provided by (used in) investing activities	210	(297)	(852)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net	—	14,887	23,076
Proceeds from issuances of common stock, net	20,299	—	20,299
Proceeds from exercise of stock options	17	—	47
Proceeds from exercise of warrants	3,163	—	3,163
Proceeds from borrowings on notes payable	88	500	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Repayment on advances, notes payable, and capital lease obligations	(923)	(639)	(1,896)
Payment of shelf registration costs	(78)	—	(78)

Net cash provided by financing activities	22,566	14,748	48,633

Net increase in cash and cash equivalents	8,227	8,626	13,106
Cash and cash equivalents, beginning of period	4,879	476	—

Cash and cash equivalents, end of period	$13,106	$9,102	$13,106

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. (“Panacos”) and V.I. Technologies, Inc. (“V.I. Technologies”) entered into a merger agreement, as amended, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company (the “Company”).

The Company’s principal business is to develop next generation anti-infective products through the discovery and development of small molecule oral drugs designed to treat Human Immunodeficiency Virus (“HIV”), and other major human viral diseases. Prior to the merger, Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drug candidates that inhibit virus maturation, a new drug target discovered by Panacos and its academic collaborators.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding; its future profitability; protection of patents and proprietary rights; uncertainties regarding the development of the Company’s technologies; the success of its clinical trials; competition and technological change; governmental regulations, including the need for U.S. Food and Drug Administration (“FDA”) product and other approvals; and attracting and retaining key officers and employees.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2005, has an accumulated deficit of $76.1 million. Management believes that its cash on hand at the end of the third quarter of $13.1 million combined with the approximate net proceeds of $81.0 million (see Note 3) received as a result of a secondary public offering that closed on October 12, 2005 will be sufficient to support the Company’s operations into the second half of 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and footnotes thereto of Panacos for the years ended December 31, 2004, 2003 and 2002 which are included in the Company’s final form of prospectus filed under Rule 424(b)(1) with the Securities and Exchange Commission (“SEC”) on March 28, 2005. Additional information can also be found in the consolidated financial statements and footnotes thereto included in V.I. Technologies Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 3, 2005.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and planned principal operations.

Revenue Recognition

The Company recognizes revenues under research collaborations, including grants received from the United States government, as the research costs eligible for reimbursement under the collaboration agreements are incurred. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the combined amounts of $148,000 and $339,000 for the three months ended September 30, 2005 and 2004, respectively and $882,000 and $834,000 for the nine months ended September 30, 2005, and 2004, respectively.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. (in thousands)

	September 30,
	2005	2004
Common stock options	5,058	3,165
Common stock warrants	4,116	23

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. The Company recorded approximately $0.2 million and $1.6 million in stock compensation expense during the three and nine months ended September 30, 2005, respectively, due to accelerated vesting of stock options in the first quarter, the lapse of restrictions on restricted stock and expense associated with consultant options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. (in thousands)

	Three Months Ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net loss available to common stockholders
As reported	$(5,794)	$(3,195)	$(50,743)	$(8,896)

Add: Stock-based employee compensation expense determined under the fair value method	446	211	1,941	455
Deduct: Stock-based employee compensation expense included in reported net loss	148	196	1,413	419

Pro forma	$(6,092)	$(3,210)	$(51,271)	$(8,932)

Basic and diluted net loss per share:
As reported	$(0.15)	$(2.20)	$(1.71)	$(11.15)
Pro forma	$(0.15)	$(2.21)	$(1.73)	$(11.19)

Pro forma basic and diluted net loss per share, assuming the conversion of the preferred stock to common stock on the dates the preferred stock was originally issued and the effects of eliminating the accretion of preferred stock dividends, would be ($0.15) and ($0.12) for the three months ended September 30, 2005 and 2004, respectively, and ($1.46) and ($0.43) for the nine months ended September 30, 2005 and 2004, respectively.

Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Company’s financial position and results of operations will be impacted in periods subsequent to 2005.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. Panacos will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation is not expected to impact the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain prior period balances have been reclassified to conform with 2005 financial statement presentation.

2. Merger

On June 2, 2004, Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, November 28, December 8, 2004, and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under the terms of the transaction, V.I. Technologies issued 22.7 million shares of its common stock (as adjusted for V.I. Technologies’ recent 1:10 reverse stock split) for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million (as adjusted for its recent reverse stock split) shares of V.I. Technologies common stock outstanding, and the outstanding V.I. Technologies options and warrants, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 6.75275 (0.67528 as adjusted for V.I. Technologies’ recent reverse stock split) shares of V.I. Technologies common stock.

In addition, each Panacos stock option and warrant that was outstanding on the closing date was converted to a V.I. Technologies option or warrant, respectively, by multiplying the Panacos options and warrants by the ratio provided above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options and warrants is subject to the same terms and conditions that were in effect for the related Panacos options and warrants, respectively. Further, as a result of the merger, options to purchase an aggregate of 2.0 million shares of Panacos common stock that were held by officers and directors of Panacos immediately vested (see Note 5).

Merger Purchase Price

The unaudited consolidated financial statements reflect the merger of Panacos with V.I. Technologies as a reverse merger wherein Panacos is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, V.I. Technologies’ 5.5 million (as adjusted for its recent reverse stock split) outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the Nasdaq National Market of $5.80 (as adjusted for its recent reverse stock split) per share for the two days prior to through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the V.I. Technologies outstanding stock options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $5.80 (as adjusted for the recent reverse stock split), which is the value ascribed to the V.I. Technologies shares in determining the purchase price; volatility of 60%-72%; risk-free interest rate of 2.60%-4.03%; and an expected life of 0.1 years-4.0 years.

The purchase price is summarized as follows (in thousands):

Fair value of V.I. Technologies outstanding common stock	$31,596
Fair value of V.I. Technologies outstanding stock options	122
Fair value of V.I. Technologies outstanding warrants	906
Estimated merger costs	1,160

33,784
Less: Amount related to unvested stock options and restricted stock allocated to deferred compensation, based on implicit value of unvested V.I. Technologies stock options and restricted stock.	(31)

Total purchase price	$33,753

Merger Purchase Price Allocation

The purchase price allocation is as follows (in thousands):

Fair value of in-process research and development costs	$19,417
Fair value of intangible asset – workforce	5,437
Tangible assets acquired, including $610 in cash and cash equivalents	14,909
Liabilities assumed	(6,010)

Net assets acquired	$33,753

For accounting purposes, the transaction is being treated as an acquisition of assets and not a business combination because V.I. Technologies did not meet the definition of a business under Emerging Issues Task Force (“EITF “) 98-3, Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because V.I. Technologies is not considered a “business” as defined by the applicable accounting rules in effect at the time of the merger, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

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

The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to the INACTINE™ program based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the INACTINE™ product. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train V.I. Technologies employees (see Note 4).

3. Equity

Secondary Public Offering

The Company announced on September 28, 2005 that it had filed a preliminary prospectus supplement to its two effective shelf registration statements filed with the SEC relating to a proposed underwritten public offering of approximately 8,000,000 shares of its common stock. The Company closed the offering on October 12, 2005, issuing 8,250,000 shares of common stock at a per share price of $10.50 raising gross proceeds of $86.6 million or approximate net proceeds of $81.0 million. In connection with the financing, the Company incurred approximately $5.6 million in transaction costs. All of the shares were sold by the Company.

Private Placement

On December 9, 2004, V.I. Technologies entered into a Securities Purchase Agreement with a group of investors, including Ampersand Ventures, an existing investor in V.I. Technologies and Panacos, and A.M. Pappas & Associates, LLC, an existing investor in Panacos, and other Panacos investors. The closing of the $20 million financing was subject to the completion of the merger with Panacos. Upon the closing of the financing on March 11, 2005, the Company issued 10.0 million shares of its common stock (as adjusted for its recent reverse stock split), at a per share price of $2.00 (as adjusted for its recent reverse stock split), and warrants to purchase 4.7 million shares of its common stock (as adjusted for its recent reverse stock split) to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger. In connection with the private placement, the Company filed a registration statement relating to the resale of the common stock sold in the private placement on April 4, 2005, which became effective on June 20, 2005. In connection with the financing, the Company incurred approximately $1.9 million in transaction costs.

Reverse Split

At the close of business on March 14, 2005, the Company effected a 1-for-10 reverse split of its common stock, and shares began trading on a post-split basis on March 15, 2005. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.01. All share and per share amounts have been restated to reflect the reverse split for all periods presented.

Rights Offering

On March 28, 2005, the SEC declared effective a registration statement for the offering of the Company’s common stock with a maximum value of $5.5 million through the distribution of subscription rights to V.I. Technologies’ stockholders. Under the terms of the rights offering, V.I. Technologies’ stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.7 million shares of its common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. The Company issued 1.2 million shares of its common stock, at a per share price of $2.00, to the investors in the rights offering. Under the terms of the Securities Purchase Agreement, the Company’s stockholders, Ampersand Ventures and A.M. Pappas & Associates, LLC, were contractually obligated to refrain from exercising their subscription rights in the rights offering. In connection with the financing, the Company incurred approximately $0.3 million in transaction costs.

Redeemable Preferred Stock

In March and April 2004, Panacos issued approximately 20.0 million shares of Series C Redeemable Preferred Stock at $0.759 per share for gross cash proceeds of approximately $15.2 million. Panacos also issued 4.1 million shares of Series C Redeemable Preferred Stock valued at $0.759 per share in satisfaction of principal of $3 million and related accrued interest of approximately $0.1 million on convertible secured notes payable held by certain stockholders. On March 11, 2005, the shares of Panacos Series C Redeemable Preferred Stock were exchanged for 16.3 million shares of V.I. Technologies common stock as a result of the merger.

Dividends were cumulative and accrued on each outstanding share of Series C Redeemable Preferred Stock at 8% per annum. Upon the conversion of the Series C Redeemable Preferred Stock into common stock, the accrued and unpaid dividends of $1.4 million on the Series C Redeemable Preferred Stock were not payable and thus were recorded to additional paid-in capital upon the merger with V.I. Technologies on March 11, 2005.

In November 2000, Panacos issued approximately 2.7 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of approximately $3.0 million. In January 2001, Panacos issued 0.2 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of $0.3 million. In January 2002, Panacos issued 4.5 million shares of Series B Redeemable Preferred Stock for $1.116 per share, for net proceeds of $5.0 million. On March 11, 2005, the shares of Panacos Series B Redeemable Preferred Stock were exchanged for 5.0 million shares of V.I. Technologies common stock as a result of the merger.

Dividends were cumulative and accrued on each outstanding share of Series B Redeemable Preferred Stock at 8% per annum. Upon the conversion of the Series B Redeemable Preferred Stock into common stock, the accrued and unpaid dividends of $2.6 million on the Series B Redeemable Preferred Stock were not payable and thus recorded to additional paid-in capital upon the merger with V.I. Technologies on March 11, 2005.

Series A Preferred Stock

In January 2000, Panacos issued 1.5 million shares of Series A Preferred Stock in exchange for technology developed by Boston Biomedica, Inc., valued at $50,000. The technology was transferred at Boston Biomedica Inc.’s historical cost.

In conjunction with the Series C Redeemable Preferred Stock offering in 2003 discussed above, Panacos amended and restated its certificate of incorporation. This amendment included a mandatory conversion provision of the Series A Preferred Stock should the Series A Preferred Stockholder choose not to purchase its pro-rata share of a qualified financing. The Series C Redeemable Preferred Stock offering met the threshold of a qualified financing. The Series A Preferred Stockholder elected not to participate in this financing. As a result, the Series A Preferred Stock was converted, on a one for one basis, to common stock.

4. Impairment of Long-Lived Assets

On March 11, 2005, the Company recorded impairment charges of $8.1 million and $4.0 million, or an aggregate of $12.1 million, on the property and equipment and the workforce intangible asset balances, respectively. Upon the completion of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the carrying value of its long-lived assets (INACTINE™-specific property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the carrying value of the assets to their estimated fair values.

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ system for red blood cells (see Note 7), the Company recorded an impairment charge of $1.7 million. The impairment charge was comprised of $1.3 million and $0.4 million for the write-off of workforce intangible asset and equipment, respectively.

5. Potential Stock Compensation Charges

On March 11, 2005, in connection with the merger between V.I. Technologies and Panacos, 57% of Panacos’ unvested employee stock options accelerated. Under FASB Interpretation No. 44, a modification to accelerate vesting effectively renews an award if, absent the modification, the award would have expired unexercisable. The acceleration of the options resulted in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $8.5 million will only be recognized for those employees who are able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company has not accrued any compensation costs at this time as it is not able to estimate the potential benefit to employees. Based on accounting rules currently in effect, the potential stock compensation charge would decrease over time, through June 2007, the date all options would have been 100% vested had they not been accelerated. However, due to the planned adoption of FAS 123R in fiscal year 2006, the Company anticipates that this potential charge will be eliminated after December 31, 2005. A charge of $25,000 was recorded due to the termination of one employee during the three months ended September 30, 2005. At September 30, 2005, the remaining potential non-cash stock compensation charge is $6.4 million.

On April 7, 2005, the Company granted 860,000 stock options to its Chief Executive Officer. Subsequent modifications to the vesting provisions of the original grant resulted in a potential additional non-cash stock-based compensation cost of approximately $1.4 million which will be recognized if the officer leaves the Company prior to April 2010. In that case the charge would be the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to the officer. However, due to the planned adoption of FAS 123R in fiscal year 2006, the Company anticipates that this potential charge will be eliminated after December 31, 2005.

6. Executive Severance Charge

The Company recorded a severance charge of approximately $0.7 million during the nine months ended September 30, 2005 for an executive officer. Of the $0.7 million, $0.2 million related to a non-cash stock compensation charge.

7. INACTINE™ Update

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was V.I. Technologies’ principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded impairment charges of $0.4 million and $1.3 million on the property and equipment and the workforce intangible asset balances, respectively. (see Note 4)

In November 2004, V.I. Technologies suspended enrollment in its Phase III surgical, or acute, study for the INACTINE™ system, following identification of an immune response to INACTINE™-treated red cells in one patient in the study during ongoing immunologic testing of subjects enrolled in the trial. The suspension in enrollment meant that both the Phase III trial of INACTINE™ for acute indications and the Phase III trial of INACTINE™ for chronic indications, described in more detail below, have been halted, in the case of the chronic trial, following a clinical hold by the FDA. Although no clinical consequences of the immune response in the acute trial are apparent based on review of available data, additional patients will not be enrolled in the trial. V.I. Technologies notified the FDA that it had suspended enrollment in the study. Since that time V.I. Technologies conducted a series of experiments designed to attempt to identify treatment conditions which reduce the likelihood of an immune response that was observed in the Phase III trials. Based on testing completed to date, V.I. Technologies was unable to identify a set of conditions that would result in a system that was both technically and commercially feasible. V.I. Technologies’ Phase III chronic study of INACTINE™ red cells was placed on clinical hold by the FDA due to the availability of insufficient safety information, and was subsequently halted by V.I. Technologies following a review by an independent data safety monitoring committee (“DSMC”), in November 2003. The halting of the study by V.I. Technologies was due to antibody formation in sickle cell anemia patients receiving repeat transfusions of INACTINE™ -treated red cells. The Phase III trial of INACTINE™ for chronic indications was designed to be conducted in two sequential parts, Part A and Part B. The purpose of Part A was to allow assessment of the safety of INACTINE™ -treated red cells in the patient population under study prior to proceeding to Part B. Enrollment in the chronic trial was stopped prior to initiation of Part B on the recommendation in November 2003 of the DSMC, which was charged with reviewing the data from Part A of the study, following the FDA’s clinical hold on the trial due to availability of insufficient safety information.

Prior to the suspension of the surgical trial, the FDA had expressed concerns regarding the licensing of the current INACTINE™ system for an acute indication in light of the presence of antibodies observed in the chronic trial, and had requested justification from V.I. Technologies for pursuit of an acute-only indication in the context of these findings. The FDA had also indicated that a control system with respect to an acute-only indication would be required to ensure that patients who had previously received red cells treated by the current INACTINE™ system did not receive INACTINE™ red cells in subsequent hospitalizations. V.I. Technologies presented proposals to the FDA on supplemental clinical trials. However, the FDA indicated that it would require the review of additional data, including the results of the Phase III trial for INACTINE™ in acute indications, before fully responding to V.I. Technologies’ proposals for additional clinical trials. The occurrence of an immune response in the acute trial and the decision to suspend enrollment in it would have required the Company to present to the FDA a regulatory plan for approval of INACTINE™ that takes into account all findings to date, which would likely have significantly delayed determination of any acceptable regulatory pathway. The FDA had indicated that any such regulatory plan for the acute-only indication must address the development of a control system, as described above. In addition, the Compnany believes that modifications to the current INACTINE™ process that are designed to reduce the likelihood of an immunologic response to treated red cells would also likely have been required. Prior to the suspension of enrollment in the acute study, the FDA also directed V.I. Technologies to implement additional patient safety monitoring procedures in the Phase III acute trial. V.I. Technologies implemented these procedures and, until accrual into the trial was suspended, was periodically updating the FDA on the trial data. While the Company believes that the steps taken addressed the FDA recommendations prior to suspending enrollment in the acute trial, further steps would likely have been required by the FDA, should the Company have requested FDA approval to continue enrollment in this study. V.I. Technologies also received from the FDA a written request for further information relating to an August 2004 amendment to its IND. The amendment included responses to questions raised by the FDA relating to procedures for patient safety monitoring used in the Phase III chronic study, which had been placed on clinical hold by the FDA due to the availability of insufficient safety information, and subsequently halted by V.I. Technologies following a DSMC review. V.I. Technologies responded to the FDA’s request.

With the Phase III trial for INACTINE™ in chronic indications halted by V.I. Technologies, following the clinical hold by the FDA and the subsequent review by the DSMC, and enrollment suspended in the Phase III trial for INACTINE™ in acute indications, the Company’s ongoing development plan for INACTINE™ for chronic, acute or other indications was highly uncertain. The Company performed preclinical testing on modifications to the INACTINE™ process that were designed to reduce the likelihood of an immunologic response to treated red cells. However, to date the Company has not identified a set of conditions that result in a reduction in the likelihood of an immunologic response and that is both technically and commercially feasible. There can be no assurance, had the Company decided to continue development of the INACTINE™ system, that the Company would have been able to identify a set of conditions that would reduce the likelihood of an immune response that is also technically and commercially feasible. There was also no assurance that the Company could develop a control system that will be technically feasible, approved by the FDA, and economically viable. Based on the uncertainty in developing a technically and commercially feasible modification to the INACTINE™ system that the FDA would permit to restart clinical trials, as well as the associated investment in both development and clinical programs, V.I. Technologies decided to concentrate resources on the development and commercialization of the HIV therapeutics acquired as a result of the merger with Panacos.

8. Legal Proceedings

Red Cell Processing Laboratory

In 2002, V.I. Technologies invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, V.I. Technologies concluded that this site was not required. In fiscal year 2003, V.I. Technologies recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. V.I. Technologies anticipated subleasing the facility under terms similar to its primary lease obligations or reaching a satisfactory lease termination agreement with the landlord. In February 2004, the lease on that facility was terminated by the landlord who retained a twelve-month security deposit posted by V.I. Technologies in the amount of $0.17 million, which was charged against a reserve established in fiscal year 2003. In the fourth quarter of 2004, the landlord filed a complaint against V.I. Technologies seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate plus associated costs. In late 2004, based on the evidence then provided, namely the landlord’s affidavits, the trial court issued an order preventing V.I. Technologies from using up to $300,000 of its assets except in the ordinary course of business, and further, allowed an attachment of $250,000 of V.I. Technologies’ funds as security, included in restricted cash within current assets on the accompanying unaudited consolidated balance sheet, for a potential future judgment in the landlord’s favor. Since the court’s orders, V.I. Technologies has sent certain discovery requests to the landlord, including a request for the production of documents to support the landlord’s claims. In response, the landlord has provided documents to support its calculations, however, certain of the damages calculations remain unsupported and are disputed by the Company. The Company has reached agreement to settle the suit in October 2005. At September 30, 2005, the Company has sufficient reserves to cover the settlement, and its amount is not material to the consolidated financial statements.

Former Employee Suits

On February 1, 2005, V.I. Technologies was served with a complaint filed in the United States District Court for the Eastern District of New York by a former employee of the Melville plasma processing plant which was divested to Precision Pharmaceuticals, Inc. (“Precision”) in August 2001. The complaint alleged that V.I. Technologies underpaid overtime pay to this employee while he was employed by V.I. Technologies in its Melville plant. On February 18, 2005, V.I. Technologies filed a motion to dismiss the claim and, based on a review of the employee’s payroll records, believes that any overtime pay due to this employee would have been less than $1,000. On April 5, 2005, the court conditionally denied the Company’s motion to dismiss and granted the employee thirty days to file an amended complaint that more clearly specified the defendants responsible to pay him the overtime he alleged he was owed and the relevant time periods. On May 5, 2005, the employee filed his amended complaint in the United States District Court for the Eastern District of New York against the Company and Precision. The amended complaint included federal and state overtime claims, as well as an ERISA claim. The employee also alleged that the Company insufficiently funded his 401(k) account. On May 10, 2005, the employee filed a second amended complaint in the United States District Court for the Eastern District of New York against the Company and Precision. The second amended complaint contained the same claims as the amended complaint. In June 2005, the suit was discontinued with prejudice. The Company has reached agreement to settle the suit, and the settlement amount is not material to the financial statements.

Also on February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by another former employee of the Melville plant. V.I. Technologies divested the Melville plant to Precision in August 2001. Precision is also a party to the suit. The suit is a class action in which the lead plaintiff, representing the class, claims that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. On February 23, 2005, V.I. Technologies filed a motion to dismiss the class action allegations of the complaint. That motion is currently pending before the court. The Company is in the process of analyzing employee payroll records for the period in question, which, based on the statute of limitations, the Company believes to be from approximately February 1999 to August 2001, and we intend to contest the claim vigorously. At September 30, 2005, the Company believes that it has sufficient reserves to cover its litigation of this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Panacos Pharmaceuticals, Inc. (which we refer to as we, us, Panacos or the Company) seeks to develop next-generation anti-infective products through the discovery and development of small molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our lead product candidate is PA-457, a novel once-daily oral maturation inhibitor in Phase 2 clinical development for the treatment of HIV. In addition, our pipeline includes second-generation maturation inhibitors, small molecule HIV fusion inhibitors, and a third-generation maturation inhibitor program.

PA-457 is a once-daily oral small molecule HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Maturation inhibition occurs at the end of the virus life cycle as newly formed HIV matures into infectious virus particles. PA-457 blocks a key step in the processing of a viral core protein called capsid, so that, following PA-457 treatment, virus particles released from cells are immature and non-infectious. Preclinical studies have shown that PA-457 retains full activity against virus strains resistant to currently approved drugs, is effective in an animal model of HIV infection and should be suitable for use in combination therapy with other drugs. Based on currently available clinical data, we believe that PA-457 has the potential to play an important role in treating both treatment-experienced patients and patients previously untreated.

We recently announced the completion of a Phase 2a clinical trial of PA-457, and provided preliminary analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, compared to placebo (p<0.0001 at the highest dose of 200mg once daily). The median reduction in viral load at this dose was 1.03 log10, or a 91% decrease.

In the randomized, double-blind, placebo-controlled Phase 2a trial, performed at leading academic centers in the United States, PA-457 at one of four doses (25mg, 50mg, 100mg or 200mg) or placebo (six to eight patients per group) was administered orally once daily for ten days to HIV-infected patients who were not on other antiretroviral therapy during the trial and for at least the previous 12 weeks. The primary endpoint was viral load reduction on Day 11. Secondary endpoints included safety, tolerability and pharmacokinetics.

A previous Phase 1/2 clinical study indicated that a single oral dose of PA-457 has antiviral activity in HIV-infected patients, including individuals infected with drug resistant strains. In this study, PA-457 at one of three doses (75mg, 150mg or 250mg; six patients per group) or placebo (six patients) was administered in a single oral dose to HIV-infected patients who were not on other antiretroviral therapy during the study and for at least the previous four weeks.

At the 150mg and 250mg doses, a single oral dose of PA-457 resulted in statistically significant reductions in viral load compared to placebo at multiple time points following dosing. A decrease in viral load of up to approximately 0.3 log10, or 50%, was seen in eight of twelve patients receiving these doses, with a decrease of approximately 0.7 log10, or 80%, in four of these patients.

Single dose and multiple dose Phase 1 studies of PA-457 were also performed in uninfected volunteers. In these studies, PA-457 was well tolerated, with good oral bioavailability and favorable pharmacokinetics including a long half life (approximately 2.5 to 3 days) that appear to support a once-daily dosing regimen.

We are preparing to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the first half of 2006. In this trial, PA-457 will be administered to HIV-infected patients in combination with approved HIV drugs. We intend to enroll approximately 180 to 240 patients who will receive PA-457 in multiple doses or placebo in conjunction with approved HIV drugs to determine the optimum dose of PA-457 for Phase 3 clinical trials. Endpoints are expected to include viral load reduction and safety after several months of dosing. The U.S. Food and Drug Administration, or FDA, recently indicated that PA-457 should be evaluated in two drug interaction studies, prior to initiation of Phase 2b, to study the possible effects of co-administration of the drug with ritonavir or atazanavir. The FDA recommendation is consistent with FDA ongoing guideline development related to drugs that, like PA-457, are metabolized by an enzymatic process called glucuronidation. We plan to complete these studies in early 2006. Prior to the initiation of the Phase 2b trial, we will also need to complete chronic toxicology studies and development of a tablet form of the drug, both of which are in progress, as well as agree with the FDA on doses to be used in the trial.

The FDA has granted Fast Track designation to PA-457. Fast Track designation may be granted to a new drug when the FDA determines that the specific indication for which the drug is being studied is serious or life-threatening and that the drug demonstrates the potential to address unmet medical needs for that indication. Developers of Fast Tracked products have greater access to FDA resources as well as eligibility for submission of a rolling New Drug Application, or NDA. In addition, Fast Track designation may make the NDA eligible for priority FDA review and/or accelerated approval.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. Second-generation maturation inhibitors are chemical analogs of PA-457 whereas our third-generation program seeks to discover maturation inhibitors with different chemical structures. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development with a goal of filing an Investigational New Drug Application, or IND, for a second-generation maturation inhibitor during 2006.

We also have a research and development program focused on the initial step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. The only approved HIV fusion inhibitor, Fuzeon, is a protein drug which is expensive to manufacture and is administered only by injection. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this successfully to identify novel small molecule HIV fusion inhibitors. These compounds are currently being optimized to generate an oral drug candidate suitable for clinical testing.

Our Commercial Strategy. We plan to conduct Phase 3 clinical trials in both treatment-experienced and previously untreated HIV-infected patients. We plan to file initially for accelerated regulatory approval of PA-457 for therapy of treatment-experienced patients based on 24-week clinical trial data, followed by therapy of previously untreated patients based on 48-week data. Although we believe that we could successfully develop and market PA-457 without a strategic corporate collaboration, we are also exploring corporate collaboration opportunities to facilitate the development and commercialization of PA-457. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc. (the “former Panacos”), a private company founded in 1999 to develop small molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE™ system.

On June 2, 2004, V.I. Technologies entered into an Agreement and Plan of Merger with the former Panacos. The merger agreement was amended on November 5, 2004, November 28, 2004, December 8, 2004 and February 14, 2005. Under the merger agreement, as amended, V.I. Technologies issued 22,747,553 shares of our common stock (as adjusted for our recent reverse stock split), at the closing on March 11, 2005. Immediately following the closing of the merger, former Panacos shareholders owned approximately 80.6% of the combined company, before the effect of the shares issued in the financing described below. Prior to the merger, former Panacos’ principal business involved the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. Former Panacos’ proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, former Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drugs that inhibit virus maturation, a new drug target discovered by former Panacos.

On December 9, 2004, V.I. Technologies entered into a Securities Purchase Agreement with a group of investors, including an existing investor in us and former Panacos, Ampersand Ventures, and an existing investor in former Panacos, A.M. Pappas & Associates, LLC, and several other former Panacos investors. The closing of the financing occurred on March 11, 2005. Upon the closing of the financing, V.I. Technologies issued 9,999,998 shares of its common stock (as adjusted for our recent reverse stock split), at a per share price of $2.00 (as adjusted for our recent reverse stock split), and warrants to purchase 4,717,499 shares of our common stock (as adjusted for our recent reverse stock split) to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger.

On March 28, 2005, the SEC declared effective a registration statement for the offering of our common stock with a maximum value of $5.5 million through the distribution of subscription rights to our stockholders. Under the terms of the rights offering, V.I. Technologies’ stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2,750,000 shares of our common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. We issued 1.2 million shares of common stock to those participants who exercised their rights in the offering. Under the terms of the Securities Purchase Agreement, our stockholders Ampersand and A.M. Pappas & Associates, LLC were contractually obligated to refrain from exercising their subscription rights in the rights offering.

At the close of business on March 14, 2005, we effected a 1-for-10 reverse split of our common stock, and shares began trading on a post-split basis on March 15, 2005.

We announced on September 28, 2005 that we had filed a preliminary prospectus supplement to its two effective shelf registration statements filed with the Securities and Exchange Commission, or SEC, relating to a proposed underwritten public offering of approximately 8.0 million shares of its common stock. We closed the offering on October 12, 2005 issuing 8.25 million shares of common stock at a per share price of $10.50, raising approximate net proceeds of $81 million.

We fund our operations primarily through sale of preferred stock, common stock, partner collaborations, research and development grants and debt. We believe that cash and cash equivalents on hand at the end of the third quarter of $13.1 million combined with the approximate net proceeds of $81.0 million received in the secondary public offering that closed on October 12, 2005 will be sufficient to support the our operations into the second half of 2007.

We were organized under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is www.panacos.com. The contents of our website are not part of this quarterly report.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates.

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

We are reimbursed certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses are determined.

Long-Lived Assets

Our long-lived assets, which consist of property and equipment and an intangible asset, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from 3 to 15 years. We amortize acquired intangible asset (workforce) using the straight-line method over the estimated economic life of 4 years. During the second quarter of 2005, we wrote off the remaining value of the workforce (see Note 4 to the Unaudited Consolidated Financial Statements). Determining the lives of our long-lived assets requires us to make significant judgments and estimates, and can materially impact our results of operations.

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in our business or industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis, and could result in significantly different asset impairment charges. As discussed in Note 4 to the Unaudited Consolidated Financial Statements, we recorded impairment charges of $1.7 million and $12.1 million during the quarters ended June 30, 2005 and March 31, 2005, respectively. At September 30, 2005 long-lived assets consisted of net property and equipment totaling approximately $2.5 million.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants where appropriate, and then making and recording our best judgment of potential loss under the guidance of SFAS No. 5, Contingencies. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

Acquisition

We have applied purchase accounting in our acquisition. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we periodically adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

RESULTS OF OPERATIONS

On June 2, 2004, the former Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, November 28, December 8, 2004 and February 15, 2005. The merger was approved by both V.I. Technologies and the former Panacos stockholders on March 10, 2005 and was consummated on March 11, 2005. For accounting purposes, the transaction is considered a “reverse merger” under which the former Panacos is considered the acquirer of V.I. Technologies. Accordingly, the historical results of the former Panacos are now reflected in the results of the combined company.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues:

Research Funding

Q3 2005	Q3 2004	Increase/(Decrease)%
$0.1 million	$0.3 million	$(0.2 million	)	56%

Revenues decreased in the three months ended September 30, 2005 by 56% to $0.1 million from $0.3 million in revenues earned during the three months ended September 30, 2004. The decrease reflects lower NIH grant funding in 2005 and the completion of other NIH grants in the second quarter of 2005.

Operating Expenses:

Research and Development

Q3 2005	Q3 2004	Increase/(Decrease)%
$3.8 million	$2.5 million	$1.3 million	56%

Research and development spending for the three months ended September 30, 2005 increased by $1.3 million, or 56%, to $3.8 million from $2.5 million in the comparable period in the prior year. The increase is primarily due to increased spending on the PA-457 development program, increased research and development infrastructure as a result of the merger and increased research and development spending for our other programs in HIV.

General and Administrative

Q3 2005	Q3 2004	Increase/(Decrease)%
$2.2 million	$0.5 million	$1.7 million	317%

General and administrative expenses for the three months ended September 30, 2005 increased by $1.7 million, or 317%, to $2.2 million from $0.5 million in the comparable period in the prior year. The primary driver of the increase is the addition of the public company infrastructure of V.I. Technologies as a result of the merger in March 2005.

Interest Income (Expense), Net

Q3 2005	Q3 2004	Increase/(Decrease)%
$86,000	$17,000	$69,000	406%

Interest income, net increased by $69,000, or 406%, a direct result of higher average cash balances over prior year levels in the comparable period. The higher cash balance resulted from proceeds received primarily from the private placement, rights offering and warrant exercises transacted throughout the nine months ended September 30, 2005.

Other (Expense), Net

Q2 2005	Q2 2004	Increase/(Decrease)%
$(19,000)	—	$(19,000)	N/A

For the three months ended September 30, 2005, we recognized a $19,000 loss on the disposal of fixed assets.

Accretion of Preferred Stock Dividends

During the three months ended September 30, 2004, we recorded accretion of preferred stock dividends of $568,000. As a result of the merger, on March 11, 2005 all issued and outstanding shares of preferred stock were exchanged for common stock resulting in no accretion of preferred stock dividends during the three months ended September 30, 2005.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues:

Research Funding

YTD 2005	YTD 2004	Increase/(Decrease)%
$0.9 million	$0.8 million	$0.1 million	6%

Revenues of $0.9 million were slightly higher for the nine months ended September 30, 2005 than in the comparable prior year period. Funding under the Respiratory Syncytial Virus fusion grant increased by $0.1 million in 2005 as this grant was not in effect for the entire period during 2004. Offsetting this increase were decreases to the HIV fusion grant as the grant program was completed in the second quarter of 2005, and a decrease in the sub-contract revenue as personnel were utilized on other projects.

Operating Expenses:

Research and Development

YTD 2005	YTD 2004	Increase/(Decrease)%
$12.8 million	$6.7 million	$6.1 million	90%

Research and development costs for the nine months ended September 30, 2005 increased by $6.1 million, or 90%, to $12.8 million from $6.7 million in the comparable period in the prior year. The increase is primarily due to increased spending on the PA-457 development program, increased research and development infrastructure as a result of the merger and increased research and development spending for our other programs in HIV.

General and Administrative

YTD 2005	YTD 2004	Increase/(Decrease)%
$5.9 million	$1.6 million	$4.3 million	276%

General and administrative expenses for the nine months ended September 30, 2005 increased by $4.3 million, or 276%, to $5.9 million from $1.6 million in the comparable period in the prior year. The primary driver of the increase was the addition of the public company infrastructure of V.I. Technologies as a result of the merger in March 2005.

In-Process Research and Development

In connection with the acquisition of V.I. Technologies, we recorded an in-process research and development charge of $19.4 million in the nine months ended September 30, 2005. The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger.

Impairment Charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the nine months ended September 30, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consumation of the merger, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $0.4 million and $1.3 million on the INACTINE ™-specific property and equipment and the workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest Income (Expense), Net

YTD 2005	YTD 2004	Increase/(Decrease)%
$208,000	$(86,000)	$294,000	342%

Interest income, net increased $294,000 during the nine months ended September 30, 2005 over the comparable period in 2004. The net increase in interest income resulted from higher cash balances achieved primarily through fund raising efforts conducted thoughout the nine months ended September 30, 2005. Examples of those fund raising efforts include the private placement in March, the rights offering in April, and warrant exercises during the third quarter. Adding to the benefit of higher cash balances, there was a reduction of interest expense of $75,000 due to reduced debt levels from the prior year.

Other (Expense), Net

YTD 2005	YTD 2004	Increase/(Decrease)%
$(4,000)	—	$(4,000)	N/A

During the nine months ended September 30, 2005, we recognized $20,000 of other income from a loan forgiven by Montgomery County, Maryland related to achieving certain hiring goals over the past three years. Other income was primarily offset by losses incurred on the disposal of fixed assets.

Accretion of Preferred Stock Dividends

During the nine months ended September 30, 2004, we recorded accretion of preferred stock dividends of $1.4 million. As a result of the merger, on March 11, 2005 all issued and outstanding shares of preferred stock were exchanged for common stock resulting in no accretion of preferred stock dividends during the nine months ended September 30, 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

We finance our operations primarily through sales of our securities and research and development grants.

On March 11, 2005, V.I. Technologies completed a merger with the former Panacos, concurrently with a private placement of its common stock and warrants, which resulted in net proceeds of $18.1 million. In addition, on April 29, 2005, we completed a rights offering raising net proceeds of $2.2 million. At September 30, 2005, we had cash and cash equivalents of $13.1 million and working capital of $7.1 million in comparison with cash and cash equivalents of $4.9 million and working capital of $2.5 million on December 31, 2004. Subsequent to September 30, 2005, we completed a secondary public offering on October 12, 2005 raising approximate net proceeds of $81.0 million. We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, PA-457, through clinical trials, and increase our pre-clinical efforts for our fusion inhibitor program. Following the recent closing of our secondary public offering, we believe that we have adequate resources to fund our operations into the second half of 2007.

Our cash activity during the first nine months of 2005 and 2004 was comprised of the following (in millions):

	Nine Months Ended September 30,
	2005	2004
Net proceeds from equity transactions	$23.4	$14.9
Net cash used in operating activities	(14.6)	(5.9)
Cash used in fixed asset acquisition	(0.1)	(0.1)
Net cash acquired (paid) through merger	0.1	(0.2)
Proceeds from borrowing on notes payable	0.1	0.5
Repayment of advances and other debt	(0.9)	(0.6)
Transfers from restricted cash	0.2	—

Increase in cash position	$8.2	$8.6

We intend to pursue strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast with any degree of certainty whether we will be able to enter into one or more collaboration agreements on favorable terms or at all.

Beyond 2005, we anticipate substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for PA-457 and the ongoing expenditure on other products under development and our research programs. We plan to fund operations through a combination of additional sales of our stock or debt securities, grants from government agencies, such as the National Institutes of Health, and partnerships for the clinical development and distribution of products, such as PA-457. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. There is no guarantee that we will be able to obtain sufficient funding, secure additional grants, or enter into commercial partnerships. Other than grants, proceeds from financings and partnerships, we do not anticipate generating cash flow from operations until the commercial launch of PA-457 in a major market, such as the U.S. or Europe.

The following table represents our outstanding contractual obligations at September 30, 2005, in thousands:

	Total	Less than 1 Year	Years 1 - 3	Years 4 - 5	Years > 5
Operating leases	$6,312	$1,273	$3,962	$1,025	$52
Advance/obligation	544	544	—	—	—
Capital lease obligation	8	6	2	—	—
Other purchase obligations	3,325	3,325	—	—	—

Total	$10,189	$5,148	$3,964	$1,025	$52

Various purchase obligations in the table of contractual obligations above assume that each associated project is completed as planned. In the event a project or a contract is terminated prior to the planned completion, the amount paid under such contracts may be less than the amounts presented above.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R) “Share Based Payment: an amendment of FASB Statements No. 123 and 95”. FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after December 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We are required to adopt SFAS 154 starting in our fiscal 2006 reporting period. The adoption of SFAS 154 is not expected to have a material impact on our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This document and other documents we may file with the SEC contain forward-looking statements. Also, our company’s management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and in more detail in the former Panacos Audited Financial Statements for years ended December 31, 2004, 2003 and 2002 included in our final form of prospectus filed under Rule 424(b)(1), on March 28, 2005 and the V.I. Technologies Annual Report on Form 10-K. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RISK FACTORS

Risks Relating to Our Company

Our ability to successfully integrate the business operated by V.I. Technologies, Inc. and Panacos following our recent merger is uncertain.

V.I. Technologies, Inc. and Panacos, each of which previously operated independently, are in the process of integrating their businesses following the merger that was effected in March 2005. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. Diversion of management attention could result in delays in clinical programs. The combination of the two companies organizations may result in greater competition for resources and elimination of research and development programs that might otherwise be successfully completed. Management may have its attention diverted while trying to integrate the two companies, one of which is located in Watertown, Massachusetts and one of which is located in Gaithersburg, Maryland. Such diversion of management’s attention or difficulties in the transition process could have an adverse impact on us. Virtually all of the employees in the merged company work at either the Watertown facility or the Gaithersburg facility. The management team of the combined company has experience in attracting and retaining the technical personnel that will represent the majority of employees in the combined company. However, no assurance can be given that the combined company will succeed in its efforts to integrate the combined companies’ operations successfully.

We have historically incurred operating losses and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of December 31, 2004, Panacos had an accumulated deficit of approximately $25.3 million. Panacos’ fiscal year 2002, 2003 and 2004 net losses were $4.5 million, $4.5 million, and $12.0 million, respectively. Panacos’ fiscal year 2002, 2003 and 2004 operating losses were $4.5 million, $4.3 million and $12.0 million, respectively. We currently expect to continue research and development activities. We will expend significant amounts on research and development programs, including those relating to PA-457. The PA-457 clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that PA-457 will progress to late stage Phase II trials in 2006. In parallel to the clinical development activities, we would increase expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the United States and internationally. We also plan to evaluate marketing partnerships for distribution as well as to fund a portion of the late stage clinical development of the drug. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for new activities. However, at this time we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners. We expect to continue to incur operating losses for the foreseeable future.

We will need additional capital in the future, but our access to such capital is uncertain.

Our current resources are insufficient to fund all of our commercialization efforts. As of September 30, 2005, we had cash on hand of approximately $13.1 million. Subsequent to the end of the third quarter, we closed a secondary public offering on October 12, 2005, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of common stock. We believe that our cash resources are adequate to meet our requirements into the second half of 2007. Our capital needs beyond the first quarter of 2006 will depend on many factors, including our research and development activities, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of or eliminate one or more of our development programs;

•	obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourself;

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

•	seek a buyer for all or a portion of our business, or wind down our operations and liquidate our assets.

If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our success will depend on the products which we are and will be developing but may be unable to commercialize due to numerous factors, including regulatory requirements on both us and our customers.

The success of our business will depend on our successful development and commercialization of our products. Successful commercialization of our products under development depends, in significant part, on our ability to:

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

PA-457 is our only product currently in active clinical trials. PA-457 has not been approved by the Food and Drug Administration for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During fiscal years 2004, 2003 and 2002, Panacos spent approximately $11.2 million, $4.5 million and $4.4 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements and concerns regarding health risks to the subjects of clinical tests. We recently discontinued our development of a product in Phase III clinical trials due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable time frame.

Delays in our clinical testing or approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, we recently announced a delay in the initiation of our Phase IIb clinical trial for PA-457 from the fourth quarter of 2005, as previously planned, until the first half of 2006. The FDA recently indicated that PA-457 should be evaluated in two drug interaction studies prior to initiation of Phase IIb, to study the possible effects of co-administration of the drug with ritonavir or atazanavir. The FDA recommendation is based on a recent FDA consensus related to drugs that are metabolized by a process known as gluuronidation, like PA-457. We plan to perform the two studies recommended by the FDA.

Even if our products receive approval for commercial sale, their manufacture, storage, marketing and distribution are and will be subject to extensive and continuing regulation in the United States by the federal government, especially the FDA, and state and local governments. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would harm our business. Later discovery of problems with our products may result in additional restrictions on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expenses. Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of our products or result in significantly increased compliance costs.

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

We cannot assure you that our efforts to commercialize PA-457, which is still in early-stage clinical trials, will succeed.

PA-457 is our only product currently in active clinical trials.

PA-457 is still in early stage clinical trials and involves a high degree of development, technical, regulatory and other risks. The results from pre-clinical studies and early clinical trials conducted by Panacos do not ensure that results obtained in later stage clinical studies of PA-457 will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Completion of clinical trials may also be delayed by slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of PA-457 have been conducted only in small numbers of patients that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration, and thus the limited results Panacos obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials are not designed to assess the long-term efficacy of PA-457. We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If PA-457 or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to PA-457, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

If we fail to establish relationships with strategic collaborators and distributors, we may be unable to market our products.

We intend to pursue strategic collaborations as a possible way to obtain sales, marketing and distribution support and financial support in the development of our products. We may require marketing and distribution partners for the commercialization of our products. If we fail to develop new strategic partnerships for these purposes, the failure could delay or possibly inhibit the commercialization of our products.

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

The biotechnology industry, including the fields of therapeutic products to treat HIV and serious infections, is highly competitive and subject to significant and rapid technological change. Accordingly, our success will depend, in part, on our ability to respond quickly to such change through the development and introduction of new products.

Many of our competitors or potential competitors have substantially greater financial and other resources than we have, greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures as well as in marketing their products. Major competitors in the market for HIV drugs include large, publicly-traded pharmaceutical companies, such as GlaxoSmithKline, Bristol Myers Squibb, Pfizer, Roche, Johnson & Johnson, and Gilead, development stage public companies, such as Incyte and Vertex, and private development stage companies, such as Pharmasset. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with greater marketing and manufacturing capabilities.

Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems, and competitors who compete directly with us in the pathogen reduction industry will depend, in part, on our ability to:

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

Federal legislation, enacted in December 2003, has altered the way in which physician-administered drug programs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. The new legislation has also added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, the U.S. Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. While the new law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit de facto price controls on prescription drugs. In addition, the law triggers, for congressional consideration, cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This legislation could adversely impact our ability to commercialize any of our products successfully.

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

Our success will depend on our ability to develop proprietary products and technologies, to obtain and maintain patents, to protect trade secrets, and to prevent others from infringing on our proprietary rights. We have exclusive patents, licenses to patents or patent applications covering critical components of our technologies, including certain jointly owned patents. We also seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees and certain contractors. Patents, pending patent applications and licensed technologies may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. In addition, certain of our technology relies on patented inventions developed using university resources. Universities may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. Under the terms of a license agreement with the University of North Carolina, we are an exclusive licensee to certain technology, including patents and patent applications, that relate to certain of our product candidates, including PA-457. This license agreement imposes various commercialization, sublicensing, royalty and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to non-exclusive or terminate entirely. Currently, we are in compliance with the terms of the license agreement, and we do not have any reason to believe that the license may be terminated. We cannot be certain that University of North Carolina’s confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that its trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the know-how and inventions. In addition, the laws of certain non-U.S. countries do not protect intellectual property rights to the same extent as do the laws of the United States. Biotechnology patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability.

We are a party to various license agreements that give us exclusive rights to use specified technologies applicable to research, development and commercialization of our products, including PA-457. The agreements pursuant to which such technology is used permit the licensors to terminate agreements in the event that certain conditions are not met. If these conditions are not met and the agreements are terminated, our product development, research and commercialization efforts may be altered or delayed.

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

Litigation may be necessary to assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets or know-how, we may be unable to operate profitably. Although we have not been involved with any threats of litigation or negotiations regarding patent issues or other intellectual property, or other related court challenges or legal actions, it is possible that we could be involved with such matters in the future.

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

We are highly dependent on the members of our scientific and management staff. In particular, we depend on Dr. Samuel K. Ackerman, as our Chief Executive Officer. Although we believe we have been successful in attracting and retaining our employees, we may not be able to attract and retain personnel on acceptable terms, if at all, given the competition for such personnel among other companies and research and academic institutions. If we lose an executive officer or certain key members of our clinical or research and development staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and technology may be hindered. We have not purchased any key-man life insurance.

We use and generate hazardous materials in our research activities. Defending against any claims relating to the improper handling, storage, release or disposal of these materials could be time consuming and costly.

We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. It is possible that we will be required in the future to incur significant costs to comply with environmental and health and safety regulations. The research and development activities to be undertaken by us involve the use of hazardous materials, including chemicals that may cause cancer, volatile solvents, and biological materials, including materials infected with various viruses, including the Human Immunodeficiency Virus, Human T-Cell Lyphotrophic Virus, and Simian Immunodeficiency Virus. In addition, our operations produce, and will continue to produce, hazardous waste products in the future. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our insurance limits and our cash resources. We have general liability insurance that covers our use of hazardous materials and chemicals. The cost of the annual premium for this insurance is not material to us. We have not been notified that we have been the subject of any investigation relating to the generation of hazardous materials in the past.

We may face exposure to product liability claims.

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in the ongoing Phase II clinical trials relating to PA-457 and in the testing, and future manufacturing and marketing of, our products. Although we currently maintain product liability insurance, such insurance may not be adequate and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products which could have a material adverse effect on our business. We currently have a policy covering $10 million of product liability for our clinical trials. We do not have sales of any products. The coverage will be maintained and limits reviewed from time to time as we progress to later stages of our clinical trials and as the length of the trials and the number of patients enrolled in the trials changes.

Risks Related to Panacos Stock

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on June 11, 1998 at $12.00 ($120.00 as adjusted for our recent reverse stock split) per share in our initial public offering. Between June 11, 1998 and November 4, 2005 the closing sale price has ranged from a high of $17.62 ($176.20 as adjusted for our recent reverse stock split) per share to a low of $2.49 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

In addition, overall stock market volatility has often significantly affected the market prices of securities for reasons unrelated to a company’s operating performance. In the past, securities class action litigation has been commenced against companies that have experienced periods of volatility in the price of their stock. Securities litigation initiated against us could cause us to incur substantial costs and could lead to the diversion of management’s attention and resources, which could have a material adverse effect on revenue and earnings.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

There are approximately 500.8 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of Nasdaq, Delaware law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair our ability to raise capital through additional offerings.

We currently have outstanding warrants to purchase an aggregate of 4.1 million shares of our common stock. The shares issuable upon exercise of these warrants have been registered for resale, and thus could be sold at any time following their issuance. These shares represent approximately 8% of the total number of shares of our common stock that are currently outstanding.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 20% of the outstanding common stock as of September 20, 2005. In addition, approximately 1.2 million shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

Sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

Certain provisions of our restated certificate of incorporation and restated by-laws, as well as the Delaware General Corporation Law, or the DGCL, reduce the power of stockholders generally, even those with a majority of the voting power, to remove incumbent directors and to fill vacancies on the Board of Directors without the support of the incumbent directors.

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

Provisions of the DGCL, our restated certificate of incorporation and restated by-laws could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of us without approval of our Board of Directors, even if such acquisition were beneficial to other stockholders. Moreover, the provisions of the DGCL and our restated certificate of incorporation and restated by-laws relating to the removal of directors and the filling of vacancies on the Board of Directors preclude a third party from removing incumbent directors without cause and simultaneously gaining control of the Board of Directors by filling, with its own nominees, the vacancies created by removal. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the common stock. Such provisions also allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

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

(b) Changes in Internal Control. V.I. Technologis merged with the former Panacos on March 11, 2005 and is in the process of reviewing and integrating internal control over financial reporting procedures.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2005, we held a Special Meeting of our stockholders. An amendment to our restated certificate of incorporation to change our name from V.I. Technologies, Inc. to Panacos Pharmaceuticals, Inc. was approved at the meeting. There were 25,938,399 shares of common stock voted for such amendment, 13,735 shares voted against such amendment, holders of 23,011 shares of common stock abstained from the vote, and there were no broker non-votes.

ITEM 6. EXHIBITS

Exhibits

10.1	Severance Letter Agreement by and between the Registrant and Graham P. Allaway, dated December 4, 2003. Filed herewith.

10.2	Offer Letter from the Registrant to Peyton J. Marshall, dated August 15, 2005. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: November 10, 2005	/s/ Samuel K. Ackerman
Samuel K. Ackerman, M.D.
President and Chief Executive Officer

Date: November 10, 2005	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Chief Financial Officer

EXHIBIT INDEX

Exhibits
10.1	Severance Letter Agreement by and between the Registrant and Graham P. Allaway, dated December 4, 2003. Filed herewith.

10.2	Offer Letter from the Registrant to Peyton J. Marshall, dated August 15, 2005. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.