Form 10-K
period 2005-12-31
PANACOS PHARMACEUTICALS, INC.
filed 2006-03-16
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing price of the registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $96,699,000.

50,128,957

(Number of shares of common stock outstanding as of March 1, 2006)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Form 10-K. Portions of the registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our company management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

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

PART I

Item 1.    BUSINESS

Overview

Panacos Pharmaceuticals, Inc. (which we refer to as we, Panacos or the Company) seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have generally preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications. Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

Our lead product candidate, PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that PA-457 has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

In 2005 we announced the completion of a Phase 2a clinical trial of PA-457, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with PA-457 compared to placebo. After ten days of the highest dose of PA-457 in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

We plan to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the first half of 2006. In this trial, PA-457 will be administered to HIV-infected patients in combination with approved HIV drugs. We intend to enroll patients in this trial who are failing current therapy, who will receive either placebo or PA-457 in multiple doses in conjunction with approved HIV drugs. Our primary objective of this trial is to determine the optimum dose of PA-457 for pivotal clinical trials. We expect the endpoints of this trial to include viral load reduction and safety after several months of dosing. Prior to the initiation of the Phase 2b trial, we need to complete the analysis of two drug interaction studies, chronic toxicology studies and a clinical bioavailability study of a tablet form of the drug, all of which have completed dosing, and we need to agree with the U. S. Food and Drug Administration, or FDA, on doses to be used in the trial and its detailed design. The FDA has granted Fast Track designation to PA-457. Fast Track designation may be granted to a new drug when the FDA determines that the specific indication for which the drug is being studied is serious or life-threatening and that the drug demonstrates the potential to address unmet medical needs for that indication.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development with a goal of filing an Investigational New Drug Application, or IND, for a second-generation maturation inhibitor during 2006. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

We believe that we could potentially develop and market PA-457 successfully without a strategic corporate collaboration. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of PA-457. We intend to evaluate the relative merits of both approaches on an ongoing basis.

HIV

Infection by HIV causes a slowly progressive deterioration of the immune system resulting in Acquired Immune Deficiency Syndrome, or AIDS. HIV infects cells that are critical to the functioning of the human immune system, resulting in their dysfunction and destruction. Viral infection or replication occurs when the virus binds to a host cell, enters the cell, and by using the cell’s own reproductive machinery, creates many copies of itself within the host cell that are released from the cell, mature and infect additional cells in the body.

Approximately 40 million people worldwide are living with HIV. In North America and Western Europe, HIV infects approximately 1.7 million people. Approximately 300,000 to 400,000 patients are treated for HIV in the United States annually.

At present all approved oral HIV drugs inhibit either the HIV reverse transcriptase enzyme or the HIV protease enzyme, each of which is required for HIV to replicate once it has entered the cell. There are currently three approved classes of oral HIV drugs: Nucleoside (or Nucleotide) Reverse Transcriptase Inhibitors, or NRTIs, Non-Nucleoside Reverse Transcriptase Inhibitors, or NNRTIs, and Protease Inhibitors, or PIs. Up to approximately 80% of treated patients harbor drug-resistant HIV strains, as do up to approximately 25% of newly diagnosed patients, making drug resistance a major problem in the treatment of HIV. Due to drug resistance, patient treatment regimens often include the use of two, three or more drugs in combination and require frequent readjustment. Many HIV drug treatment regimens include multiple drugs from the same class with several combinations of drugs co-formulated in fixed dosage form. Worldwide 2004 sales for the eight approved NRTIs plus four approved NRTI co-formulations totaled approximately $4 billion. Worldwide 2004 sales for the three approved NNRTIs and the nine approved PIs totaled approximately $1 billion and $2 billion, respectively.

Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our primary aim is to develop small-molecule oral drugs that treat HIV by addressing these novel targets.

Our HIV Programs

PA-457

PA-457 is a once-daily oral small-molecule HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Maturation inhibition occurs at the end of the virus life cycle as newly formed HIV matures into infectious virus particles. PA-457 blocks a key step in the processing of a viral core protein called capsid, so that, following PA-457 treatment, virus particles released from cells are immature and non-infectious. Preclinical studies have shown that PA-457 retains full activity against virus strains resistant to currently approved drugs, is effective in an animal model of HIV infection and should be suitable for use in combination therapy with other drugs. Based on currently available clinical data, we believe that PA-457 has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

Phase 2a PA-457 Clinical Trials

We recently announced the completion and results of a Phase 2a clinical trial of PA-457. The trial met its primary endpoint by demonstrating a statistically significant reduction in the viral load compared to placebo (p<0.0001 at the highest dose of 200mg once daily). The median reduction in viral load at this dose was 1.050 log10, or a 91% decrease.

In the randomized, double-blind, placebo-controlled Phase 2a trial, performed at leading academic centers in the United States, PA-457 at one of four doses (25mg, 50mg, 100mg or 200mg) or placebo (six to eight patients per group) was administered orally in a liquid formulation once daily for ten days to HIV-infected patients who were not on other antiretroviral therapy during the trial and for at least the previous 12 weeks. The primary endpoint was viral load reduction on Day 11. Secondary endpoints included safety, tolerability and pharmacokinetics.

At the 50mg, 100mg and 200mg doses, PA-457 treatment for ten days resulted in statistically significant reductions in viral load compared to placebo, with decreases of up to 1.78 log10, or 98%, in individual patients. The reductions in viral load and associated statistics are given in the following table:

Day 11 Median Viral Load Reductions in Phase 2a Study of PA-457

Dose in Liquid Formulation	Total Patients/Patients with Prior ART*	Log10 Change	% Change	P-Value**
Placebo	8/2	+0.085	+6%	—
25 mg	6/4	+0.046	+12%	Not significant
50 mg	6/3	-0.170	-32%	0.0189
100 mg	6/1	-0.483	-67%	0.0037
200 mg	7***/3	-1.050	-91%	<0.0001

*	Antiretroviral therapy.
**	Compared to placebo. A p-value of less than 0.05 is generally considered statistically significant.
***	Viral load changes based on six evaluable patients.

Reduction in viral load compared to placebo was seen in patients previously treated for HIV infection, as well as in previously untreated patients. Read together, these data indicate that PA-457 has potent antiviral activity. Based on the observed relationship between administered dose and the extent of resulting antiviral activity, we believe that higher doses or longer dosing may further increase the efficacy of PA-457 treatment.

Genetic analysis of HIV in all patients pre- and post-treatment showed no evidence of the development of resistance to PA-457, the same result as seen previously in a single dose Phase 1/2 study with PA-457. All doses were observed to be well tolerated with no major (Grade 3 or 4) laboratory abnormalities. All adverse experiences were mild or moderate and no dose-limiting toxicity was identified. One moderate adverse event was classified as possibly related to drug and was categorized as serious based on the subject’s hospitalization for diagnostic tests. It involved a patient with a 5-year history of hypertension and recent poor medication compliance who exhibited transient findings of a probable lacunar cerebrovascular accident, a type of stroke which is a known complication of hypertension.

Previous PA-457 Clinical Trials

A previous Phase 1/2 clinical trial indicated that a single oral dose of PA-457 has antiviral activity in HIV-infected patients, including individuals infected with drug-resistant strains. In this study, PA-457 at one of three doses (75mg, 150mg or 250mg; six patients per group) or placebo (six patients) was administered in a single oral dose to HIV-infected patients who were not on other antiretroviral therapy during the study and for at least the previous four weeks.

At the 150mg and 250mg doses, a single oral dose of PA-457 resulted in statistically significant reductions in viral load compared to placebo at multiple time points following dosing. A decrease in viral load greater than 0.3 log10, was seen in eight of twelve patients receiving these doses and a decrease of greater than 0.5 log10 was seen in five of these patients, of which three patients saw a decrease of approximately 0.7 log10.

Single dose and multiple dose Phase 1 studies of PA-457 were also performed in uninfected volunteers. In these studies, PA-457 was well tolerated, with good oral bioavailability and favorable pharmacokinetics, including a long half life (approximately 2.5 to 3 days), that appear to support a once-daily dosing regimen.

PA-457 Clinical and Regulatory Plans

We plan to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the first half of 2006. We intend to enroll HIV patients in this trial who are failing current therapy who will receive either PA-457 in multiple doses or placebo in conjunction with approved HIV drugs. Our primary objective is to determine the optimum dose of PA-457 for pivotal clinical trials. We expect the endpoints of this trial to include viral load reduction and safety after several months of dosing.

The FDA, has indicated to us that PA-457 should be evaluated in two drug interaction clinical studies, prior to initiation of Phase 2b trials, in order to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are commonly prescribed for HIV patients. The FDA recommendation is consistent with FDA ongoing guideline development related to drugs that, like PA-457, are metabolized by an enzymatic process called glucuronidation. We have completed dosing in these two studies. Preliminary analysis of the results of the atazanavir interaction study indicates that PA-457 has no detectable effect on atazanavir-induced hyperbilirubinemia, a condition known to arise from atazanavir administration that can result in jaundice. The study results also indicated that neither PA-457 nor atazanavir affected levels of the other drug in the blood. Preliminary analysis of the results of the ritonavir interaction study indicated that doses of ritonavir commonly used in clinical practice have minimal effect on plasma levels of PA-457, and we do not believe that such effect is clinically significant.

Prior to the initiation of the Phase 2b trial, we also needed to complete a clinical study comparing the bioavailability of a tablet formulation of PA-457 with the liquid formulation that we have used in prior clinical trials. We have completed dosing in this study. Preliminary results of the study indicate that PA-457 was readily bioavailable in the tablet formulation and should be suitable for the Phase 2b trial of PA-457.

We have also completed chronic toxicology studies of PA-457 in which PA-457 was given daily for six months to rats and daily for nine months to marmosets. We believe that no findings in these studies would impede the commencement of the Phase 2b trial of PA-457.

We are in discussion with the FDA regarding the design of the Phase 2b trial, including the appropriate doses of PA-457 to use in this trial. To date, the FDA has concurred with the study of doses higher than 200mg using a dose escalation methodology in treatment-experienced patients who are failing current therapy, without need for additional animal toxicology studies. Other design features of the study are also being reviewed and finalized.

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

Our Commercial Strategy

We plan to conduct Phase 3 clinical trials for PA-457 in both treatment-experienced and previously untreated HIV-infected patients. We plan to file initially for accelerated regulatory approval of PA-457 for therapy of treatment-experienced patients based on 24-week clinical trial data, followed by therapy of previously untreated patients based on 48-week or longer period data. Although we believe that we could successfully develop and market PA-457 without a strategic corporate collaboration, we are also exploring corporate collaboration opportunities to facilitate the development and commercialization of PA-457. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Our Other Research and Development Programs

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. Second-generation maturation inhibitors are structural analogs of PA-457 while our third-generation program seeks to discover maturation inhibitors with different chemical structures. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development with a goal of filing an IND for a second-generation maturation inhibitor during 2006.

We also have a research and development program focused on the initial step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. The only approved HIV fusion inhibitor, Fuzeon, is a protein drug which is expensive to manufacture and is administered by injection. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

Intellectual Property

We actively seek to protect the proprietary technology that we consider important to our business, including compounds, formulations and their methods of use. In addition to seeking patent protection in the United States, we and our collaborators generally file patent applications in Western European countries and additional foreign countries, including Australia, Canada and Japan, on a selective basis. We also rely upon trade secrets and contracts and confidentiality agreements to protect our proprietary information. We have acquired, and continue to acquire, assignments, options and/or licenses to patents and applications from our collaborators.

Currently, our patent estate in antiviral therapeutics includes nine issued U.S. patents and eleven pending U.S. applications. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents.

PA-457 is protected by patents and applications relating to the new chemical entity, crystal forms, specific salt forms, pharmaceutical compositions, synthetic processes and methods of treatment. We co-own the U.S. patent claiming the chemical entity PA-457 with the University of North Carolina at Chapel Hill, or UNC. This patent expires in 2015. We have an exclusive worldwide license under this patent, on terms typical of an early stage academic collaboration, from UNC for all indications. Either of us may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement. Pending applications could extend PA-457 patent exclusivity through 2025.

We have four additional families of U.S. applications, one of which is patented, relating to additional compounds in this program. One issued U.S. patent claims certain molecules known as betulin esters and their use for treating HIV infections. This patent expires in 2019. We have a family of applications claiming methods of inhibiting viral maturation, as well as methods and compositions useful for identifying inhibitors of viral maturation. These applications are co-owned with the U.S. Public Health Service. In the fusion inhibitor area, we have an issued U.S. patent, expiring in 2021, claiming certain methods of identifying inhibitors of viral fusion to human cells.

Competition

Our drug discovery and development activities face and will continue to face intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We face significant competition from organizations that are pursuing pharmaceuticals that are competitive with our potential products. Many of these companies and institutions have substantially greater financial resources and greater experience in discovering and developing drugs than we do. As a result, our competitors may succeed in obtaining patent protection, completing development programs, obtaining regulatory approval or commercializing products before we do.

PA-457, other maturation inhibitors we may develop and any fusion inhibitors we may develop will compete with numerous existing therapies for HIV. These include:

•	oral NRTIs sold by Gilead, GlaxoSmithKline, Bristol-Myers Squibb and Roche,

•	oral NNRTIs sold by Pfizer, Bristol-Myers Squibb and Boehringer Ingelheim,

•	oral PIs sold by Abbott, Bristol-Myers Squibb, Pfizer, Merck, GlaxoSmithKline, Roche and Boehringer Ingelheim and

•	an injectable fusion inhibitor sold by Roche and Trimeris.

In addition, a number of NRTIs, NNRTIs and PIs are currently under development, and these product candidates may compete with our product candidates.

A number of other novel mechanism approaches to treating HIV have resulted in potentially competing products that are currently in development, including:

•	integrase inhibitors,

•	entry inhibitors, including CCR5 and CXCR4 inhibitors and CD4 receptor antagonists and

•	fusion inhibitors.

Our product candidates will face competition from approved products, as well as products under development, based on a number of factors including efficacy, safety, convenience, price, patient compliance, patent protection, reimbursement and marketing. Some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs, sometimes in convenient fixed dosed combinations, or developing combination therapies that may enhance their market position.

Collaborations

As noted above, we co-own the U.S. patent protecting the chemical entity PA-457 with UNC. This patent expires in 2015. In 2003, we entered into an exclusive worldwide license with UNC for all indications under this patent, in consideration for which we issued approximately 54,000 shares of common stock to UNC and have obligations to pay UNC up to a total of $290,000 per licensed product on the achievement of specified milestones. We also have royalty obligations to UNC on terms typical of an early stage academic collaboration. Either of us may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

Manufacturing

We have no commercial–scale manufacturing facilities for our antiviral products. For PA-457, and for any other antiviral products we may develop, we plan to establish relationships with third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products and are unable to develop manufacturing capabilities internally, our ability to conduct large-scale clinical trials and to meet customer demand for commercial products would be adversely affected. We have arranged for the manufacture of all PA-457 bulk drug substance used to date in clinical and animal toxicology studies through a single contract manufacturing and development company, Boehringer Ingelheim Chemicals, Inc. We are developing a tablet formulation of PA-457 for commercial use with third-party contract manufacturers.

Government Regulation

Our ongoing research and development activities and any manufacturing and marketing of our potential small-molecule products to treat viral diseases are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug we develop must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an IND. The steps required before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA, which must become effective before marketing can commence;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA.

Similar requirements exist within many foreign agencies as well. The time required to satisfy FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

Preclinical testing includes laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions about issues, such as the conduct of the trials as outlined in the IND. In the latter case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or institutional review board, or IRB, before it can begin.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to:

•	evaluate dosage tolerance and optimal dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate and gain preliminary evidence of the efficacy of the drug for specific indications.

Phase 3 trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety and providing an adequate basis for physician labeling. We cannot guarantee that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Additional testing (Phase 4) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations, as well as to test for complications resulting from long-term exposure not revealed in earlier clinical testing.

Clinical trials must meet requirements for IRB oversight, informed consent and good clinical practices. Clinical trials must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these trials to increase, include:

•	slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s IRB;

•	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the drug candidate for use in trials;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the drug candidate being tested.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates, and could ultimately prevent their marketing clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

The FDA’s Fast Track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a Fast Track product before the entire application is complete, thus potentially beginning the review process at an earlier time. The FDA has granted Fast Track designation to PA-457. We may seek to have some of our current or future drug candidates designated as Fast Track products, with the goal of reducing the development and review time.

We cannot guarantee that the FDA will grant any of our requests for Fast Track designation, that any Fast Track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not Fast Track designation is granted. Additionally, FDA approval of a Fast Track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of Fast Track products can be conditioned on additional clinical trials after approval.

FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA’s stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of PA-457, and may do so with regard to some of our other current or future drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the actual time of review or that the FDA will ultimately approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

We and any of our contract manufacturers are also required to comply with applicable FDA cGMP regulations. cGMP include requirements relating to quality control and quality assurance as well as to corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be approved before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable cGMP and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable cGMP will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun out as an independent private company in 2000. For accounting purposes, the merger is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE™ system.

We were incorporated under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. We have research and development facilities in Gaithersburg, Maryland.

Employees

As of December 31, 2005, we had 32 full-time employees, 10 of whom hold Ph.D., Pharm.D. or M.D. degrees. As of that date 19 full-time employees were engaged in research and development and 13 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Research and Development

Since inception, we have incurred significant research and development expenses. Research and development expenses for fiscal years 2005, 2004 and 2003 were approximately $19.8 million, $11.1 million and $4.5 million, respectively.

Available Information

Our website address is www.panacos.com. The contents of our website are not part of this annual report. We make available on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, any current reports on Form 8-K and any such amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, we provide paper copies of our filings free of charge upon request.

Item 1A.    RISK FACTORS

Risks Relating to Our Company

We have historically incurred operating losses and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $84.5 million. Our fiscal year 2005, 2004 and 2003 net losses were $59.1 million, $12.0 million, and $4.5 million, respectively. We expect to continue research and development activities. We will expend significant amounts on research and development programs, including those relating to PA-457. The PA-457 clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that PA-457 will progress to late stage Phase 2 trials in 2006. In parallel to the clinical development activities, we would increase expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the United States and internationally. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund a portion of the late stage clinical development of the drug. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for new activities. However, at this time we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners. We expect to continue to incur operating losses for the foreseeable future.

We will need additional capital in the future, but our access to such capital is uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2005, we had cash on hand of approximately $87.1 million. During the fourth quarter, we closed a secondary public offering on October 12, 2005, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of our common stock. We believe that our cash resources are adequate to meet our requirements into 2008. Our capital needs will depend on many factors, including our research and development activities, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our development programs;

•	obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to retain in order to develop or commercialize them ourself;

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

•	seek a buyer for all or a portion of our business, or wind down our operations and liquidate our assets.

If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our success will depend on the products, which we are and will be developing, but may be unable to commercialize due to numerous factors, including regulatory requirements on both us and our customers.

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

PA-457 is our only product currently in active clinical trials. PA-457 has not been approved by the Food and Drug Administration, or the FDA, for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During fiscal years 2005, 2004 and 2003, we spent approximately $19.8 million, $11.1 million, and $4.5 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements and concerns regarding health risks to the subjects of clinical tests. We recently discontinued our development of a product, the INACTINE™ Pathogen Reduction System, in Phase 3 clinical trials due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable time frame.

Delays in our clinical testing or approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in 2005 we announced a delay in the initiation of our Phase 2b clinical trial for PA-457 from the fourth quarter of 2005, as previously planned, until the first half of 2006. This delay resulted from an FDA request that PA-457 should be evaluated in two drug interaction studies prior to initiation of Phase 2b, to study the possible effects of co-administration of the drug with ritonavir or atazanavir. The FDA recommendation was based on a recent FDA consensus related to drugs that are metabolized by a process known as glucuronidation, like PA-457. We have completed dosing in the two studies recommended by the FDA and are completing analysis of the data.

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

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration, which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies, including those for the Americas, Middle East, Europe, and Asia and the Pacific, have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new drug product and makes an independent determination for product registration.

We cannot assure you that our efforts to commercialize PA-457, which is still in Phase 2 clinical trials, will succeed.

PA-457 is our only product currently in active clinical development.

PA-457 is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. The results from pre-clinical studies and early clinical trials conducted by us do not ensure that results obtained in later-stage clinical trials of PA-457 will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Completion of clinical trials may also be delayed by slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Positive results from preclinical studies or early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of PA-457 have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of PA-457. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If PA-457 or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of, that product candidate. If we delay or abandon our development efforts related to PA-457, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

If we fail to establish relationships with strategic collaborators and distributors, we may be unable to market our products.

We intend to pursue strategic collaborations as a possible way to obtain development, sales, marketing and distribution support and financial support in the development of our products. We may require marketing and distribution partners for the commercialization of our products. If we fail to develop new strategic partnerships for these purposes, the failure could delay or possibly inhibit the commercialization of our products.

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

If we do not successfully distinguish and commercialize our product candidates, we may be unable to compete successfully or to generate revenue significant to sustain our operations.

The biotechnology industry, including the fields of therapeutic products to treat HIV and serious infections, is highly competitive and subject to significant and rapid technological change. Accordingly, our success will depend, in part, on our ability to respond quickly to such change through the development and introduction of new products.

Many of our competitors or potential competitors have substantially greater financial and other resources than we have, greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures, as well as in marketing their products. Major competitors in the market for HIV drugs include large, publicly-traded pharmaceutical companies, such as GlaxoSmithKline, Bristol-Myers Squibb, Pfizer, Roche, Merck, Johnson & Johnson, and Gilead, public biotechnology companies, such as Trimeris, Incyte and Vertex, and private development stage companies, such as Achilion and Pharmasset. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with substantial and possibly greater marketing, selling and manufacturing capabilities.

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

Our ability to successfully integrate the operations of V.I. Technologies, Inc. and Panacos following our recent merger is uncertain.

V.I. Technologies, Inc. and Panacos, each of which previously operated independently, are in the process of integrating their businesses following the merger that was effected in March 2005. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. Diversion of management attention could result in delays in clinical programs. The combination of the two companies’ organizations may result in greater competition for resources and elimination of research and development programs that might otherwise be successfully completed. Management may have its attention diverted while trying to integrate the two companies, or consolidate or rationalize the two facilities. Our two facilities are located in Watertown, Massachusetts and Gaithersburg, Maryland. Such diversion of management’s attention or difficulties in the transition process could have an adverse impact on us. Virtually all of the employees in the merged company work at either the Watertown facility or the Gaithersburg facility. The management team of the combined company has experience in attracting and retaining the technical personnel that will represent the majority of employees in the combined company. However, no assurance can be given that the combined company will succeed in its efforts to integrate the combined companies’ operations successfully.

If we are unable to protect our intellectual property, we may not be able to operate our business profitably.

Our success will depend on our ability to develop proprietary products and technologies, to obtain and enforce patents, to protect trade secrets, and to prevent others from infringing our proprietary rights. We have patents and patent applications that claim critical technologies, including new chemical compounds. Currently, our patent estate in antiviral therapeutics includes nine issued U.S. patents and eleven pending U.S. applications. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents. In addition, we have exclusive licenses to patents and patent applications, including certain jointly owned patents, which claim technologies and compounds critical to our present business endeavors. We also seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants and contractors. Patents, pending patent applications and licensed patents may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may result in patents not being issued or may result in the issuance of patents having narrowed claim scope in relation to the originally filed applications. In addition, certain aspects of our technology rely on patented inventions developed using university or United States government resources. The United States government or universities may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. Under the terms of a license agreement with the University of North Carolina, or UNC, we are an exclusive licensee of certain technologies, including patents and patent applications that relate to certain of our product candidates, including PA-457. This license agreement imposes various development, commercialization and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to non-exclusive or terminate entirely. Currently, we are in compliance with the terms of the license agreement, and we do not have any reason to believe that the license may be converted from exclusive status to non-exclusive status or be terminated. We cannot be certain that UNC’s, or any other third party’s, confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the use of such intellectual property. In our agreements with contractors, we seek warranties that the intellectual property rights of third parties will not be infringed. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability.

We are a party to various license agreements that give us exclusive rights to use specified technologies applicable to research, development and commercialization of our product candidates, including PA-457. The agreements pursuant to which such technology is used permit the licensors to terminate agreements in the event that certain conditions are not met. If these conditions are not met and the agreements are terminated, our product development, research and commercialization efforts may be altered or delayed.

Patents or patent applications, if issued, may be challenged, invalidated or circumvented, or may not provide protection or competitive advantages against competitors with similar technologies. Furthermore, our competitors may obtain patent protection for other technology that could limit our ability to use our technology or commercialize products that we may develop.

Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how, or to determine the scope and validity of the proprietary rights of others. Litigation, opposition or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets or know-how, we may be unable to operate profitably. Although we have not been involved in any litigation and are not aware of any threatened litigation regarding patent issues or other intellectual property, or other related court challenges or legal actions, it is possible that we could be involved with such matters in the future.

If we are unable to operate our business without infringing upon the intellectual property rights of others, we may not be able to operate our business profitably.

Our success depends on our ability to operate without infringing upon the proprietary rights of others. We endeavor to follow developments in our field, and we do believe that we have freedom to operate with respect to our core technologies. To the extent that planned or potential products would infringe patents or other intellectual property rights held by third parties, we would need licenses under such patents or other intellectual property rights to continue development and marketing aspects of our products protected by those third party patents or other intellectual property rights. Any required licenses may not be available on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or sale of our products.

Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation, opposition or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unsuccessful in defending against claims of infringement, our results of operations would be adversely effected.

If we lose or are unable to hire and retain qualified personnel, we may not be able to develop our products and technology.

We are highly dependent on the members of our scientific and management staff. In particular, we depend on Dr. Samuel K. Ackerman, as our President and Chief Executive Officer. Although we believe we have been successful in attracting and retaining our employees, we may not be able to attract and retain personnel on acceptable terms, if at all, given the competition for such personnel among other companies and research and academic institutions. If we lose an executive officer or certain key members of our clinical or research and development staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and technology may be hindered. We have not purchased any key-man life insurance.

We use and generate hazardous materials in our research activities. Defending against any claims relating to the improper handling, storage, release or disposal of these materials could be time consuming and costly.

We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. It is possible that we will be required in the future to incur significant costs to comply with environmental and health and safety regulations. The research and development activities to be undertaken by us involve the use of hazardous materials, including chemicals that may cause cancer, volatile solvents, and biological materials, including materials infected with various viruses, including the Human Immunodeficiency Virus, Human T-Cell Lyphotrophic Virus, and Simian Immunodeficiency Virus. In addition, our operations produce, and will continue to produce, hazardous waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our insurance limits and our cash resources. We have general liability insurance that covers our use of hazardous materials and chemicals. We have not been notified that we have been the subject of any investigation relating to the generation of hazardous materials in the past.

We may face exposure to product liability claims.

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in the ongoing Phase 2 clinical trials relating to PA-457 and in the testing, and future manufacturing and marketing of, our products. Although we currently maintain product liability insurance, such insurance may not be adequate, and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products, which could have a material adverse effect on our business. We currently have a policy covering $10 million of product liability for our clinical trials. We do not have sales of any products. The coverage will be maintained and limits reviewed from time to time as we progress to later stages of our clinical trials and as the length of the trials and the number of patients enrolled in the trials changes.

Risks Relating to Our Stock

Our stock price is volatile, and you may not be able to resell your shares at a profit.

We first publicly issued common stock on June 11, 1998 at $120.00 (as adjusted for our March 14, 2005 1:10 reverse stock split) per share in our initial public offering. Between June 11, 1998 and March 1, 2006 the closing sale price has ranged from a high of $176.25 per share to a low of $2.49 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

In addition, overall stock market volatility has often significantly affected the market prices of securities for reasons unrelated to a company’s operating performance. In the past, securities class action litigation has been commenced against companies that have experienced periods of volatility in the price of their stock. Securities litigation initiated against us could cause us to incur substantial costs and could lead to the diversion of management’s attention and resources, which could have a material adverse effect on our development programs and our financial position.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

As of March 1, 2006 there are approximately 499.9 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of Nasdaq, Delaware law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

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

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 19% of our outstanding common stock as of March 1, 2006. Their beneficial ownership includes approximately 1.5 million shares of common stock issuable upon exercise of vested stock options that could become available for immediate resale if such options were exercised.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

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

Provisions of the DGCL, our restated certificate of incorporation and restated by-laws could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of us without approval of our Board of Directors, even if such acquisition were beneficial to other stockholders. Moreover, the provisions of the DGCL and our restated certificate of incorporation and restated by-laws relating to the removal of directors and the filling of vacancies on the Board of Directors preclude a third party from removing incumbent directors without cause and simultaneously gaining control of the Board of Directors by filling, with its own nominees, the vacancies created by removal. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Such provisions also allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We currently lease two facilities. Our headquarters, located in Watertown, Massachusetts, consisting of approximately 37,000 square feet and currently accommodates our general and administrative activities. This lease expires in February 2010 with two options to extend the lease term by five years each. Our second facility is in Gaithersburg, Maryland and consists of approximately 10,000 square feet and is primarily designed to accommodate our research and development activities. This lease expires in December 2011 with one option to extend the lease term by five years. In March 2006, we entered into a lease for approximately 5,000 additional square feet at our Gaithersburg, Maryland location to accommodate our growing research and development infrastructure.

Item 3.    LEGAL PROCEEDINGS

Red Cell Processing Laboratory

In 2002, V.I. Technologies invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, V.I. Technologies concluded that this site was not required. In fiscal year 2003, V.I. Technologies recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. In the fourth quarter of 2004, the landlord filed a complaint against V.I. Technologies seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate plus associated costs. The Company reached agreement to settle the suit in October 2005, was adequately provisioned at that time and discharged its obligations under the agreement in 2005.

Former Employee Suit

On February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by a former employee of the Melville, NY plant. V.I. Technologies divested the Melville, NY plant to Precision Pharma Services, Inc. (Precision) in August 2001. Precision is also a party to the suit. The suit is a class action in which the lead plaintiff, representing the class, claims that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorneys’ fees due from the two defendants. The Company and lead plaintiff have submitted a mutually agreed upon settlement with the United States District Court and are awaiting court approval. At December 31, 2005, the Company believes that it has sufficient reserves to cover its litigation of this matter.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the The Nasdaq National Market under the symbol “PANC.” The following table sets forth the reported high and low bid prices of our common stock for each fiscal quarter during the period from January 1, 2004 through December 31, 2005, as reported by Nasdaq. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions. The data below reflects the 1:10 reverse stock split of our common stock effected on March 14, 2005.

	High	Low
Year Ended December 31, 2005
First Quarter	$15.20	$2.83
Second Quarter	6.39	2.31
Third Quarter	12.00	4.91
Fourth Quarter	11.00	6.79

Year Ended December 31, 2004
First Quarter	$17.80	$9.50
Second Quarter	15.50	10.00
Third Quarter	11.50	6.70
Fourth Quarter	9.80	5.10

The closing price of our common stock on March 1, 2006, as reported on the Nasdaq National Market was $7.60 per share. As of March 1, 2006, there were approximately 182 holders of record of the 50,128,957 outstanding shares of our common stock.

We have not paid any dividends on our common stock to date. We intend to retain future earnings, if any, for use in the development of our business and do not anticipate paying dividends in the foreseeable future. The payment of any dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, business outlook, capital requirements, contractual restrictions, and the general health of our Company.

We did not repurchase any of our securities in 2005.

Item 6.    SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2005. The selected financial data for each of the five years in the period ended December 31, 2005 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Ernst & Young, LLP, independent registered public accounting firm, through December 31, 2004 and by KPMG LLP, independent registered public accounting firm, for the year ended December 31, 2005. In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc. (the “former Panacos”). For accounting purposes, the transaction is considered a “reverse merger” under which the former Panacos is considered the aquirer of V.I. Technologies, Inc. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2005(1)	2004	2003	2002	2001
Statement of Operating Data:
Research funding	$1,049	$1,337	$1,078	$926	$575
Research and development costs	19,798	11,148	4,459	4,416	2,444
General and administrative expenses	8,045	2,158	950	1,006	400
In-process research and development charge (3)	19,417	—	—	—	—
Impairment charges (4)	13,773	—	—	—	—

Total costs and expenses	61,033	13,306	5,409	5,422	2,844

Loss from operations	(59,984)	(11,969)	(4,331)	(4,496)	(2,269)

Interest income (expense), net	912	(69)	(177)	35	84
Other expense, net	(6)	—	—	—	—

Net loss	(59,078)	(12,038)	(4,508)	(4,461)	(2,185)

Accretion of preferred stock dividends	—	1,925	733	649	262

Net loss available to common stockholders	$(59,078)	$(13,963)	$(5,241)	$(5,110)	$(2,447)

Basic and diluted net loss per share	$(1.72)	$(14.51)	$(13.00)	$(15.86)	$(8.33)
Weighted average common shares used in computing basic and diluted net loss per share	34,423	962	403	322	294

	2005(1)	2004	2003	2002	2001
Pro Forma: (2)
Net loss	$(59,078)	$(12,038)	$(4,508)	$(4,461)	$(2,185)

Pro forma basic and diluted net loss per share	$(1.54)	$(0.63)	$(0.70)	$(0.73)	$(0.67)
Pro forma weighted average shares used in calculation of basic and diluted net loss per share	38,448	19,004	6,408	6,103	3,273

	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$87,138	$4,879	$477	$1,707	$954
Working capital (deficit)	82,792	2,479	(3,441)	1,166	453
Total assets	91,571	6,331	1,217	2,434	1,464
Long-term obligations, less current portion	—	35	164	341	36
Redeemable preferred stock	—	29,897	9,891	9,146	3,517
Stockholders’ equity (deficit)	85,601	(26,446)	(13,040)	(7,801)	(2,683)

(1)	In fiscal year 2005, we recorded a $2.4 million non-cash stock compensation charge within research and development costs in connection with the departure of an executive announced in November 2005.

(2)	Pro forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.
(3)	In connection with the acquisition of V.I. Technologies, we recorded an in-process research and development charge of $19.4 million during the first quarter ended March 31, 2005.
(4)	We recorded impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the year ended December 31, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consumation of the merger, respectively. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $0.4 million and $1.3 million on INACTINE™-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Item 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Panacos seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have generally preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications. Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

Our lead product candidate, PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that PA-457 has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

In 2005 we announced the completion of a Phase 2a clinical trial of PA-457, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with PA-457 compared to placebo. After ten days of the highest dose of PA-457 in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

We plan to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the first half of 2006. In this trial, PA-457 will be administered to HIV-infected patients in combination with approved HIV drugs. We intend to enroll patients in this trial who are failing current therapy, who will receive either placebo or PA-457 in multiple doses in conjunction with approved HIV drugs. Our primary objective of this trial is to determine the optimum dose of PA-457 for pivotal clinical trials. We expect the endpoints of this trial to include viral load reduction and safety after several months of dosing. Prior to the initiation of the Phase 2b trial, we need to complete the analysis of two drug interaction studies, chronic toxicology studies and a clinical bioavailability study of a tablet form of the drug, all of which have completed dosing, and we need to agree with the FDA on doses to be used in the trial and its detailed design.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development with a goal of filing an Investigational New Drug Application, or IND, for a second-generation maturation inhibitor during 2006. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the

HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

We believe that we could potentially develop and market PA-457 successfully without a strategic corporate collaboration. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of PA-457. We intend to evaluate the relative merits of both approaches on an ongoing basis.

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

On June 2, 2004, V.I. Technologies entered into an Agreement and Plan of Merger with the former Panacos. The merger agreement was amended on November 5, 2004, November 28, 2004, December 8, 2004 and February 14, 2005. Under the merger agreement, as amended, V.I. Technologies issued 22.7 million shares of common stock, at the closing on March 11, 2005. Immediately following the closing of the merger, former Panacos shareholders owned approximately 80.6% of the combined company, before the effect of the shares issued in the financing described below. Prior to the merger, former Panacos’ principal business involved the discovery and development of small molecule, orally available drugs for the treatment of HIV and other major human viral diseases. Former Panacos’ proprietary discovery technologies focus on novel targets in the virus life cycle, including virus fusion and virus maturation, the first and last steps of viral infection. Prior to the merger, former Panacos had initiated Phase II clinical testing of PA-457, the first in a new class of oral HIV drugs that inhibit virus maturation, a new drug target discovered by former Panacos.

On December 9, 2004, V.I. Technologies entered into a Securities Purchase Agreement with a group of investors, including an existing investor in us and former Panacos, Ampersand Ventures, and an existing investor in former Panacos, A.M. Pappas & Associates, LLC, and several other former Panacos investors. The closing of the financing occurred on March 11, 2005. Upon the closing of the financing, V.I. Technologies issued 10.0 million shares of its common stock, at a per share price of $2.00, and warrants to purchase 4.7 million shares of common stock to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger.

At the close of business on March 14, 2005, we effected a 1-for-10 reverse split of our common stock, and shares began trading on a post-split basis on March 15, 2005. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

On March 28, 2005, the SEC declared effective a registration statement for the offering of our common stock with a maximum value of $5.5 million through the distribution of subscription rights to our stockholders. Under the terms of the rights offering, V.I. Technologies’ stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.8 million shares of our common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005 raising gross proceeds of $2.5 million. We issued 1.2 million shares of common stock to those participants who exercised their rights in the offering. Under the terms of the Securities Purchase Agreement, our stockholders Ampersand and A.M. Pappas & Associates, LLC were contractually obligated to refrain from exercising their subscription rights in the rights offering.

We announced on September 28, 2005 that we had filed a preliminary prospectus supplement to its two effective shelf registration statements filed with the Securities and Exchange Commission, or SEC, relating to a proposed underwritten public offering of approximately 8.0 million shares of its common stock. We closed the offering on October 12, 2005 issuing 8.25 million shares of common stock at a per share price of $10.50, raising approximate net proceeds of $81.0 million.

We fund our operations primarily through sale of preferred stock, common stock, partner collaborations, research and development grants and debt. We believe that cash and cash equivalents on hand at December 31, 2005 of $87.1 million will be sufficient to support the our operations into 2008.

We were organized under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is www.panacos.com. The contents of our website are not part of this annual report.

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

Research and Development Revenue and Cost Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Revenues from research contracts are recognized in the period the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations.

We are reimbursed certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue as the services are provided. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses are determined.

Long-Lived Assets

Our long-lived assets, which consist of property and equipment and an intangible asset, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from 3 to 10 years. We amortize acquired intangible asset (workforce) using the straight-line method over the estimated economic life of 4 years. During the second quarter of 2005, we wrote off the remaining value of the acquired intangible asset (workforce) (see Note 5 to the Consolidated Financial Statements). Determining the lives of our long-lived assets requires us to make significant judgments and estimates and can materially impact our results of operations.

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in our business or industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. As discussed in Note 5 to the Consolidated Financial Statements, we recorded impairment charges of $13.8 million during 2005. At December 31, 2005, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.4 million.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgements. We make these judgements based upon the facts and circumstances known to us in accordance with GAAP. There were no changes in our estimates and accruals for contract services fees that had a material effect on our net losses in the years ended December 31, 2005, 2004, and 2003.

Results of Operations

Fiscal Year 2005 as Compared to Fiscal Year 2004

Net Revenues-Research Funding

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$1.0 million	$1.3 million	$(0.3) million	22%

Revenues decreased by 22% to $1.0 million in 2005 from $1.3 million in 2004. The decrease was primarily due to lower NIH grant funding in 2005 and the completion of several NIH grants during 2005. Revenues for both years consisted entirely of grant revenue and subcontractor fees. We expect revenues for fiscal year 2006 to decline and be in the range of $250,000 to $300,000, as a result of the completion of several other NIH grants.

Research and Development

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$19.8 million	$11.1 million	$8.7 million	78%

Total research and development expenses increased by 78% to $19.8 million in 2005, up from $11.1 million in 2004. The increase is primarily due to increased spending on the PA-457 development program, increased research and development infrastructure as a result of the merger and increased research and development spending for our other programs in HIV. Fiscal year 2005 also includes a $2.4 million non-cash stock compensation charge resulting from the departure of an executive during the fourth quarter of 2005. We expect fiscal year 2006 research and development expenses to be in the range of $36.0 million to $38.0 million. These expected increased research and development expenses in 2006 include stock compensation expense through the adoption of FAS 123R and increased costs of research and development activities.

General and Administrative Expenses

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$8.0 million	$2.2 million	$5.8 million	273%

General and administrative expenses increased by 273% to $8.0 million during 2005 from $2.2 million for 2004. This increase was primarily due to the addition of the public company infrastructure of V.I. Technologies as a result of the merger in March 2005. We expect fiscal year 2006 general and administrative expenses to be between $10.0 million and $11.0 million. The expected increased level of expense in 2006 will be primarily driven by the expensing of stock options in accordance with SFAS 123R.

In-Process Research and Development

In connection with the acquisition of V.I. Technologies, we recorded an in-process research and development charge of $19.4 million during the first quarter ended March 31, 2005. The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger of $5 million was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. The final fair value of $19.4 million included a pro-rata allocation of the excess purchase price of approximately $14.4 million. In-process research and development was expensed immediately upon the consummation of the merger.

Impairment Charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the year ended December 31, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consumation of the merger, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $0.4 million and $1.3 million on the INACTINE™-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest Income/(Expense), Net

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$0.9 million	$(0.1) million	$1.0 million	1,422%

In 2005, we had net interest income of $0.9 million in comparison to net interest expense of $0.1 million in 2004. The net increase in interest income resulted from higher cash balances achieved primarily through financings completed in 2005, including a private placement in March, a rights offering in April, warrant and option exercises, and a secondary public offering in October. In addition to the effect of higher cash balances in 2005, net interest income increased as a result of reduced interest expense due to reduced debt levels from the prior year.

Fiscal Year 2004 as Compared to Fiscal Year 2003

Net Revenues-Research Funding

Fiscal Year 2004	Fiscal Year 2003	Increase/(Decrease)%
$1.3 million	$1.1 million	$0.2 million	24%

Revenues increased by 24% to $1.3 million in 2004 from $1.1 million in 2003. The increase resulted primarily from a new NIH grant for 2004 related to Respiratory Syncytial Virus, or RSV, fusion. Revenues for both years consisted entirely of NIH grant revenue and subcontractor fees related to NIH grants.

Research and Development

Fiscal Year 2004	Fiscal Year 2003	Increase/(Decrease)%
$11.1 million	$4.4 million	$6.7 million	150%

Total research and development expenses increased by 150% to $11.1 million in 2004, up from $4.4 million in 2003. The increase was primarily due to increased spending on the PA-457 development program.

General and Administrative Expenses

Fiscal Year 2004	Fiscal Year 2003	Increase/(Decrease)%
$2.2 million	$1.0 million	$1.2 million	127%

General and administrative expenses increased by 127% to $2.2 million during 2004 from $1.0 million for 2003. The increase in 2004 resulted primarily from an increase in personnel costs and a non-cash compensation charge related to stock options granted in 2004.

Interest Income/(Expense), Net

Fiscal Year 2004	Fiscal Year 2003	Increase/(Decrease)%
$(0.1) million	$(0.2) million	$0.1 million	61%

Interest expense of $0.1 million in 2004 decreased from $0.2 million in 2003 due to reduced interest bearing obligation levels during 2004 versus 2003.

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since Panacos’ inception, it has financed its operation through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short-term debt and capital lease financing.

At December 31, 2005, we had cash and cash equivalents of $87.1 million and working capital of $82.8 million in comparison with cash and cash equivalents of $4.9 million and working capital of $2.5 million on December 31, 2004. On March 11, 2005, V.I. Technologies completed a merger with the former Panacos, concurrently with a private placement of its common stock and warrants, which resulted in net proceeds of $18.1 million. On April 29, 2005, we completed a rights offering, raising net proceeds of $2.2 million. We completed a secondary public offering on October 12, 2005, raising net proceeds of approximately $81.0 million. During 2004 Panacos completed a Series C Preferred Stock financing, raising $14.9 million in net proceeds which was converted to common stock as a result of the merger with V.I. Technologies.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, PA-457, through clinical trials, and increase our pre-clinical efforts for our fusion inhibitor program. We expect a decline in cash, cash equivalents and marketable securities during fiscal year 2006 in the range of $35 million to $39 million. In addition, based on our current plans and forecasts, we believe that we have adequate resources to fund our operations into 2008.

Our cash activity during fiscal years 2005 and 2004 was comprised of the following: (in millions)

	2005	2004
Net proceeds from equity transactions	$104.7	$14.9
Net cash used in operating activities	(21.6)	(10.2)
Cash used in fixed asset acquisition	(0.2)	(0.1)
Net cash acquired through merger	0.1	—
Proceeds from borrowing on notes payable	0.1	0.5
Repayment of advances and other debt	(1.2)	(0.7)
Transfers from restricted cash	0.4	—

Increase in cash position	$82.3	$4.4

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

Beyond 2005, we anticipate substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for PA-457, on the expenditure required to develop our other product candidates, and on expenditure on our research programs. We plan to fund operations through a combination of cash on hand, additional sales of our stock or debt securities, grants from government agencies, such as the National Institutes of Health, and partnerships for the clinical development and distribution of products, such as PA-457. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. There is no guarantee that we will be able to obtain sufficient funding, secure additional grants, or enter into commercial partnerships. Other than proceeds from financings partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of PA-457 in a major market, such as the United States or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at December 31, 2005: (in thousands)

	Repayments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$6,036	$1,301	$3,968	$767	$—
Advance/Obligation (1)	210	210	—	—	—
Capital lease obligation	6	6	—	—	—
Other purchase obligations	2,339	2,339	—	—	—

Total	$8,591	$3,856	$3,968	$767	$—

(1)	Includes interest at annual rate of 10.0%. For further detail see footnote number 9 to the consolidated financial statements, Notes Payable and Advances.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (R), ”Share Based Payment: an amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”). FASB Statement 123R requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. Our financial position and results of operations will be impacted in periods subsequent to 2005. We expect to incur stock compensation expense in the range of $5.0 million to $6.0 million during fiscal year 2006 resulting from the adoption of SFAS No. 123R beginning January 1, 2006.

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

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation did not impact our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We are required to adopt SFAS No. 154 starting in our fiscal 2006 reporting period. The adoption of SFAS No. 154 is not expected to have a material impact on our financial condition or results of operations.

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

Item 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 35 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Panacos Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Panacos Pharmaceuticals, Inc. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Panacos Pharmaceuticals, Inc. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Panacos Pharmaceuticals, Inc. (a development stage company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended and for the period from September 29, 1999 (inception) to December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements. The cumulative statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the period September 29, 1999 (inception) to December 31, 2005 include amounts for the period from September 29, 1999 (inception) to December 31, 2004, which were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the amounts included for the period September 29, 1999 (inception) through December 31, 2004 is based solely on the report of other auditors.

/s/ KPMG LLP

Boston, Massachusetts

March 9, 2006

(c)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2005, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “Proposal 1 – Election of Directors”, “Additional Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Conduct and Ethics.”

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “Executive Compensation” and “Additional Information.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the portion of the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the portion of the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders entitled “Information Concerning Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) and (2) Consolidated Financial Statements and financial statement schedules

Reports of Independent Registered Public Accounting Firms	Page 43

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	Page 45

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 and for the period from September 29,1999 (inception) to December 31, 2005	Page 46

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29,1999 (inception) to December 31, 2005	Page 47

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and for the period from September 29,1999 (inception) to December 31, 2005	Page 50

Notes to Consolidated Financial Statements	Page 51

Other information and consolidated financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are required to be filed with this Report by Item 15 and are incorporated by reference to the source cited in the Exhibit Index below or are filed herewith.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 2, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex A to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference. Note: As permitted by Item 601(b)(2) of Regulation S-K, schedules and exhibits to this agreement have not been filed herewith. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of November 5, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex B to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.3	Amendment No. 2 to Agreement and Plan of Merger dated as of November 28, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex C to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.4	Amendment No. 3 to Agreement and Plan of Merger dated as of December 8, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex D to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.5	Amendment No. 4 to Agreement and Plan of Merger dated as of February 14, 2005 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex E to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated August 15, 2005. Filed herewith.

3.6	Amended and Restated By-laws of the Registrant. Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed herewith.

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement
No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.1*	1998 Equity Incentive Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

10.2*	1998 Director Stock Option Plan. Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-75484) and incorporated herein by reference.

10.3*	1999 Supplemental Equity Compensation Plan. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108734) and incorporated herein by reference.

Exhibit Number	Description

10.5*	2005 Supplemental Equity Compensation Plan. Filed as Annex H to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s 2000 Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8++	Agreement with the American National Red Cross dated April 9, 2003. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2003 and incorporated herein by reference.

10.9	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement
No. 333-121416) and incorporated herein by reference.

10.10	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement
No. 333-121416) and incorporated herein by reference.

10.11*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.14*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.15*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.16++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed herewith.

10.17	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed herewith.

10.18*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

Exhibit Number	Description

10.19*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.21*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed herewith.

10.22*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed herewith.

10.23*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed herewith.

10.24*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.

By: /s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Executive Vice President and Chief Financial Officer
March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Samuel K. Ackerman Samuel K. Ackerman, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Peyton J. Marshall Peyton J. Marshall, Ph.D.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Jeremy Hayward-Surry Jeremy Hayward-Surry	Director	March 16, 2006

/s/ Herbert H. Hooper Herbert H. Hooper, Ph.D.	Director	March 16, 2006

/s/ Irwin Lerner Irwin Lerner	Director	March 16, 2006

/s/ Joseph M. Limber Joseph M. Limber	Director	March 16, 2006

/s/ R. John Fletcher R. John Fletcher	Director	March 16, 2006

/s/ Eric W. Linsley Eric W. Linsley	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIR M

The Board of Directors and Stockholders

Panacos Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheet of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended and for the period from September 29, 1999 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the period September 29, 1999 (inception) to December 31, 2005 include amounts for the period from September 29, 1999 (inception) to December 31, 2004, which were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the amounts included for the period September 29, 1999 through December 31, 2004 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period from September 29, 1999 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Panacos Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Boston, Massachusetts

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Panacos Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Panacos Pharmaceuticals, Inc. as of December 31, 2004, and the related statements of operations, redeemable preferred stock and stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003, and the period from September 29, 1999 (inception) to December 31 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panacos Pharmaceuticals, Inc. at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from September 29, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

McLean, VA

February 16, 2005

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$87,138	$4,879
Other receivables, net	389	280
Prepaid expenses and other current assets	1,085	62

Total current assets	88,612	5,221
Property and equipment, net	2,354	310
Restricted cash	545	125
Other assets, net	60	675

Total assets	$91,571	$6,331

LIABILITIES, REDEEMABLE PREFERRED STOCK AND WARRANTS, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,912	$472
Accrued expenses	3,695	2,141
Capital lease obligation, current	6	7
Current portion of notes payable and advances	207	122

Total current liabilities	5,820	2,742
Capital lease obligation, less current portion	—	5
Notes payable, less current portion	—	30
Deferred rent	150	81

Total liabilities	5,970	2,858

Warrants to purchase Redeemable Preferred Series B Preferred Stock	—	22
Redeemable Series C Preferred Stock, $0.001 par value per share, 24,138,157 shares authorized, issued and outstanding at December 31, 2004; no shares issued and outstanding at December 31, 2005	—	19,199
Redeemable Series B Preferred Stock, $0.001 par value per share, 10,114,695 shares authorized, 7,392,473 shares issued and outstanding at December 31, 2004	—	10,698

Total redeemable preferred stock and warrants	—	29,919

Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares at December 31, 2005; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 49,911,657 shares at December 31, 2005; authorized 15,000,000 shares; 1,452,676 shares issued and outstanding at December 31, 2004	499	15
Additional paid-in capital	169,877	670
Deferred compensation	(321)	(1,790)
Deficit accumulated during the development stage	(84,454)	(25,341)

Total stockholders’ equity (deficit)	85,601	(26,446)

Total liabilities, redeemable preferred stock and warrants, and stockholders’ equity (deficit)	$91,571	$6,331

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

	Fiscal Years			Period from September 29, 1999 (inception) to December 31, 2005
	2005	2004	2003
Revenues:
Research funding	$1,049	$1,337	$1,078	$5,177
Costs and expenses:
Research and development costs	19,798	11,148	4,459	43,091
General and administrative expenses	8,045	2,158	950	13,231
In-process research and development charge	19,417	—	—	19,417
Impairment charges	13,773	—	—	13,773

Total operating costs and expenses	61,033	13,306	5,409	89,512

Loss from operations	(59,984)	(11,969)	(4,331)	(84,335)
Interest income (expense), net	912	(69)	(177)	802
Other expense, net	(6)	—	—	(6)

Net loss	(59,078)	(12,038)	(4,508)	(83,539)
Accretion of preferred stock dividends	—	1,925	733	4,050

Net loss available to common stockholders	$(59,078)	$(13,963)	$(5,241)	$(87,589)

Basic and diluted net loss per share	$(1.72)	$(14.51)	$(13.00)

Weighted average shares used in calculation of basic and diluted net loss per share	34,423	962	403

PRO FORMA*
Net loss	$(59,078)	$(12,038)	$(4,508)

Pro forma basic and diluted net loss per share	$(1.54)	$(0.63)	$(0.70)

Pro forma weighted average shares used in calculation of pro forma basic and diluted net loss per share	38,448	19,004	6,408

*	Pro Forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to December 31, 2005

(in thousands, except per share data)

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2005

(in thousands, except per share data)

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2005

(in thousands, except per share data)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	(25,341)	(26,446)

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	(10)
Acquisition of V.I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	62,973
Issuance of common stock on March 11, 2005 ; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—
Issuance of common stock on April 29, 2005: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	2,187
Issuance of common stock on October 12, 2005: $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—	3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	$—	—	$—	—	$—	49,912	$499	—	$—	$169,877	$(321)	$(84,454)	$85,601

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years			Period from September 29, 1999 (inception) to December 31, 2005
	2005	2004	2003
Cash flows from operating activities
Net loss	$(59,078)	$(12,038)	$(4,508)	$(83,539)
Adjustments to reconcile net loss to cash used in operating activities:
In-process research and development charge	19,417	—	—	19,417
Impairment charges	13,773	—	—	13,773
Non-cash operating expenses	—	—	—	1,052
Depreciation and amortization	628	112	79	912
Amortization of deferred financing costs	1	115	59	178
Stock compensation expense	3,954	604	—	4,562
Loss on disposal of fixed assets	27	—	—	27
Other	(20)	—	—	(20)
Changes in operating accounts, net of acquisition:
Other receivables, net	111	(136)	(53)	(168)
Prepaid expenses and other current assets	(460)	(5)	2	(523)
Other assets	—	9	(33)	(59)
Accounts payable	1,440	69	139	1,912
Accrued expenses	(1,508)	1,478	338	554
Deferred rent	69	19	26	150

Net cash (used in) operating activities	(21,646)	(9,773)	(3,951)	(41,772)

Cash flows from investing activities:
Cash paid for merger, net of cash received	126	(451)	—	(325)
Additions to property and equipment	(150)	(76)	(8)	(635)
Proceeds from the disposal of fixed assets	6	—	—	6
Restricted cash	424	—	—	298

Net cash provided by (used in) investing activities	406	(527)	(8)	(656)

Cash flows from financing activities:
Proceeds from issuances of preferred stock, net	—	14,887	—	23,076
Proceeds from issuances of common stock, net	101,319	—	—	101,319
Proceeds from exercise of stock options	177	—	14	207
Proceeds from exercise of warrants	3,163	—	—	3,163
Proceeds from borrowing on notes payable	88	500	—	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904	2,904
Repayment of notes payable, and capital lease obligations	(1,248)	(685)	(189)	(2,221)

Net cash provided by financing activities	103,499	14,702	2,729	129,566

Net increase (decrease) in cash and cash equivalents	82,259	4,402	(1,230)	87,138
Cash and cash equivalents, beginning of period	4,879	477	1,707	—

Cash and cash equivalents, end of period	$87,138	$4,879	$477	$87,138

Supplemental cash flow information:
Cash paid for interest	$74	$26	$39	$156

Equipment acquired under capital leases	$—	$—	$2	$111

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or the “Company”) is a development stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that PA-457 has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

The Company faces certain risks and uncertainties similar to other biotechnology companies, including its ability to obtain additional funding, its future profitability, protection of patents and property rights, uncertainty regarding development of the Company’s product candidates, the success and timetable of its clinical trials, competition and technological change, manufacturing, governmental regulations, including the need for product approvals, and attracting and retaining key employees.

2.	Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. (“Panacos”) and V.I. Technologies, Inc. (“V.I. Technologies”) entered into a merger agreement, as amended, for a transaction which was accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company (the “Company”).

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2005, has an accumulated deficit of $84.5 million. Management believes that its cash on hand at December 31, 2005 of $87.1 million will be sufficient to support the Company’s operations into 2008.

Principles of Consolidation

The consolidated financial statements include the financial statements of Panacos Pharmaceuticals, Inc. and it’s wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenues from research contracts are recognized in the period the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amounts of $1,049,000, $1,337,000 and $1,078,000 for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

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

Operating Segment

The Company operates in a single reportable segment: anti-infective products. These products are being developed for use in the health care industry and are regulated in the United States by the United States Food and Drug Administration (“FDA”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, valuation of acquired in-process research and development, estimate of accrued legal contingencies, and the collectibility of other receivables.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities under three months at the time of purchase to be cash equivalents.

Restricted Cash

Long-term restricted cash of $545,000 at December 31, 2005 was comprised of two certificates of deposit for letters of credit on the Company’s two leased facilities. Long-term restricted cash of $125,000 at December 31, 2004 was comprised of a certificate of deposit for a letter of credit on one leased facility.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. These range from five to ten years for leasehold improvements, and three to five years for all other tangible assets.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash-flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive: (in thousands)

	December 31,
	2005	2004
Common stock options	4,073	3,433
Common stock warrants	4,116	23

Stock-based Compensation

The Company accounts for its stock-based compensation plans and employee stock purchase plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(APB No. 25) and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). The Company recorded approximately $4.0 million in stock compensation expense during the year ended December 31, 2005, due primarily to the realization of a potential stock compensation charge (see Note 6), accelerated vesting of stock options in the first quarter, the lapse of restrictions on restricted stock and expense associated with consultant options. The Company recorded approximately $0.6 million and zero in stock compensation expense during the years ended December 31, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation: (in thousands, except per share data)

	2005	2004	2003
Net loss available to common stockholders
As reported	$(59,078)	$(13,963)	$(5,241)
Add: Stock-based employee compensation expense determined under the fair value method	2,600	656	12
Deduct: Stock-based employee compensation expense included in reported net loss available to common stockholders	3,815	599	—

Pro forma net loss available to common stockholders	$(57,863)	$(14,020)	$(5,253)

Basic and diluted net loss per share:
As reported	$(1.72)	$(14.51)	$(13.00)
Pro forma	$(1.68)	$(14.57)	$(13.03)

Pro forma basic and diluted net loss per share, assuming the conversion of the preferred stock to common stock on the dates the preferred stock was originally issued and the effects of eliminating the accretion of preferred stock dividends, would be ($1.50), $(0.64) and ($0.71) for the years ended December 31, 2005, 2004 and 2003, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2005		2004		2003
	Stock Options (Range)	ESPP	Stock Options	ESPP	Stock Options	ESPP
Volatility	72.0% – 116.5%	97.7% – 151.0%	55.50%	—%	56.10%	—%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Risk-free rate	3.93% – 4.39%	1.72% – 3.15%	3.63%	—%	3.25%	—%
Expected life in years	5–6	0.25	5	—%	5	—%

The weighted-average grant date fair value of the options granted in 2005, 2004 and 2003 was $2.97, $0.94 and $0.37, respectively.

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive loss is equal to its net loss reported in the accompanying consolidated statements of operations.

Reclassifications

Certain prior period balances have been reclassified to conform with 2005 financial statement presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R Share Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS No. 123R requires companies to recognize in the income statement, effective for annual periods beginning after June 15, 2005, the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The Company’s financial position and results of operations will be impacted in periods subsequent to 2005. The Company expects to incur stock compensation expense in the range of $5.0 million to $6.0 million during fiscal year 2006 resulting from the adoption of SFAS No. 123R beginning January 1, 2006.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of this interpretation did not impact the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting changes and error corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2006 reporting period. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

3.	Merger

On June 2, 2004, Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 15, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under the terms of the transaction, V.I. Technologies issued 22.7 million shares of its common stock for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million shares of V.I. Technologies common stock outstanding, and the outstanding V.I. Technologies options and warrants, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 0.67528 shares of V.I. Technologies common stock.

In addition, each Panacos stock option and warrant that was outstanding on the closing date was converted to a V.I. Technologies option or warrant, respectively, by multiplying the Panacos options and warrants by the ratio provided above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options and warrants is subject to the same terms and conditions that were in effect for the related Panacos options and warrants, respectively. Further, as a result of the merger, options to purchase an aggregate of 2.0 million shares of Panacos common stock that were held by officers and directors of Panacos immediately vested (see Note 6).

Merger Purchase Price

The consolidated financial statements reflect the merger of Panacos with V.I. Technologies as a reverse merger wherein Panacos is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, V.I. Technologies’ 5.5 million outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the Nasdaq National Market of $5.80 per share for the two days prior to the merger through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the V.I. Technologies outstanding stock options and warrants were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $5.80, which is the value ascribed to the V.I. Technologies shares in determining the purchase price; volatility of 60%-72%; risk-free interest rate of 2.60%-4.03%; and an expected life of 0.1 years-4.0 years.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price is summarized as follows: (in thousands)

Fair value of V.I. Technologies outstanding common stock	$31,596
Fair value of V.I. Technologies outstanding stock options	122
Fair value of V.I. Technologies outstanding warrants	906
Estimated merger costs	1,160

33,784
Less: Amount related to unvested stock options and restricted stock allocated to deferred compensation, based on implicit value of unvested V.I. Technologies stock options and restricted stock	(31)

Total purchase price	$33,753

Merger Purchase Price Allocation

The purchase price allocation is as follows: (in thousands)

Fair value of in-process research and development costs	$19,417
Fair value of intangible asset – workforce	5,437
Tangible assets acquired, including $610 in cash and cash equivalents	14,909
Liabilities assumed	(6,010)

Net assets acquired	$33,753

For accounting purposes, the transaction is being treated as an acquisition of assets and not a business combination because V.I. Technologies did not meet the definition of a business under Emerging Issues Task Force (“EITF”) 98-3, Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because V.I. Technologies is not considered a “business” as defined by the applicable accounting rules in effect at the time of the merger, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

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

The amount allocated to in-process research and development represents an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represents the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to the INACTINE™ program based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the INACTINE™ product. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners (see Note 5).

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train V.I. Technologies employees (see Note 5).

4.	Preferred Stock and Stockholders’ Equity (Deficit)

Secondary Public Offering

The Company closed a secondary public offering of its common stock on October 12, 2005, issuing approximately 8.3 million shares of common stock at a per share price of $10.50, for gross proceeds of $86.6 million or approximate net proceeds of $81.0 million. In connection with the financing, the Company incurred approximately $5.6 million in transaction costs. All of the shares were sold by the Company.

Private Placement

On December 9, 2004, V.I. Technologies entered into a Securities Purchase Agreement with a group of investors, including Ampersand Ventures, an existing investor in V.I. Technologies and Panacos, and A.M. Pappas & Associates, LLC, an existing investor in Panacos, and other Panacos investors. The closing of the $20 million financing was subject to the completion of the merger with Panacos. Upon the closing of the financing on March 11, 2005, the Company issued 10.0 million shares of its common stock, at a per share price of $2.00, and warrants to purchase 4.7 million shares of its common stock to the investors in the financing. The shares issued in the financing represented 26% of the outstanding shares, after giving effect to the closing of the merger. In connection with the private placement, the Company filed a registration statement relating to the resale of the common stock sold in the private placement on April 4, 2005, which became effective on June 20, 2005. In connection with the financing, the Company incurred approximately $1.9 million in transaction costs.

Rights Offering

On March 28, 2005, the SEC declared effective a registration statement for the offering of the Company’s common stock with a maximum value of $5.5 million through the distribution of subscription rights to V.I. Technologies’ stockholders. Under the terms of the rights offering, V.I. Technologies’ stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.8 million shares of its common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005, raising gross proceeds of $2.5 million. The Company issued 1.2 million shares of its common stock, at a per share price of $2.00, to the investors in the rights offering. Under the terms of the Securities Purchase Agreement, two of the Company’s stockholders, Ampersand Ventures and A.M. Pappas & Associates, LLC, were contractually obligated to refrain from exercising their subscription rights in the rights offering. In connection with the financing, the Company incurred approximately $0.3 million in transaction costs.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

At the close of business on March 14, 2005, the Company effected a 1-for-10 reverse split of its common stock, and shares began trading on a post-split basis on March 15, 2005. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.01 per share. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

Redeemable Preferred Stock

In March and April 2004, Panacos issued approximately 20.0 million shares of Series C Redeemable Preferred Stock at $0.759 per share for gross cash proceeds of approximately $15.2 million. Panacos also issued 4.1 million shares of Series C Redeemable Preferred Stock valued at $0.759 per share in satisfaction of principal of $3.0 million and related accrued interest of approximately $0.1 million on convertible secured notes payable held by certain stockholders. On March 11, 2005, the shares of Panacos Series C Redeemable Preferred Stock were exchanged for 16.3 million shares of V.I. Technologies common stock as a result of the merger.

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

In November 2000, Panacos issued approximately 2.7 million shares of Series B Redeemable Preferred Stock at a price of $1.116 per share, for net proceeds of approximately $3.0 million. In January 2001, Panacos issued 0.2 million shares of Series B Redeemable Preferred Stock at a price of $1.116 per share, for net proceeds of $0.3 million. In January 2002, Panacos issued 4.5 million shares of Series B Redeemable Preferred Stock at a price of $1.116 per share, for net proceeds of $5.0 million. On March 11, 2005, the shares of Panacos Series B Redeemable Preferred Stock were exchanged for 5.0 million shares of V.I. Technologies common stock as a result of the merger.

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

Series A Preferred Stock

In January 2000, Panacos issued 1.5 million shares of Series A Preferred Stock in exchange for technology developed by Boston Biomedica, Inc., valued at $50,000. The technology was transferred at Boston Biomedica, Inc.’s historical cost.

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

At December 31, 2005 the Company had 4.1 million warrants outstanding with an exercise price range of $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012.

Restricted Stock Grant

On May 3, 2005, the Company granted 75,000 restricted shares of common stock to an executive officer as part of a severance agreement. The Company recorded deferred compensation of $0.2 million and amortized the expense ratably over the vesting period which ended on July 25, 2005.

Common Stock Issuance

In February 2003, the Company issued approximately 54,000 shares of its common stock as an initial license payment in accordance with a license agreement executed with University of North Carolina at Chapel Hill. The total value of the common stock of approximately $9,000 was immediately expensed to research and development costs (see Note 15).

5.	Impairment of Long-Lived Assets

On March 11, 2005, the Company recorded impairment charges of $8.1 million and $4.0 million, or an aggregate of $12.1 million, on the property and equipment and the workforce intangible asset balances, respectively. Upon the consummation of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the carrying value of its long-lived assets (INACTINE™-specific property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the carrying value of the assets to their estimated fair values.

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ system for red blood cells (see Note 13), the Company recorded an impairment charge of $1.7 million. The impairment charge was comprised of $1.3 million and $0.4 million for the write-off of workforce intangible asset and equipment, respectively.

6.	Potential Stock Compensation Charges

On March 11, 2005, in connection with the merger between V.I. Technologies and Panacos, 57% of Panacos’ unvested employee stock options accelerated. Under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, a modification to accelerate vesting effectively renews an award if, absent the modification, the award would have expired unexercisable. The acceleration of the options resulted in a new measurement date with additional compensation cost measured by the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The additional non-cash stock-based compensation cost of approximately $8.5 million will only be recognized for those employees who are able to exercise the award that would have expired unexercisable pursuant to its original terms. The Company did not accrue any compensation costs at the time of the modification, as it was not able to estimate the potential benefit to employees. The potential stock compensation charge would decrease over time, through June 2007, the date all options would have been 100% vested had they not been accelerated. A charge of $25,000 was recorded due to the termination of one employee during the three months ended September 30, 2005 and a charge of $2.2 million was recorded during the three months ended December 31, 2005 due to the departure

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of an executive announced in November 2005. At December 31, 2005, the remaining potential non-cash stock compensation charge is $4.1 million. However, due to the planned adoption of FAS 123R in fiscal year 2006, this potential charge will be eliminated after December 31, 2005.

On April 7, 2005, the Company granted 860,000 stock options to its Chief Executive Officer. Subsequent modifications to the vesting provisions of the original grant resulted in a potential additional non-cash stock-based compensation cost of approximately $1.4 million which would be recognized if the officer leaves the Company prior to April 2010. In that case, the charge would be the difference between the intrinsic value of the award at the original measurement date and the intrinsic value immediately prior to the modification. The Company has not recorded or accrued any compensation costs at this time as it is not able to estimate the potential benefit to the officer. However, due to the planned adoption of FAS 123R in fiscal year 2006, this potential charge will be eliminated after December 31, 2005.

7.	Executive Severance Charge

The Company recorded a severance charge of approximately $0.7 million in General and Administrative expenses during the year ended December 31, 2005 for an executive officer. Of the $0.7 million, $0.2 million related to a non-cash stock compensation charge (see Note 4). At December 31, 2005, accrued expenses within the balance sheet contains the outstanding balance of $0.2 million due to the former executive (see Note 10). Total payments made in 2006 were $0.2 million.

8.	Property and Equipment

Property and equipment consist of the following components: (in thousands)

	December 31, 2005	December 31, 2004
Leasehold improvements	$2,233	$88
Laboratory equipment	571	325
Office furniture and equipment	251	169

	3,055	582
Accumulated depreciation and amortization	(701)	(272)

	$2,354	$310

Depreciation expense related to property and equipment was $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $0.8 million for the period September 29, 1999 (inception) to December 31, 2005. There were three outstanding capital leases at December 31, 2005 and four outstanding capital leases at December 31, 2004 of $6,000, and $12,000, respectively. Amortization expense for equipment subject to a capital lease for years ended December 31, 2005, 2004, and 2003 was not material.

9.	Notes Payable and Advances

In September 2002, the Company entered into a loan and security agreement with a financing company providing borrowings up to $500,000. The agreement allowed the Company to draw down funds through October 31, 2002 through the issuance of promissory notes. The Company drew down the full amount of the loan in September and October 2002. The notes had a term of 36 months. Substantially all of the Company’s assets, excluding intellectual property, had provided collateral for the notes. The promissory notes were repaid during 2005.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with this agreement, the Company issued warrants to the lender to purchase 22,993 shares of Series B Preferred Stock. The warrants are immediately exercisable, have a per share purchase price of $0.754 and expire ten years from the date of issuance. As of December 31, 2005, the warrants were still outstanding.

The fair value of the warrants of approximately $22,000 was determined using the Black-Scholes pricing model. For the years ended December 31, 2005, 2004 and 2003, interest expense included $2,000, $6,000, and $11,000, respectively, related to the accretion of this discount.

In February 2002, the Company entered into a promissory note with Montgomery County, Maryland. The note was forgiven in 2005 by Montgomery County, Maryland, resulting in other income of approximately $20,000.

In February 2004, the Company issued unsecured promissory notes for $500,000 in the aggregate to investors in the Company. The notes bore an interest rate of 8% and were payable upon demand of the noteholders. These notes, together with unpaid interest accrued thereon, were repaid in March 2004.

Through the consummation of the merger, the Company assumed the outstanding balance of $1.2 million relating to an advance received by V.I. Technologies from the Red Cross. The obligation bears interest at 10% per year and amortizes in equal monthly installments of principal and interest of approximately $0.1 million over three years to February 2006. At December 31, 2005, current portion of notes payable and advances reflect a total outstanding balance of $0.2 million due the Red Cross. The Company is obligated to repay the entire $0.2 million balance in 2006.

10.	Accrued Expenses

Accrued expenses consist of the following components: (in thousands)

	December 31, 2005	December 31, 2004
Accrued employee compensation, excluding bonus	$257	$247
Accrued bonus	566	78
Accrued settlement costs (see Note 14)	480	—
Accrued research costs	1,086	1,638
Professional fees (accounting and legal)	462	149
Executive severance	226	—
Merger costs	225	—
Other	393	29

	$3,695	$2,141

11.	Stock Plans

Supplemental Equity Compensation Plan

In January 2000, the Company adopted the Panacos Pharmaceuticals, Inc. 2000 Equity Incentive Plan (Plan) to provide for the granting of stock awards, such as stock options, restricted common stock, and stock appreciation rights to employees, directors, and other individuals as determined by the Board of Directors. The Plan name was changed to the Supplemental Equity Compensation Plan through the merger with V.I. Technologies. In connection with the merger, the Company’s Board adopted and received stockholder approval for, a Supplemental Equity Compensation Plan (the “New Plan”). Up to 7,369,594 shares of common stock may be issued pursuant to awards

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the New Plan. As of December 31, 2005, 2,682,008 shares are available for future grants. The adoption of the New Plan was submitted for shareholder approval to ensure qualification of the New Plan under Nasdaq National Market, incentive stock option and Internal Revenue Code Rules.

The New Plan was adopted by the V.I. Technologies Board in the form that was previously approved by the Panacos Board of Directors. Following the merger, and the grant of options to purchase Company common stock to former Panacos optionholders, the Company is able to make grants under the New Plan using the remaining shares that were unallocated to former Panacos optionholders at the time of the merger. The New Plan permits the grant of incentive and non-statutory stock options and stock rights. Although the Compensation Committee of the Company’s Board of Directors administers the New Plan and has discretion in granting awards, the exercise price of any incentive stock option, or ISO, may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant for grants to employees that own less than 10% of the Company’s capital stock, and not less than 110% of the fair market value of the Company’s common stock on the date of the grants to employees that own more than 10% of the Company’s common stock.

Upon the closing of the merger between V.I. Technologies and Panacos Pharmaceuticals, the following Plans of V.I. Technologies remained in effect.

Employee Stock Purchase Plan

Under the 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”), employees may purchase shares of common stock at a discount from fair market value. The 1998 Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase common stock under the 1998 Purchase Plan are granted at the discretion of the Compensation Committee of the Board of Directors, which determines the frequency and duration of individual offerings under the 1998 Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock to the purchaser under the 1998 Purchase Plan is 85% of the lesser of the Company’s common stock average fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or both. The 1998 Purchase Plan terminates in February 2008. The 1998 Purchase Plan was twice amended to increase the shares of common stock reserved under the Plan from 8,945 to 40,000. There are 17,811 shares available for future purchase as of December 31, 2005. During the year ended December 31, 2005, 4,067 shares of common stock were issued.

Director Stock Option Plan

All of the directors who are not employees of the Company (the “Eligible Directors”) are currently eligible to participate in the 1998 Director Stock Option Plan (the “1998 Director Plan”). Each non-employee who is initially elected to the Company’s Board of Directors shall, upon his initial election by the Company’s stockholders, automatically be entitled to an option to purchase 25,000 shares of common stock. In addition, each Eligible Director will be entitled to receive an annual option to purchase 15,000 shares of common stock.

The 1998 Director Plan has a term of ten years. The exercise price for the options is equal to the last sale price for the common stock on the business day immediately preceding the date of grant. The exercise price may be paid in cash or shares. There are 25,000 shares of common stock reserved for issuance under the 1998 Director Plan, of which 6,900 shares are available for future grants at December 31, 2005. Recent grants to Directors have not been made under this Plan, they have been made under the Supplemental Equity Compensation Plan.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plans

The 1998 Equity Incentive Plan (the “1998 Equity Plan”) has 475,000 shares of common stock reserved under the Plan. As of December 31, 2005, 69,460 shares are available under the 1998 Equity Plan for future grants. The 1998 Equity Plan permits the granting of both incentive stock options and nonstatutory stock options, as well as restricted stock. The option price of the shares underlying incentive stock options cannot be less than the fair market value of such stock on the business day immediately preceding the date of grant. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date. All stock options issued to date have been granted at the fair market value of the stock on the respective grant dates.

In connection with its merger with Pentose Pharmaceuticals, Inc. in 1999, V.I. Technologies adopted the 1999 Supplemental Stock Option Plan (the “1999 Plan”) authorizing the granting of both incentive and nonstatutory stock options on 100,000 shares of common stock reserved under the plan, of which 41,787 shares are available for future grants as of December 31, 2005. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock on the business day immediately preceding the date of grant or 110% of the fair market value per share if the optionee owns more than 10% of the total combined voting power of the Company.

Additional information with respect to stock option activity is summarized as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at September 29, 1999	—	$—
Options granted	815,987	0.13
Options exercised	(104,241)	0.05
Options canceled or expired	(19,945)	0.06

Outstanding at December 31, 2002	691,801	0.14

Exercisable at December 31, 2002	150,074	0.08

Options granted	12,153	0.17
Options exercised	(54,040)	0.08
Options canceled or expired	(2,532)	0.17

Outstanding at December 31, 2003	647,382	0.15

Exercisable at December 31, 2003	278,095	0.12

Options granted	2,786,612	0.26
Options exercised	(1,373)	0.12
Options canceled or expired	—	—

Outstanding at December 31, 2004	3,432,621	0.24

Exercisable at December 31, 2004	729,169	0.20

Options granted	1,742,300	4.10
Options assumed through merger with V.I. Technologies	303,097	51.17
Options exercised	(844,235)	0.19
Options canceled or expired	(560,788)	10.08

Outstanding at December 31, 2005	4,072,995	4.33

Exercisable at December 31, 2005	2,173,556	5.27

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information on stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00–$0.17	298,096	5.9	$0.15	271,156	$0.15
$0.18–$0.30	1,753,341	8.0	$0.23	1,287,975	$0.23
$0.56–$0.56	108,805	9.0	$0.56	108,805	$0.56
$2.65–$2.65	860,000	9.3	$2.65	226,665	$2.65
$2.69–$2.97	32,500	9.3	$2.89	—	—
$2.98–$6.20	224,535	9.3	$3.20	40,485	$3.17
$6.21–$9.30	601,350	9.6	$6.63	46,840	$6.47
$9.31–$47.81	92,134	1.0	$22.28	89,396	$22.56
$47.82–$77.50	36,953	0.7	$64.84	36,953	$64.84
$77.51–$108.81	65,281	0.8	$86.16	65,281	$86.16

	4,072,995	8.1		2,173,556

In April, May and December 2004, the Company granted options to employees and members of its board of directors exercisable for approximately 2.8 million shares of common stock. As the estimated fair value of the Company’s common stock was in excess of the stock option exercise price, the Company recorded deferred stock compensation within stockholders equity (deficit) of $2.4 million. This deferral is being amortized ratably to stock compensation expense over the estimated service period of the employees, which approximates four years. The Company recorded amortization expense of $1.2 million and $0.6 million for the years ended December 31, 2005 and December 31, 2004, respectively.

In April 2004, the Company granted options exercisable for approximately 30,000 shares of common stock to members of its scientific advisory board. These options vest over four years. Stock compensation expense related to these grants will fluctuate with any changes in the underlying value of the common stock. The Company recorded expense of approximately $140,000 and $5,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

12.	Income Taxes

For the years ended December 31, 2005, 2004 and 2003, there is no current benefit for income taxes. The deferred tax benefit has been entirely offset by a valuation allowance as it is more likely than not that the Company will not realize the benefits due to its anticipated future losses. The valuation allowance increased by $25.0 million, $5.2 million, and $1.9 million in fiscal years 2005, 2004 and 2003, respectively.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred tax assets and liabilities were as follows, in thousands:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$26,836	$3,688
Capitalized research and development expenses	8,544	7,526
Research and development credits	1,742	789
Accrued employee benefits	39	21
Other	560	—
Depreciation	180	—
Deferred tax liabilities:
Depreciation	—	(33)
Amortization of capitalized research and development expense	(2,280)	(1,412)

Net deferred tax asset	35,621	10,579

Valuation allowance	(35,621)	(10,579)
Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Tax at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.2)%	(5.0)%	(5.0)%
Change in valuation allowance	24.8%	43.5%	43.2%
Research and development credits	(0.6)%	(3.5)%	(2.8)%
Impairment of long-lived assets and writeoff of in-process research and development costs	11.5%	—	—
NOL’s expired due to Section 382 Study	0.7%	—	—
Incentive stock options	1.9%	—	—
Other	(0.1)%	—	(0.4)%

Provision for taxes	—%	—%	—%

At December 31, 2005, the Company has available net operating loss carryforwards (“NOL”) for federal and state income tax reporting purposes of $70.1 million and $43.2 million, respectively, which expire on various dates through 2025. The Company also has research credits available for federal and state income tax reporting purposes of approximately $1.2 million and $0.9 million, respectively, which also expire on various dates through 2025. These carryforwards are available to federal and state taxable income, if any. These losses and credits are subject to review and possible adjustments by the appropriate taxing authorities.

The NOL carryforwards include approximately $8.1 million of federal losses from Panacos prior to the merger with V.I. Technologies. These pre-merger losses are subject to an IRS Code Section 382 limitation (“Section 382”). Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of the ownership change multiplied by the long-term tax exempt rate. This limitation also applies to the credits. The credit carryforwards include approximately $0.8 million of pre-merger federal credits. The Company incurred an ownership change on March 11, 2005 due to the merger. The annual limitation of pre-merger Panacos NOLs is approximately $7.1 million.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

V.I. Technologies pre-merger losses are also subject to the Section 382 limitation, and the ownership change on March 11, 2005 resulted in an annual limitation on these losses of approximately $1.7 million. The total amount of V.I. Technologies pre-change NOLs that are available to offset Company income is approximately $33.6 million.

In accordance with SFAS No.109, the accounting for the tax benefit of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be first applied to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisition. Any remaining benefit would be recognized as a reduction of income tax expense. As of December 31, 2005, $8.3 million of the Company’s deferred tax assets pertain to acquired companies, the future benefits of which will be recorded to income tax expense, as the Company has no goodwill or intangible assets remaining from the acquisition.

Included in the valuation allowance is approximately $2.3 million related to certain NOL carryforwards resulting from the exercise of employee stock options and restricted stock, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax.

13.	INACTINE™ Update

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was V.I. Technologies’ principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded impairment charges of $0.4 million and $1.3 million on the property and equipment and the workforce intangible asset balances, respectively (see Note 5).

14.	Legal Proceedings

Red Cell Processing Laboratory

In 2002, V.I. Technologies invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, V.I. Technologies concluded that this site was not required. In fiscal year 2003, V.I. Technologies recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. In the fourth quarter of 2004, the landlord filed a complaint against V.I. Technologies seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate plus associated costs. The Company reached agreement to settle the suit in October 2005, was adequately provisioned at that time and discharged its obligations under the agreement in 2005.

Former Employee Suit

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. On February 23, 2005, V.I. Technologies filed a motion to dismiss the class action allegations of the complaint. That motion is currently pending before the United States District Court. The Company and the lead plaintiff have submitted a jointly proposed settlement with the United States District Court and are waiting for a final ruling. At December 31, 2005, the Company believes that it has sufficient reserves to cover its litigation of this matter.

15.	Collaborations

The U.S. patent protecting the chemical entity PA-457 is co-owned with the University of North Carolina at Chapel Hill (“UNC”). This patent expires in 2015. In 2003, the Company entered into an exclusive worldwide license with UNC for all indications under this patent, in consideration for which the Company issued approximately 54,000 shares of common stock to UNC and has obligations to pay UNC up to a total of $290,000 per licensed product on the achievement of specified milestones. The Company also has royalty obligations to UNC on terms typical of an early stage academic collaboration. Either party may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

16.	Other Related Party Transactions

Prior to the merger between V.I. Technologies and Panacos, V.I. Technologies had an arrangement for scientific consulting services with its Chairman, Dr. Ackerman, under terms of which he earned fees of approximately $40,000 between January 1, 2005 and March 10, 2005. Consulting fees of $0.2 million and $0.1 million were paid to Dr. Ackerman in fiscal years 2004 and 2003, respectively. As described below, Dr. Ackerman assumed the position of Chief Executive Officer as an employee of the Company upon the completion of the merger between V.I. Technologies and Panacos.

Interests of Certain Persons in the Merger and PIPE Financing that closed on March 11, 2005

In connection with the recommendation of the Panacos Board and of the V.I. Technologies Board with respect to the merger agreement and the PIPE financing, stockholders were made aware that certain members of the management and Board of Directors of Panacos, and certain members of the Board of Directors of V.I. Technologies, had interests in these transactions that may have been different from, or in addition to, the interests of the other stockholders.

Board of Directors and Management

V.I. Technologies had agreed that, as of the closing of the merger, it would cause Dr. Ackerman, the Chairman of the Board and Interim Chief Executive Officer of Panacos and the Chairman of the Board of V.I. Technologies, to become the Chief Executive Officer of the Company. Dr. Ackerman would own options to acquire Company common stock representing 1.6% of the outstanding capital stock of the Company at the effective time.

Dr. Ackerman was a stockholder, director, and pursuant to a consulting arrangement, the Chief Scientific Officer of V.I. Technologies and a director, executive officer and holder of options to purchase stock of Panacos. In addition, Dr. Herbert Hooper was a director of Panacos and a General Partner of Ampersand Ventures (see below). Dr. Hooper participated in the negotiation and each of Drs. Ackerman and Hooper participated in the approval of the terms of the merger on behalf of Panacos, following disclosure of all material facts regarding the respective interests (or potential interests) of Dr. Ackerman and Dr. Hooper in the merger.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ampersand Ventures

On March 11, 2005, Ampersand Ventures owned approximately 33% of the Panacos common stock on an as converted to common stock basis. In addition, it owned approximately 17% of the issued and outstanding common stock of V.I. Technologies as of February 11, 2005. Accordingly, Ampersand Ventures had an interest in the merger as a V.I. Technologies stockholder as well as a Panacos stockholder. After the closing of the merger, Ampersand Ventures owned approximately 30% of the common stock of the Company. In addition, Ampersand Ventures had agreed to purchase 1.5 million shares of the Company’s common stock in the PIPE financing. After the closing of the merger and the PIPE financing, Ampersand Ventures owned approximately 26% of the common stock of the Company (see Note 4). In addition, certain individuals affiliated with Ampersand Ventures who are directors may receive additional options to acquire Company common stock in the future.

Under the merger agreement, V.I. Technologies had agreed to cause Dr. Herbert H. Hooper, a General Partner of Ampersand and a director of Panacos, to be appointed to the Company Board. In addition, one of the Company’s directors, Dr. Richard A. Charpie, is the Managing General Partner of Ampersand. Dr. Charpie is no longer a director of the Company.

A.M. Pappas & Associates

On March 11, 2005, A.M. Pappas owned approximately 27% of the Panacos common stock. A.M. Pappas had agreed to purchase 62,500 shares of the Company’s common stock in the PIPE financing (see Note 4). Accordingly, after the closing of the merger and the PIPE financing, A.M. Pappas owned approximately 16% of the common stock of the Company. Under the merger agreement, V.I. Technologies agreed to cause Mr. Eric W. Linsley, a Partner with A.M. Pappas and a director of Panacos, to be appointed to the Company’s Board.

17.	Profit Sharing 401(k) Plan

The Company offers 401(k) savings benefits to substantially all employees. Eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company provides a discretionary match to employee contributions. Total Company contributions were $33,000 for the fiscal year 2005. The Company did not perform a match to employee contributions prior to the merger between V.I. Technologies and Panacos on March 11, 2005.

18.	Commitments

Operating Leases

The Company leases its office facilities under non-cancelable operating leases at two locations. The Company’s headquarters located in Watertown, Massachusetts, consisting of approximately 37,000 square feet and is designed to accommodate its general and administrative and research and development activities. This lease expires in February 2010 with two options to extend the lease term by five years each. The Company’s second facility is in Gaithersburg, Maryland and consists of approximately 10,000 square feet and is primarily designed to accommodate its research and development activities. This lease expires in December 2011 with one option to extend the lease term by five years. Rent expense was approximately $1.2 million, $0.3 million and $0.3 million for fiscal years 2005, 2004 and 2003, respectively. Rent expense was approximately $2.3 million for the period September 29, 1999 (inception) to December 31, 2005. In March 2006, Panacos entered into a lease for approximately 5,000 additional square feet at our Gaithersburg, Maryland location to accommodate its growing research and development infrastructure.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2005 are as follows: (in thousands)

2006	$1,301
2007	1,315
2008	1,322
2009	1,331
2010	467
Thereafter	300

19.	Quarterly Financial Data (Unaudited, in thousands, except per share data)

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenues – research funding	$167	$148	$281	$453
Net loss available to common stockholders	(8,335)	(5,794)	(8,250)	(36,699)
Loss per share-basic and diluted	(0.17)	(0.15)	(0.21)	(3.66)
Pro forma loss per share-basic and diluted*	(0.17)	(0.15)	(0.21)	(1.39)

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net revenues – research funding	$503	$339	$271	$224
Net loss available to common stockholders	(5,063)	(3,195)	(3,666)	(2,039)
Loss per share-basic and diluted	(3.49)	(2.20)	(7.41)	(4.66)
Pro forma loss per share-basic and diluted*	(0.20)	(0.12)	(0.14)	(0.20)

*	Pro Forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of June 2, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex A to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement
No. 333-121416) and incorporated herein by reference. Note: As permitted by Item 601(b)(2) of Regulation S-K, schedules and exhibits to this agreement have not been filed herewith. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of November 5, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex B to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.3	Amendment No. 2 to Agreement and Plan of Merger dated as of November 28, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex C to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.4	Amendment No. 3 to Agreement and Plan of Merger dated as of December 8, 2004 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex D to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

2.5	Amendment No. 4 to Agreement and Plan of Merger dated as of February 14, 2005 among the Registrant, Panacos and certain stockholders of Panacos. Filed as Annex E to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement
No. 333-108733) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement
No. 333-124089) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement
No. 333-124089) and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated August 15, 2005. Filed herewith.

3.6	Amended and Restated By-laws of the Registrant. Filed as Exhibit 3.10 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed herewith.

Exhibit Number	Description

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement
No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.1*	1998 Equity Incentive Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

10.2*	1998 Director Stock Option Plan. Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-75484) and incorporated herein by reference.

10.3*	1999 Supplemental Equity Compensation Plan. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108734) and incorporated herein by reference.

10.5*	2005 Supplemental Equity Compensation Plan. Filed as Annex H to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s 2000 Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8++	Agreement with the American National Red Cross dated April 9, 2003. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2003 and incorporated herein by reference.

10.9	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

Exhibit Number	Description

10.10	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.11*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.14*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.15*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.16++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed herewith.

10.17	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed herewith.

10.18*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

10.19*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.21*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed herewith.

10.22*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed herewith.

10.23*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed herewith.

10.24*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.