Form 10-Q
period 2006-03-31
PANACOS PHARMACEUTICALS, INC.
filed 2006-05-10
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of May 1, 2006:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	50,352,567

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (Unaudited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from September 29, 1999 (inception) to March 31, 2006 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to March 31, 2006 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from September 29, 1999 (inception) to March 31, 2006 (Unaudited)	6

	Notes to consolidated financial statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,681	$87,138
Marketable securities	26,867	—
Other receivables, net	201	389
Prepaid expenses and other current assets	877	1,085

Total current assets	81,626	88,612

Property and equipment, net	2,343	2,354
Restricted cash	545	545
Other assets, net	96	60

Total assets	$84,610	$91,571

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,704	$1,912
Accrued expenses	2,665	3,695
Capital lease obligation, current	—	6
Current portion of notes payable and advances	—	207

Total current liabilities:	4,369	5,820

Deferred rent	159	150

Total liabilities	4,528	5,970

Warrants to purchase Redeemable Series B Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—

Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 50,165,758 shares and 49,911,657 shares at March 31, 2006 and December 31, 2005, respectively	502	499
Additional paid-in capital	170,497	169,877
Deferred compensation	—	(321)
Accumulated other comprehensive loss	(9)	—
Deficit accumulated during the development stage	(90,908)	(84,454)

Total stockholders’ equity	80,082	85,601

Total liabilities, redeemable preferred stock, and stockholders’ equity	$84,610	$91,571

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to March 31, 2006
	2006	2005
Revenues:
Research funding	$191	$453	$5,368

Operating expenses:
Research and development	5,000	4,290	48,091
General and administrative	2,558	1,371	15,789
In-process research and development charge	—	19,417	19,417
Impairment charges	—	12,123	13,773

Total operating expenses	7,558	37,201	97,070

Loss from operations	(7,367)	(36,748)	(91,702)

Interest income, net	913	27	1,715
Other income (expense), net	—	22	(6)

Net loss	(6,454)	(36,699)	(89,993)
Accretion of preferred stock dividends	—	—	4,050

Net loss available to common stockholders	$(6,454)	$(36,699)	$(94,043)

Basic and diluted net loss per share	$(0.13)	$(3.66)

Weighted average shares used in calculation of basic and diluted net loss per share	50,075	10,027

Pro Forma: *
Net loss	$(6,454)	$(36,699)

Pro forma basic and diluted net loss per share	$(0.13)	$(1.39)

Pro forma weighted average shares used in calculation of pro forma basic and diluted net loss per share	50,075	26,351

*	PRO FORMA calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2006

(in thousands, except per share data)

(unaudited)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Stockholders’ (Deficit) Equity
					Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Losses on	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)

Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)

Issuance of common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Stockholders’ (Deficit) Equity
					Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Losses on	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)

Issuance of Series C redeemable preferred stock during March and April; $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V.I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005; $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005; $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—	—	3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	254	3	—	—	76	—	—	—	79
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	865	—	—	—	865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,454)	(6,454)

Balance at March 31, 2006	—	$—	—	$—	—	$—	50,166	$502	—	$—	$170,497	$—	$(9)	$(90,908)	$80,082

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(6,454)	$(36,699)	$(89,993)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	19,417	19,417
Impairment charges	—	12,123	13,773
Non-cash operating expenses	—	—	1,052
Depreciation and amortization	239	73	1,151
Amortization of deferred financing costs	—	1	178
Stock compensation expense	865	1,166	5,427
Non-cash interest income and other	(351)	—	(351)
Loss on disposal of fixed assets	—	3	27
Other	—	—	(20)

Changes in operating accounts, net of acquisition:
Other receivables, net	188	33	20
Prepaid expenses and other current assets	207	(127)	(316)
Other assets	—	—	(59)
Accounts payable	(208)	664	1,704
Accrued expenses	(1,030)	(359)	(476)
Deferred rent	9	7	159

Net cash used in operating activities	(6,535)	(3,698)	(48,307)

Cash flows from investing activities:
Cash paid for merger, net of cash received	—	556	(325)
Additions to property and equipment	(228)	(21)	(863)
Proceeds from the disposal of fixed assets	—	—	6
Purchase of available-for-sale investments	(75,805)	—	(75,805)
Redemption or sale of available-for-sale investments	49,280	—	49,280
Restricted cash	—	174	298

Net cash (used in) provided by investing activities	(26,753)	709	(27,409)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from the issuance of common stock, net	—	18,218	101,319
Proceeds from exercise of stock options and purchase plans	79	88	286
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	(36)	—	(36)
Repayment of notes payable and capital lease obligations	(212)	(151)	(2,433)

Net cash (used in) provided by financing activities	(169)	18,155	129,397

Net (decrease) increase in cash and cash equivalents	(33,457)	15,166	53,681

Cash and cash equivalents, beginning of period	87,138	4,879	—

Cash and cash equivalents, end of period	$53,681	$20,045	$53,681

Supplemental cash flow information:
Cash paid for interest	$3	$15	$159

Equipment acquired under capital leases	$—	$—	$111

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Overview

Panacos Pharmaceuticals, Inc. is a development stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our lead product candidate, PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that PA-457 has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding, its future profitability, protection of patents and property rights, uncertainty regarding development of the Company’s product candidates, the success and timetable of its clinical trials, competition and technological change, manufacturing, governmental regulations, including the need for product approvals, and attracting and retaining key employees.

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

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2006, has an accumulated deficit of $90.9 million. Management believes that its cash, cash equivalents and marketable securities on hand at March 31, 2006 of $80.5 million will be sufficient to support the Company’s operations into 2008.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statement), as amended by SAB No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amounts of $191,000 and $453,000 for the three months ended March 31, 2006, and 2005, respectively.

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

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and may consist of money market funds, commercial paper, U.S. agency obligations, asset backed securities and corporate bonds. Marketable securities consist of similar financial instruments with original maturities of greater than three months.

At March 31, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other than temporary on securities available-for-sale and interest on securities available-for-sale are included in investment income, a component of other income. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands).

	March 31,
	2006	2005
Common stock options	5,461	3,605
Common stock warrants	4,116	5,433
Unvested restricted common stock	25	50

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases related to the Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued SAB No. 107, Share-Based Payment (“SAB No. 107”), relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $0.9 million, , substantially all of which related to share-based compensation expense related to employee stock options. For further information, please see Note 4 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s consolidated statement of operations, when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and Panacos and related to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company utilizes the straight-line attribution method for the recognition of compensation expense associated with the employee and director options with graded vesting based on service conditions only.

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the estimated life of the awards and actual and projected employee stock option exercise behaviors. These assumptions are outlined in Note 4 to the accompanying consolidated financial statements.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized (see Note 3).

3. Comprehensive Loss

Comprehensive loss is composed of the following (in thousands):

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to March 31, 2006
	2006	2005
Net loss	$(6,454)	$(36,699)	$(89,993)
Unrealized loss on investments available for sale, net	(9)	—	(9)

Total comprehensive loss	$(6,463)	$(36,699)	$(90,002)

4. Employee and Director Stock Benefit Plans

As of March 31, 2006, the Company had five equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:

	Authorized Shares	Shares Reserved for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	19,997
1999 Supplemental Equity Compensation Plan	100,000	44,037
2005 Supplemental Equity Compensation Plan	7,369,594	1,057,008

Subtotal Employee Stock Option Plans	7,944,594	1,121,042

Other Plans:
1998 Director Stock Option Plan	25,000	15,200
Amended and Restated 1998 Employee Stock Purchase Plan	40,000	14,166

Total	8,009,594	1,150,408

Each of the foregoing equity compensation plans was approved by our stockholders.

Employee Stock Option Plans

The Company has three share-based compensation plans, the 1998 Employee Equity Incentive Plan, the 1999 Supplemental Equity Compensation Plan and the 2005 Supplemental Equity Compensation Plan, under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 10 years after the grant date. As of March 31, 2006, a total of approximately 7.9 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for grants of future awards to employees and directors under these plans was 1.1 million at March 31, 2006. At March 31, 2006, a combined total of 5.5 million options at a weighted average exercise price of $5.44 per share were outstanding under the plans, and 2.0 million options were exercisable at a weighted average exercise price of $5.20 per share. The remaining unrecognized compensation expense on stock options at March 31, 2006 was $13.9 million. The weighted average period over which the cost is expected to be recognized is approximately 3.6 years.

Stock-Based Compensation Plan for Directors

The Company has a stock-based compensation plan for non-employee directors, the 1998 Director Stock Option Plan. Under the plan, a total of 25,000 shares have been authorized for option grants. As of March 31, 2006, a total of 15,200 shares are available for new grants. The plan is structured to provide options to non-employee directors as follows: a new director receives a total of 25,000 options upon becoming a member of the Board and continuing directors receive 15,000 options after each annual meeting of shareholders. The maximum contractual term of the director stock options is 10 years.

Under the plan, the option exercise price is the fair market value at the time the option is granted. Initial stock option grants become exercisable at a rate of 25% per year beginning six months from the date of grant and then annually from the date of the grant. Annual stock options grants become exercisable one year after the stock option grant date. During the quarters ended March 31, 2006, and March 31, 2005, there were 0 and 3,000 options granted under the plan, respectively. At March 31, 2006, a total of 9,600 options at a weighted average exercise price of $29.83 per share were outstanding under the plan, and 7,350 options were exercisable at a weighted average exercise price of $36.82 per share. The remaining unrecognized compensation expense on stock options at March 31, 2006 was $10,000. The weighted average period over which the expense is expected to be recognized is approximately 3.2 years. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 2005 Supplemental Equity Compensation Plan. The above-mentioned activity for the stock-based compensation plan for directors is included in the option tables below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan. Under this plan, eligible employees may purchase common stock through payroll deductions of up to 5% of annual compensation. The purchase price per share is the lower of 85% of the ten day average market price prior to the beginning of each three-month offering period or ten day average market price at the end of each three-month offering period. The plan provides for purchases by employees of up to an aggregate of 40,000 shares through February 14, 2008. During the three months ended March 31, 2006 and 2005, the Company issued 2,305 and 506 shares under the ESPP, respectively. At March 31, 2006, 14,166 shares were available for purchase under the ESPP.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award). The Company granted 25,000 restricted shares with one year vesting in the first quarter of 2006. The remaining unrecognized compensation expense on restricted stock at March 31, 2006 was $0.2 million. The period over which the cost is expected to be recognized is approximately one year.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding
		Shares	Weighted average exercise price of shares under plan
Balance outstanding at December 31, 2004	3,867,356	3,432,621	$0.24
Granted (1)	(1,742,300)	1,742,300	4.10
Assumed through merger with V.I. Technologies	114,311	303,097	51.17
Exercised	—	(844,235)	0.19
Forfeited or expired	560,788	(560,788)	10.08
Additional shares reserved	—	—	—

Balance outstanding at December 31, 2005	2,800,155	4,072,995	$4.33
Granted (1)	(1,690,900)	1,665,900	8.23
Exercised	—	(250,456)	0.22
Forfeited or expired (2)	26,987	(26,987)	50.29

Balance outstanding at March 31, 2006	1,136,242	5,461,452	$5.48

(1)	Includes the effect of non-vested stock grants for the quarter ended March 31, 2006 and year ended December 31, 2005 of 25,000 and 75,000 shares, respectively.
(2)	Includes the effect of non-vested stock forfeitures for the year ended December 31, 2005 of 2,500 shares.

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2006:

	Options Outstanding				Options Exercisable
Range of exercise Prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value	Options exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value
$0.05 - $0.17	297,179	5.7	$0.15	$2,200,879	292,232	5.7	$0.15	$2,164,301
$0.23 - $0.30	1,503,802	8.2	$0.23	11,030,154	1,038,436	8.2	$0.23	7,616,741
$0.56 - $0.56	108,805	8.8	$0.56	761,341	108,805	8.8	$0.56	761,341
$2.65 - $2.97	892,500	9.0	$2.66	4,374,324	253,540	9.0	$2.65	1,244,881
$3.05 - $6.20	224,335	9.1	$3.20	978,566	46,535	9.0	$3.30	198,250
$6.45 - $7.91	605,350	9.4	$6.55	622,461	80,902	9.4	$6.46	88,680
$8.12 - $10.70	1,663,550	9.8	$8.27	—	61,665	9.8	$8.29	—
$11.60 - $58.00	86,850	0.8	$24.41	—	84,662	0.6	$24.68	—
$65.00 - $77.50	14,600	1.0	$71.01	—	14,600	1.0	$71.01	—
$83.90 - $108.75	64,481	0.6	$85.98	—	64,481	0.6	$85.98	—

	5,461,452	8.6	$5.48	$19,967,725	2,045,858	7.5	$5.31	$12,074,194

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of the options, based on the Company’s closing stock price of $7.56 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the first quarter of 2006 and 2005 was $1.9 million and $3,087, respectively. The fair value of stock options vested at March 31, 2006 and March 31, 2005 was $2.7 million and $1.8 million, respectively. The total number of in-the-money options exercisable as of March 31, 2006 was 1,820,450. As of December 31, 2005 2,173,556 outstanding options were exercisable, and the weighted average exercise price was $5.27.

General Restricted Shares Information

A summary of the restricted share transactions follows:

	Shares	Weighted average grant-date fair value
Balance Outstanding at December 31, 2004	—	$—
Granted	75,000	3.05
Vested	(75,000)	3.05
Forfeited	(—)	—

Balance Outstanding at December 31, 2005	—	$—
Granted	25,000	8.27
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at March 31, 2006	25,000	$8.27

No restricted shares are vested at March 31, 2006.

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months Ended March 31, 2006
Research and development expense	$161
General and administrative expense	704

Stock-based compensation expense included in operating expenses	$865

The Company did not recognize any tax benefit on the stock-based compensation recorded in the first quarter of 2006 because it has established a valuation allowance against its net deferred tax assets.

The table below reflects the pro forma net loss per share, basic and diluted, for the three months ended March 31, 2005 (in thousands):

Three Months Ended March 31, 2005
Net loss–as reported for prior periods	$(36,699)
Deduct: Stock-based employee compensation expense included in reported net loss	1,166
Add: Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock grants (1)	(1,542)

Net loss, including the effect of stock-based compensation expense (2)	$(37,075)

Per share information, basic and diluted:

Net loss, as reported for the prior period	$(3.66)
Net loss, including the effect of stock-based compensation expense (2)	$(3.70)

(1)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.
(2)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $5.60 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	81%
Risk free interest rate	4.55%
Dividend yield	0.00
Expected option life	5.0

Given the changes that have occurred within the Company during the last twelve months, the Company used a blend of two historical volatility rates along with an implied volatility rate to calculate the expected volatility for grants during the three months ended March 31, 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the past 11.5 months (post-reverse merger period) and 9 months (normalized operations period). The implied volatility was calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon observed United States Treasury bill interest rates appropriate for the term of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise experience expected for the Company over the past 8 years. The Company identified a single group of employees with consistent historical behavior for valuation purposes.

As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 1.4%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS No. 123 for Periods Prior to 2006

The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2005 was $3.00 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Expected volatility	72%
Risk free interest rate	3.99%
Dividend yield	0.00
Expected option life (years)	6.0

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

5. Merger

On June 2, 2004, Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005, for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under the terms of the transaction, V.I. Technologies issued 22.7 million shares of its common stock for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million shares of V.I. Technologies common stock outstanding, and the outstanding V.I. Technologies options and warrants, were considered as part of the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 0.67528 shares of V.I. Technologies common stock.

In addition, each Panacos stock option and warrant that was outstanding on the closing date was converted to a V.I. Technologies option or warrant, respectively, by multiplying the Panacos options and warrants by the ratio provided above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options and warrants is subject to the same terms and conditions that were in effect for the related Panacos options and warrants, respectively. Further, as a result of the merger, options to purchase an aggregate of 2.0 million shares of Panacos common stock that were held by officers and directors of Panacos immediately vested.

Merger Purchase Price

The consolidated financial statements reflect the merger of Panacos with V.I. Technologies as a reverse merger wherein Panacos is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, V.I. Technologies’ 5.5 million outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the Nasdaq National Market of $5.80 per share for the two days prior to through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the V.I. Technologies outstanding stock options and warrants were determined using the Black-Scholes model with the following assumptions: stock price of $5.80, which was the value ascribed to the V.I. Technologies shares in determining the purchase price; volatility of 60%-72%; risk-free interest rate of 2.60%-4.03%; and an expected life of 0.1 years-4.0 years.

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

The purchase price allocation was as follows (in thousands):

Fair value of in-process research and development costs	$19,417
Fair value of intangible asset – workforce	5,437
Tangible assets acquired, including $610 in cash and cash equivalents	14,909
Liabilities assumed	(6,010)

Net assets acquired	$33,753

For accounting purposes, the transaction was treated as an acquisition of assets and not a business combination because V.I. Technologies did not meet the definition of a business under Emerging Issues Task Force (“EITF”) 98-3, Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because V.I. Technologies was not considered a “business” as defined by the applicable accounting rules in effect at the time of the merger, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

The estimated fair value and the recorded fair value of the net assets acquired is as follows (in thousands):

	Initial Fair Value	Recorded Fair Value
Net liabilities assumed, excluding long-lived assets	$(1,991)	$(1,991)
Intangible asset – workforce	1,400	5,437
Property and equipment	2,804	10,890
In-process research and development costs	5,000	19,417
Excess purchase price	26,540	—

Net assets acquired	$33,753	$33,753

The amount allocated to in-process research and development represented an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represented the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to the INACTINE™ program based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the INACTINE™ product. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners (see Note 7).

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train V.I. Technologies employees (see Note 7).

6. Equity

Public Offering of Common Stock

The Company closed a public offering of its common stock on October 12, 2005, issuing approximately 8.3 million shares of common stock at a per share price of $10.50, for gross proceeds of $86.6 million or approximate net proceeds of $81.0 million. In connection with the financing, the Company incurred approximately $5.6 million in transaction costs. All of the shares in the offering were sold by the Company.

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

In conjunction with the Series C Redeemable Preferred Stock offering in 2004 discussed above, Panacos amended and restated its certificate of incorporation. This amendment included a mandatory conversion provision of the Series A Preferred Stock should the Series A Preferred Stockholder choose not to purchase its pro-rata share of a qualified financing. The Series C Redeemable Preferred Stock offering met the threshold of a qualified financing. The Series A Preferred Stockholder elected not to participate in this financing. As a result, the Series A Preferred Stock was converted, on a one for one basis, to common stock.

Warrants

At March 31, 2006 and December 31, 2005, the Company had 4.1 million warrants outstanding with an exercise price range of $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012.

Restricted Stock Grant

On May 3, 2005, the Company granted 75,000 restricted shares of common stock to an executive officer as part of a severance agreement, which shares vested on July 25, 2005. The Company recorded deferred compensation of $0.2 million and amortized the expense ratably over the vesting period which ended on July 25, 2005. In addition, on January 24, 2006, the Company granted 25,000 restricted shares of common stock to an officer that will vest in one year. The Company will amortize the total expense of $0.2 million ratably over the vesting period which will end on January 24, 2007. As of March 31, 2006, there were 25,000 shares of restricted common stock outstanding.

Common Stock Issuance

In February 2003, the Company issued approximately 54,000 shares of its common stock as an initial license payment in accordance with a license agreement executed with University of North Carolina at Chapel Hill. The total value of the common stock of approximately $9,000 was immediately expensed to research and development costs.

7. Impairment of Long-Lived Assets

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

8. Discontinuation of the INACTINE™ Program

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was V.I. Technologies’ principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded impairment charges of $0.4 million and $1.3 million in the quarter ended June 30, 2005 on the property and equipment and the workforce intangible asset balances, respectively (see Note 7).

9. Legal Proceeding

Former Employee Suit

On February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by another former employee of the Melville plant. V.I. Technologies divested the Melville plant to Precision Pharma Services, Inc. (“Precision”) in August 2001. Precision is also a party to the suit. The suit is a class action in which the lead plaintiff, representing the class, claims that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleges an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. On February 23, 2005, V.I. Technologies filed a motion to dismiss the class action allegations of the complaint. That motion is currently pending before the United States District Court. The Company and the lead plaintiff have submitted a jointly proposed settlement with the United States District Court and are waiting for a final ruling. At March 31, 2006, the Company believes that it has sufficient reserves to cover its litigation of this matter.

10. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows (in thousands):

	March 31, 2006		December 31, 2005
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Asset Backed Securities	$2,000	$2,000	$—	$—
Corporate Bonds	8,894	8,900	—	—
U.S. Agencies	14,715	14,718	—	—
Certificates of Deposit	1,258	1,258	—	—

	$26,867	$26,876	$—	$—

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below (in thousands):

	March 31, 2006	December 31, 2005
Due within one year	$26,867	$—
Due after one year	—	—

	$26,867	$—

Gross unrealized gains on marketable securities amounted to $1,576 in the first quarter of 2006. Gross unrealized losses on marketable securities amounted to $10,712 in the first quarter of 2006. The aggregate fair value of investments with unrealized losses was $20.6 million at March 31, 2006. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of March 31, 2006.

There were no realized gains or losses on marketable securities for the period ended March 31, 2006.

11. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors, under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2006 and December 31, 2005.

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

In 2005, we announced the completion of a Phase 2a clinical trial of PA-457, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with PA-457 compared to placebo. After ten days of the highest dose of PA-457 in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

We plan to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the second quarter of 2006 and have agreed on a design for the trial with the FDA. In this trial, PA-457 will be administered to HIV-infected patients in combination with approved HIV drugs. We plan to enroll patients in this trial who are failing current therapy, who will receive either placebo or PA-457 at one of several doses in conjunction with approved HIV drugs. Our primary objective of this trial is to determine the most appropriate dose(s) of the tablet formuation of PA-457 for pivotal clinical trials. In the Phase 2b study, HIV-infected patients failing their current antiretroviral therapy will receive oral PA-457 or placebo once daily for three months in combination with background antiretroviral therapy. Initially, twelve patients per dose plus four placebo patients will be enrolled in each of three PA-457 dosage groups (400mg, 500mg and 600mg) in a dose-escalation fashion. For the first two weeks of treatment, patients will receive PA-457 or placebo in addition to their previous background therapy (“functional monotherapy”), following which each patient’s background will be optimized and treatment continued for a total of three months. Groups receiving doses higher than 600mg may be enrolled following review of functional monotherapy data from the first three groups by the Company and FDA. Following evaluation of data by the Company and FDA, the Company plans to submit a protocol amendment to expand patient numbers to a total of approximately 36 patients receiving PA-457 at selected doses. We expect the efficacy endpoints of this trial to include viral load reduction and safety after two weeks of dosing and after three months of dosing. We have completed the clinical and preclinical studies required for the initiation of the Phase 2b study. Patients completing three months of therapy would be eligible for a rollover protocol to continue long-term dosing.

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

Research and Development Revenue and Cost Recognition

Revenues to date have been generated by research grant contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are a development-stage enterprise, and no revenues have been derived to date from our principal operations.

We are reimbursed certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue as the services are provided. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses are determined.

Long-Lived Assets

Our long-lived assets, which currently consist of property and equipment, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from three to ten years. We amortized acquired intangible assets (workforce) using the straight-line method over the estimated economic life of four years. During the second quarter of 2005, we wrote off the remaining value of the acquired intangible asset (workforce) (see Note 7 to the unaudited consolidated financial statements). Determining the lives of our long-lived assets requires us to make significant judgments and estimates and can materially impact our results of operations.

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in our business or industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. As discussed in Note 7 to the unaudited consolidated financial statements, we recorded impairment charges of $12.1 million during 2005. At March 31, 2006, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.3 million.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgements. We make these judgements based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There were no changes in our estimates and accruals for contract services fees that had a material effect on our net losses for the three months ended March 31, 2006 and March 31, 2005.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statement No. 123 and 95 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases related to the Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $0.9 million, or $0.02 per share, substantially all of which related to share-based compensation expense related to employee stock options. For further information, please see Note 4 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations, when the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and Panacos and related to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), we elected to retain our method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes model, which was also previously used for our pro forma information required under SFAS No. 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the estimated life of the awards, and actual and projected employee stock option exercise behaviors.

RESULTS OF OPERATIONS

On June 2, 2004, the former Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, November 28, December 8, 2004 and February 14, 2005. The merger was approved by both V.I. Technologies and the former Panacos stockholders on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the Company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction is considered a “reverse merger” under which the former Panacos is considered the acquirer of V.I. Technologies. Accordingly, the historical results of the former Panacos are now reflected in the results of the combined company.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues:

Research Funding

Q1 2006	Q1 2005	Increase/(Decrease)		Percent
$0.2 million	$0.5 million	$(0.3 million	)	58%

Revenues decreased in the three months ended March 31, 2006 by 58% to $0.2 million from $0.5 million in revenues earned during the three months ended March 31, 2005. The decrease reflects lower NIH grant funding in 2006 and the completion of other NIH grants in the second quarter of 2005. We expect revenues for 2006 to decline from 2005 levels, and to be in the range of $275,000 to $300,000, as a result of the completion of several other NIH grants.

Operating Expenses:

Research and Development

Q1 2006	Q1 2005	Increase/(Decrease)	Percent
$5.0 million	$4.3 million	$0.7 million	17%

Research and development spending for the three months ended March 31, 2006 increased by $0.7 million, or 17%, to $5.0 million from $4.3 million in the comparable period in the prior year. The increase is primarily due to our pipeline programs in second generation maturation inhibition and fusion inhibition, and our expanded research and development infrastructure. These increases were partially offset by a decrease in Respiratory Syncytial Virus, or RSV, program expenses and a decrease in PA-457 program expenses. The first quarter of 2005 was a period of substantial PA-457 clinical activity as the Phase 1/2 study was being completed, and the Phase 2a study was getting underway. In contrast, the first quarter of 2006 was a period of less intensive PA-457 spending as we completed analysis of the results of a number of smaller studies and worked with the FDA to finalize the study design for the Phase 2b trial. We expect the PA-457 program spending to increase in subsequent quarters in 2006 as the Phase 2b clinical trial gets underway. Research and development spending on PA-457 is expected to increase over the balance of the year due to the launching of the 2b clinical trial. We expect fiscal year 2006 research and development expenses to be in the range of $31.5 million to $33.5 million. These expected increased research and development expenses in 2006 include stock compensation expense resulting from the adoption of SFAS No. 123(R) and increased costs of research and development activities.

General and Administrative

Q1 2006	Q1 2005	Increase/(Decrease)	Percent
$2.6 million	$1.4 million	$1.2 million	87%

General and administrative expenses for the three months ended March 31, 2006 increased by $1.2 million, or 87%, to $2.6 million from $1.4 million in the comparable period in the prior year. The increase occurred primarily as a result of the addition of the public company infrastructure of V.I. Technologies as a result of the merger in March 2005. We expect fiscal year 2006 annual general and administrative expenses to be in the range of $10.0 million to $11.0 million. The expected increased level of expense in 2006 will be primarily driven by the recognition of compensation cost associated with stock options in accordance with SFAS No. 123(R).

Interest Income (Expense), Net

Q1 2006	Q1 2005	Increase/ (Decrease)	Percent
$913,000	$27,000	$886,000	3,281%

Interest income, net increased by $886,000, or 3,281%, a direct result of higher average cash balances over prior year levels in the comparable period. The higher cash balances resulted from proceeds received primarily through the public offering of common stock that closed in October 2005.

Other Income, Net

Q1 2006	Q1 2005	Increase/(Decrease)	Percent
$–	$22,000	$(22,000)	N/A

For the three months ended March 31, 2005, other income, net primarily related to the gain from the forgiveness of debt by the County of Montgomery, MD.

Share-Based Compensation

Consistent with SFAS No. 123(R), we recorded $0.9 million of share-based compensation expense for the three months ended March 31, 2006. These amounts are allocated among research and development expenses and general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows.

As of March 31, 2006, there was $13.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. See Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation, to the unaudited notes to consolidated financial statements and “Critical Accounting Policies – Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since the Company’s inception, it has financed its operation through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short-term debt and capital lease financing.

At March 31, 2006, we had combined cash, cash equivalents and marketable securities of $80.5 million and working capital of $77.3 million in comparison with cash and cash equivalents of $87.1 million and working capital of $82.8 million on December 31, 2005.

We expect to incur substantial additional research and development expenses that will increase from historical levels as we move our lead compound, PA-457, through clinical trials, and increase our development efforts for our second generation maturation inhibitor program and our fusion inhibitor program. Based on our current plans and forecasts, we expect a decline in cash, cash equivalents and marketable securities during fiscal year 2006 in the range of $31 million to $35 million and expect cash, cash equivalents and marketable securities at the end of fiscal year 2006 to be in the range of $52 million to $56 million. Based on our current plans and forecasts, we believe that we have adequate resources to fund our operations into 2008.

Our cash activity during the first three months of 2006 and 2005 was comprised of the following (in millions):

	Three Months Ended March 31,
	2006	2005
Net proceeds from equity transactions	$—	$18.2
Net cash used in operating activities	(6.5)	(3.7)
Cash used in fixed asset acquisition	(0.2)	—
Net cash acquired through merger	—	0.6
(Purchase) and redemption or sale of available for sale marketable securities, net	(26.6)	—
Repayment of notes payable and other debt	(0.2)	(0.1)
Transfers from restricted cash	—	0.2

(Decrease) Increase in cash position	$(33.5)	$15.2

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for PA-457, on the expenditure required to develop our other product candidates, and on expenditure on our research programs. We plan to fund operations through a combination of cash on hand, additional sales of our equity or debt securities, partnerships for the clinical development of product candidates, such as PA-457, and grants from government agencies, such as the National Institutes of Health. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement was declared effective by the SEC on May 9, 2006, and it will allow us, from time to time, to offer and sell up to $114 million in equity securities. There is no guarantee that we will be able to obtain sufficient funding, secure additional grants, or enter into commercial partnerships. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of PA-457 in a major market, such as the United States or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at March 31, 2006 (in thousands):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Years > 5
Operating leases	$6,209	$1,380	$2,811	$1,721	$297
Other purchase obligations	1,466	1,459	7	—	—

Total	$7,675	$2,839	$2,818	$1,721	$297

Various purchase obligations in the table of contractual obligations above assume that each associated project is completed as planned. In the event a project or a contract is terminated prior to, or after, the planned completion dates, the amount paid under such contracts may be less or more than the amounts presented above.

We amended our lease agreement with Saul Centers, Inc. on March 9, 2006, leasing approximately 5,000 additional square feet at our Maryland facility. The above figures under operating leases include the impact of the lease amendment.

FORWARD-LOOKING STATEMENTS

This document and other documents we may file with the SEC contain forward-looking statements. Also, our management may make forward-looking statements orally to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statement. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;

•	anticipated agreements with collaboration partners;

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results;

•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” ,”could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, in accordance with our investment policy, we invest our cash in a variety of financial instruments, principally restricted to U.S. government issues, high-grade bank obligations, high-grade corporate bonds and certain money market funds. These investments are denominated in U.S. dollars.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in a decrease of approximately $61,000 or an increase of approximately $61,000, respectively, in the fair market value of our total portfolio, at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control.

During the fiscal quarter ended March 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Relating to Our Company

We have historically incurred operating losses and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of approximately $90.9 million. Net losses for the three months ended March 31, 2006 and March 31, 2005 were $6.5 million and $36.7 million, respectively. Our fiscal year 2005, 2004 and 2003 net losses were $59.1 million, $12.0 million, and $4.5 million, respectively. We expect to continue research and development activities. We will expend significant amounts on research and development programs, including those relating to PA-457. The PA-457 clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that PA-457 will progress to late-stage Phase 2 trials in 2006. In parallel to the clinical development activities, we would increase expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the United States and internationally. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund a portion of the late-stage clinical development of the drug. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for new activities. However, at this time, we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners. We expect to continue to incur operating losses for the foreseeable future.

Our success will depend on the products which we are and will be developing, but may be unable to commercialize due to numerous factors, including regulatory requirements on both us and our customers.

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

PA-457 is our only product currently in active clinical trials. PA-457 has not been approved by the United States Food and Drug Administration, or the FDA, for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the three months ended March 31, 2006 and March 31, 2005, we spent approximately $5.0 million and $4.3 million on research and development, respectively. During fiscal years 2005, 2004 and 2003, we spent approximately $19.8 million, $11.1 million, and $4.5 million on research and development, respectively.

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

Delays in our clinical testing or approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in 2005 we announced a delay in the initiation of our Phase 2b clinical trial for PA-457 from the fourth quarter of 2005, as previously planned, until the first half of 2006. This delay resulted from an FDA request that PA-457 should be evaluated in two drug interaction studies prior to initiation of a Phase 2b trial, to study the possible effects of co-administration of the drug with ritonavir or atazanavir. The FDA recommendation was based on a recent FDA consensus related to drugs that are metabolized by a process known as glucuronidation, like PA-457. We have completed the two studies recommended by the FDA.

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

We cannot assure you that our efforts to develop and commercialize PA-457, which is still in Phase 2 clinical trials, will succeed.

PA-457 is our only product currently in active clinical development.

PA-457 is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. In our Phase 2b clinical trial, we plan initially to study PA-457 at doses higher than those we have previously studied in clinical trials. We have performed pre-clinical single and multiple dose toxicity studies in animals. In these studies, we have not observed serious and frequent side effects that would prevent our planned testing of PA-457. Adverse events were observed in marmosets, a species of monkey, and in rats at doses significantly higher than those planned for the Phase 2b clinical trial. The absence of particular side effects in animal studies does not mean that these side effects will not be observed in humans. The results from pre-clinical studies and early clinical trials conducted by us do not ensure that results obtained in later-stage clinical trials of PA-457 will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

We plan to initiate a Phase 2b trial of PA-457 at multiple clinical sites in the United States in the second quarter of 2006 and have agreed on a design for the trial with the FDA. Completion of clinical trials may be delayed by slow initiation of clinical sites, slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Positive results from pre-clinical and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of PA-457 have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of PA-457. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If PA-457 or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of, that product candidate. If we delay or abandon our development efforts related to PA-457, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

ITEM 6. EXHIBITS

Exhibits

10.1	Second Amendment to Lease at Avenel Business Park – Phase II between Saul Centers, Inc. and the Registrant, dated March 21, 2006. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: May 10, 2006	/s/ Samuel K. Ackerman
Samuel K. Ackerman, M.D.
President and Chief Executive Officer

Date: May 10, 2006	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits
10.1	Second Amendment to Lease at Avenel Business Park – Phase II between Saul Centers, Inc. and the Registrant, dated March 21, 2006. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.