Form 10-Q
period 2006-06-30
PANACOS PHARMACEUTICALS, INC.
filed 2006-08-09
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2006:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	50,359,735

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (Unaudited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from September 29, 1999 (inception) to June 30, 2006 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to June 30, 2006 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from September 29, 1999 (inception) to June 30, 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	24-25

Item 4.	Submission of matters to a vote of security holders	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,146	$87,138
Marketable securities	31,151	—
Other receivables	89	389
Prepaid expenses and other current assets	1,304	1,085

Total current assets	75,690	88,612

Property and equipment, net	2,298	2,354
Restricted cash	545	545
Other assets	134	60

Total assets	$78,667	$91,571

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,282	$1,912
Accrued expenses	5,598	3,695
Capital lease obligation, current	—	6
Current portion of notes payable and advances	—	207

Total current liabilities	6,880	5,820

Other liabilities	262	—
Deferred rent	162	150

Total liabilities	7,304	5,970

Warrants to purchase Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—

Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 50,359,735 shares and 49,911,657 shares at June 30, 2006 and December 31, 2005, respectively	504	499
Additional paid-in capital	176,828	169,877
Deferred compensation	—	(321)
Accumulated other comprehensive loss	(23)	—
Deficit accumulated during the development stage	(105,946)	(84,454)

Total stockholders’ equity	71,363	85,601

Total liabilities, redeemable preferred stock, and stockholders’ equity	$78,667	$91,571

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended		Period from September 29, 1999 (inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenues:
Research funding	$35	$281	$226	$733	$5,403

Operating expenses:
Research and development	7,288	4,622	12,288	8,912	55,379
General and administrative	8,726	2,347	11,284	3,717	24,515
In-process research and development	—	—	—	19,417	19,417
Impairment charges	—	1,650	—	13,773	13,773

Total operating expenses	16,014	8,619	23,572	45,819	113,084

Loss from operations	(15,979)	(8,338)	(23,346)	(45,086)	(107,681)

Interest income, net	941	95	1,854	122	2,656
Other income (expense), net	—	(7)	—	15	(6)

Net loss	(15,038)	(8,250)	(21,492)	(44,949)	(105,031)

Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss available to common stockholders	$(15,038)	$(8,250)	$(21,492)	$(44,949)	$(109,081)

Basic and diluted net loss per share	$(0.30)	$(0.21)	$(0.43)	$(1.83)

Weighted average shares used in calculation of basic and diluted net loss per share	50,342	38,966	50,209	24,576

Pro Forma*
Net loss	$(15,038)	$(8,250)	$(21,492)	$(44,949)

Pro forma basic and diluted net loss per share	$(0.30)	$(0.21)	$(0.43)	$(1.37)

Pro forma weighted average shares used in calculation of pro forma basic and diluted net loss per share	50,342	38,966	50,209	32,693

*	PRO FORMA calculation assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to June 30, 2006

(in thousands, except per share data)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Losses on	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)

Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)

Issuance of common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Losses on	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)

Issuance of Series C redeemable preferred stock during March and April; $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V.I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005; $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005; $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—	—	3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	448	5	—	—	123	—	—	—	128
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	7,149	—	—	—	7,149
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,492)	(21,492)

Balance at June 30, 2006	—	$—	—	$—	—	$—	50,360	$504	—	$—	$176,828	$—	$(23)	$(105,946)	$71,363

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			Period from
			September 29,
	Six Months Ended		1999
	June 30,		(inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(21,492)	$(44,949)	$(105,031)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	19,417	19,417
Impairment charges	—	13,773	13,773
Non-cash operating expenses	—	—	1,052
Depreciation and amortization	412	337	1,325
Amortization of deferred financing costs	—	1	178
Stock compensation expense	7,411	1,394	11,973
Non-cash interest income and other	(827)	—	(827)
Loss on disposal of fixed assets	—	10	27
Other	—	(20)	(20)

Changes in operating accounts, net of acquisition
Other receivables	300	267	132
Prepaid expenses and other current assets	(219)	47	(742)
Other assets	(38)	—	(97)
Accounts payable	(630)	51	1,282
Accrued expenses	1,903	(10)	2,457
Deferred rent	12	33	162

Net cash used in operating activities	(13,168)	(9,649)	(54,939)

Cash flows from investing activities:
Cash paid for merger, net of cash received	—	126	(325)
Additions to property and equipment	(356)	(43)	(991)
Proceeds from the disposal of fixed assets	—	—	6
Purchase of available-for-sale investments	(153,102)	—	(153,102)
Redemption or sale of available-for-sale investments	122,755	—	122,755
Restricted cash	—	174	298

Net cash (used in) provided by investing activities	(30,703)	257	(31,359)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from the issuance of common stock, net	—	20,290	101,319
Proceeds from exercise of stock options and purchase plans	128	3	334
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	88	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	(36)	—	(36)
Repayment of notes payable and capital lease obligations	(213)	(545)	(2,434)

Net cash (used in) provided by financing activities	(121)	19,836	129,444

Net (decrease) increase in cash and cash equivalents	(43,992)	10,444	43,146

Cash and cash equivalents, beginning of period	87,138	4,879	—

Cash and cash equivalents, end of period	$43,146	$15,323	$43,146

Supplemental cash flow information:
Cash paid for interest	$3	$44	$159

Equipment acquired under capital leases	$—	$—	$111

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Overview

Panacos Pharmaceuticals, Inc. is a development stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat (PA-457), is a once-daily oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any approved drugs or other drugs known by it to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding, its future profitability, protection of patents and proprietary rights, uncertainty regarding development of the Company’s product candidates, the success and timetable of its clinical trials, competition and technological change, manufacturing, governmental regulations, including the need for product approvals, and attracting and retaining key employees.

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

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2006, has an accumulated deficit of $105.9 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at June 30, 2006 of $74.3 million will be sufficient to support the Company’s operations into 2008.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Research funding consists of funding from the University of North Carolina in the aggregate amount of $35,000 for the three months ended June 30, 2006. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amount of $281,000 for the three months ended June 30, 2005. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amounts of $226,000 and $733,000 for the six months ended June 30, 2006, and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, valuation of acquired in-process research and development, estimated accrued legal contingencies, and the collectibility of other receivables.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase and may consist of money market funds, commercial paper, U.S. agency obligations, asset backed securities and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months.

At June 30, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other than temporary on securities available-for-sale and interest on securities available-for-sale are included in interest income, net, a component of other income. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share, which requires companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes the number of securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands).

	June 30,
	2006	2005
Common stock options	5,733	4,639
Common stock warrants	4,116	5,433
Unvested restricted common stock	25	75

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $6.5 million, and $7.4 million, respectively, substantially all of which related to share-based compensation expense related to employee stock options. Included in the $6.5 million and $7.4 million share-based compensation expense for the three and six months ended June 30, 2006 is a stock compensation charge of approximately $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement. For further information, please see Note 4 and Note 12 to the consolidated financial statements.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the first six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company utilizes the straight-line attribution method for the recognition of compensation expense associated with the employee and director options with graded vesting based on service conditions only.

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

Certain of the Company’s options granted to non-employees are outside the scope of SFAS No. 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards for the quarter ended June 30, 2006 and was estimated using the Black-Scholes Option Pricing Model. As of June 30, 2006, $0.3 million was recorded as a liability. The fair value of the award is re-measured at each financial statement date until the award is settled or expires. During the three months ended June 30, 2006, the Company recorded a credit of approximately $70,000 based on the re-measurement of these options reducing compensation expense due to a decline in the fair value of these awards. No Company options were exercised by non-employees during the three and six months ended June 30, 2006. When and if a non-employee exercises its Company options or the Company options expire, the corresponding liability will be reclassed to equity. As of June 30, 2006, stock options to acquire approximately 48,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized (see Note 3).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The Company is in the process of evaluating FIN 48 and the effect it will have on its financial position and results of operations.

3. Comprehensive Loss

Comprehensive loss is composed of the following (in thousands):

	Three Months Ended		Six Months Ended		Period from September 29, 1999
	June 30,		June 30,		(inception) to
	2006	2005	2006	2005	June 30, 2006
Net loss	$(15,038)	$(8,250)	$(21,492)	$(44,949)	$(105,031)
Unrealized loss on investments available for sale, net	(14)	—	(23)	—	(23)

Total comprehensive loss	$(15,052)	$(8,250)	$(21,515)	$(44,949)	$(105,054)

4. Employee and Director Stock Benefit Plans

As of June 30, 2006, the Company had five equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:

	Authorized Shares	Shares Reserved for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	38,997
1999 Supplemental Equity Compensation Plan	100,000	45,145
2005 Supplemental Equity Compensation Plan	10,369,594	3,574,508

Subtotal Employee Stock Option Plans	10,944,594	3,658,650

Other Plans:
1998 Director Stock Option Plan	25,000	15,200
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	35,998

Total	11,034,594	3,709,848

Each of the foregoing equity compensation plans were approved by our stockholders.

Employee Stock Option Plans

The Company has three share-based compensation plans, the 1998 Employee Equity Incentive Plan, the 1999 Supplemental Equity Compensation Plan and the Amended and Restated 2005 Supplemental Equity Compensation Plan, under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 10 years after the grant date. As of June 30, 2006, a total of approximately 10.9 million shares are authorized for grant under these plans. The number of common shares reserved for grants of future awards to employees and directors under these plans was 3.7 million at June 30, 2006. At June 30, 2006, a combined total of 5.7 million options at a weighted average exercise price of $5.70 per share were outstanding under the plans, and 3.6 million options were exercisable at a weighted average exercise price of $5.57 per share. The remaining unrecognized compensation expense on stock options at June 30, 2006 was $9.0 million. The weighted average period over which the cost is expected to be recognized is approximately 3.3 years.

Stock-Based Compensation Plan for Directors

The Company has a stock-based compensation plan for non-employee directors, the 1998 Director Stock Option Plan. Under the Director Plan, a total of 25,000 shares have been authorized for option grants. As of June 30, 2006, a total of 15,200 shares are available for new grants. The plan is structured to provide options to non-employee directors as follows: a new director receives a total of 25,000 options upon becoming a member of the Board and continuing directors receive 15,000 options after each annual meeting of shareholders. The maximum contractual term of the director stock options is 10 years.

Under the plan, the option exercise price is the fair market value at the time the option is granted. Initial stock option grants become exercisable at a rate of 25% per year beginning six months from the date of grant and then annually from the date of the grant. Annual stock options grants become exercisable one year after the stock option grant date. During the three and six months ended June 30, 2006, no options were granted under the plan. During the three and six months ended at June 30, 2005, there were 3,000 options granted under the plan. At June 30, 2006, a total of 9,600 options at a weighted average exercise price of $29.83 per share were outstanding under the plan, and 7,350 options were exercisable at a weighted average exercise price of $36.82 per share. The remaining unrecognized compensation expense on stock options at June 30, 2006 was approximately $9,300. The weighted average period over which the expense is expected to be recognized is approximately 2.7 years. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 2005 Supplemental Equity Compensation Plan. The above-mentioned activity for the stock-based compensation plan for directors is included in the option tables below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan. Under this plan, eligible employees may purchase common stock through payroll deductions of up to 5% of annual compensation. The purchase price per share is the lower of 85% of the ten day average market price prior to the beginning of each three-month offering period or ten day average market price at the end of each three-month offering period. The plan provides for purchases by employees of up to an aggregate of 65,000 shares through April 24, 2016. During the three and six months ended June 30, 2006, the Company issued 3,168 and 5,473 shares under the ESPP, respectively. During the three and six months ended June 30, 2005, the Company issued 1,464 shares under the ESPP. At June 30, 2006, 35,998 shares were available for purchase under the ESPP.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The Company granted 25,000 restricted shares with one year vesting in the first quarter of 2006. The remaining unrecognized compensation expense on restricted stock at June 30, 2006 was $117,000. The period over which the balance is expected to be recognized is approximately seven months.

General Option Information

A summary of stock option transactions follows:

	Options Available for Grant	Options Outstanding
		Shares	Weighted average exercise price of shares under plan
Balance outstanding at December 31, 2004	3,867,356	3,432,621	$0.24
Granted (1)	(1,742,300)	1,742,300	4.10
Assumed through merger with V.I. Technologies	114,311	303,097	51.17
Exercised	—	(844,235)	0.19
Forfeited or expired	560,788	(560,788)	10.08
Additional shares reserved	—	—	—

Balance outstanding at December 31, 2005	2,800,155	4,072,995	$4.33
Granted (1)	(2,154,400)	2,129,400	7.83
Exercised	—	(441,265)	0.20
Forfeited or expired (2)	28,095	(28,095)	48.32
Additional shares reserved	3,000,000	—	—

Balance outstanding at June 30, 2006	3,673,850	5,733,035	$5.74

(1)	Includes the effect of non-vested restricted stock grants for the six months ended June 30, 2006 and year ended December 31, 2005 of 25,000 and 75,000 shares, respectively.
(2)	Includes the effect of non-vested restricted stock forfeitures for the year ended December 31, 2005 of 2,500 shares.

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of exercise Prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value	Options exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value
$0.05 - $0.17	147,179	5.1	$0.14	$791,519	144,180	5.1	$0.14	$775,462
$0.23 - $0.30	1,461,885	6.7	$0.23	7,740,535	1,151,850	6.3	$0.23	6,098,931
$0.56 - $0.56	108,805	1.0	$0.56	539,379	108,805	1.0	$0.56	539,379
$2.65 - $2.97	892,500	1.2	$2.66	2,553,624	868,125	1.0	$2.65	2,489,556
$3.05 - $6.20	224,335	8.8	$3.20	521,566	57,235	8.7	$3.25	130,391
$6.26 - $7.91	1,068,850	9.5	$6.48	—	125,717	9.2	$6.46	—
$8.12 - $10.70	1,663,550	5.1	$8.27	—	928,890	1.6	$8.27	—
$11.60 - $58.00	86,850	0.5	$24.41	—	85,412	0.4	$24.60	—
$65.00 - $77.50	14,600	0.7	$71.01	—	14,600	0.7	$71.01	—
$83.90 - $108.75	64,481	0.3	$85.98	—	64,481	0.3	$85.98	—

	5,733,035	5.7	$5.74	$12,146,623	3,549,295	3.4	$5.64	$10,033,719

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of the options, based on the Company’s closing stock price of $5.52 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the six months ended June 30, 2006 and June 30, 2005 was approximately $3.3 million and $42,000, respectively. The fair value of stock options vested at June 30, 2006 and June 30, 2005 was $9.2 million and $2.1 million, respectively. The total number of in-the-money options exercisable as of June 30, 2006 was 2.3 million. As of December 31, 2005, 2.2 million outstanding options were exercisable, and the weighted average exercise price was $5.27.

General Restricted Shares Information

A summary of restricted share transactions follows:

		Weighted
		average
		grant-date
	Shares	fair value
Balance Outstanding at December 31, 2004	—	$—

Granted	75,000	3.05
Vested	(75,000)	3.05
Forfeited	(—)	—

Balance Outstanding at December 31, 2005	—	$—

Granted	25,000	8.27
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at June 30, 2006	25,000	$8.27

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Research and development expense	$144	$304
General and administrative expense	6,402	7,107

Stock-based compensation expense included in operating expenses	$6,546	$7,411

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three and six months ended June 30, 2006 because it has established a valuation allowance against its net deferred tax assets.

The table below reflects the pro forma net loss per share, basic and diluted, for the three and six months ended June 30, 2005 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss as reported for prior periods	$(8,250)	$(44,949)
Deduct: Stock-based employee compensation expense included in reported net loss	229	1,394
Add: Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock grants (1)	(82)	(1,625)

Net loss, including the effect of stock-based compensation expense (2)	$(8,103)	$(45,180)

Per share information, basic and diluted:

Net loss, as reported for the period	$(0.21)	$(1.83)
Net loss, including the effect of stock based compensation expense (2)	$(0.21)	$(1.84)

(1)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.
(2)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

The weighted average estimated value of employee stock options granted during the three and six months ended June 30, 2006 was $4.18 per share and $5.29 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Expected volatility	76%	80%
Risk free interest rate	4.99%	4.65%
Dividend yield	0.0%	0.0%
Expected option life (years)	5.0	5.0

Given the changes that have occurred within the Company since March 11, 2005, the Company used a blend of two historical volatility rates, along with an implied volatility rate, to calculate the expected volatility for grants during the six months ended June 30, 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and normalized operations period. The implied volatility was calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon observed United States Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise experience for the Company over the past 8 years. The Company identified a single group of employees with consistent historical behavior for valuation purposes.

Share-based compensation expense recognized in the consolidated statement of operations for the first six months of 2006 is based on awards ultimately expected to vest; as reduced for annualized estimated forfeitures of approximately 1%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS No. 123 for Periods Prior to 2006

The estimated fair value of employee stock options granted during the three and six months ended June 30, 2005 was $2.24 per share and $2.26 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Expected volatility	103.38%	102.6%
Risk free interest rate	3.93%	3.93%
Dividend yield	0.0%	0.0%
Expected option life (years)	6.0	6.0

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

Warrants

At June 30, 2006 and December 31, 2005, the Company had 4.1 million warrants outstanding with an exercise price range of $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012.

Restricted Stock Grant

On May 3, 2005, the Company granted 75,000 restricted shares of common stock to an executive officer as part of a severance agreement, which shares vested on July 25, 2005. The Company recorded deferred compensation of $0.2 million and amortized the expense ratably over the vesting period which ended on July 25, 2005. In addition, on January 24, 2006, the Company granted 25,000 restricted shares of common stock to an officer that will vest in one year. The Company will amortize the total expense of $0.2 million ratably over the vesting period which will end on January 24, 2007. As of June 30, 2006, there were 25,000 shares of restricted common stock outstanding.

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

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ System for red blood cells (see Note 8), the Company recorded an impairment charge of $1.7 million. The impairment charge was comprised of $1.3 million and $0.4 million for the write-off of workforce intangible asset and equipment, respectively.

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

9. Legal Proceeding

Former Employee Suit

On February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by a former employee of that Company’s plant in Melville, NY. V.I. Technologies divested the Melville plant to Precision Pharma Services, Inc. (“Precision”) in August 2001. Precision is also a party to the suit. The suit was a class action in which the lead plaintiff, representing the class, claimed that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleged an amount in excess of $125,000 in unpaid overtime plus the costs of the action and reasonable attorney’s fees due from the two defendants. The Company and the lead plaintiff submitted a jointly proposed settlement with the United States District Court and received a final ruling in favor of the proposed settlement in June 2006. Settlement payments were made in the quarter ended June 30, 2006. The Company had previously accrued an amount related to this matter.

10. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows (in thousands):

	June 30, 2006		December 31, 2005
		Gross		Gross
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost
Commercial Paper	$2,743	$2,743	$—	$—
Asset Backed Securities	2,995	2,998
Corporate Bonds	8,464	8,476	—	—
U.S. Agencies	15,675	15,683	—	—
Certificates of Deposit	1,274	1,274	—	—

	$31,151	$31,174	$	$

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below (in thousands):

	June 30, 2006	December 31, 2005
Due within one year	$31,151	$—
Due after one year	—	—

	$31,151	$—

Gross unrealized gains on marketable securities amounted to $515 at June 30, 2006. Gross unrealized losses on marketable securities amounted to $23,259 at June 30, 2006, respectively. The aggregate fair value of investments with unrealized losses was $26.1 million at June 30, 2006. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of June 30, 2006.

There were no realized gains or losses on marketable securities for the period ended June 30, 2006.

11. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors, under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2006 and December 31, 2005.

12. Death of Chief Executive Officer

The Company recorded a compensation charge of approximately $5.9 million included within General and Administrative expense during the three months ended June 30, 2006 resulting from the sudden and unexpected death of the Company’s Chief Executive Officer, Samuel K. Ackerman, M.D., on June 14, 2006. Of the $5.9 million, $5.4 million related to a non-cash stock compensation charge which resulted from the vesting acceleration of stock options pursuant to the terms of his option grants and employment agreement with the Company. At June 30, 2006, Accrued Expenses included an outstanding balance of $0.5 million, related to compensation.

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

Our lead product candidate, bevirimat (PA-457), is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by our scientists in conjunction with our academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

In 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with bevirimat compared to placebo. After ten days of the highest dose of bevirimat in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

We initiated a Phase 2b trial of bevirimat at multiple clinical sites in the United States in the second quarter of 2006 based on a trial design agreed on with the FDA. In this trial, bevirimat is being administered to HIV-infected patients in combination with approved HIV drugs. We plan to enroll patients in this trial who are failing current therapy, who will receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. Our primary objective of this trial is to determine the most appropriate dose(s) of the tablet formulation of bevirimat for pivotal clinical trials. In the Phase 2b study, HIV-infected patients failing their current antiretroviral therapy will receive oral bevirimat or placebo once daily for three months in combination with background antiretroviral therapy. Initially, twelve patients per dose plus four placebo patients will be enrolled in each of three bevirimat dosage groups (400mg, 500mg and 600mg) in a dose-escalation fashion. For the first two weeks of treatment, patients will receive bevirimat or placebo in addition to their previous background therapy, a period of “functional monotherapy”, which will provide the primary efficacy endpoint of the study. Following the functional monotherapy period each patient’s background will be optimized and treatment will be continued for a total of three months for placebo patients and patients on bevirimat who exhibit at least 1.0 log10 decrease in viral load during functional monotherapy. Groups receiving doses higher than 600mg may be enrolled following review of functional monotherapy data from the first three groups by the Company and FDA. Following evaluation of data by the Company and FDA, the Company may submit a protocol amendment to expand patient numbers to a total of approximately 36 patients receiving bevirimat at selected doses. We expect the efficacy endpoints of this trial to include viral load reduction and safety after two weeks of dosing and after three months of dosing. We have completed the clinical and preclinical studies required for the initiation of the Phase 2b study. Patients completing three months of therapy would be eligible for a rollover protocol to continue long-term dosing.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development with a goal of filing an Investigational New Drug Application, or IND, for a second-generation maturation inhibitor during 2006. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Our scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

We believe that we could potentially develop and market bevirimat successfully without a strategic corporate collaboration. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun out as an independent private company in 2000. For accounting purposes, the merger is considered a “reverse merger” under which this former Panacos is considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE™ system.

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

Research and Development Revenue and Cost Recognition

Revenues to date have been generated by research contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are a development-stage enterprise, and no revenues have been derived to date from our principal operations.

We are reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue as the services are provided. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses are determined.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. As discussed in Note 7 to the unaudited consolidated financial statements, we recorded impairment charges of $12.1 million during 2005. At June 30, 2006, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.3 million.

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

Acquisition

We applied purchase accounting in our acquisition. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we periodically adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include contract research organizations in connection with our preclinical studies and clinical trials and to contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgements. We make these judgements based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There were no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for the three and six months ended June 30, 2006 and June 30, 2005.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $6.5 million, or $0.13 per share, and $7.4 million, or $0.15 per share, respectively, substantially all of which related to share-based compensation expense related to employee stock options. For further information, please see Note 4 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations, when the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and the former Panacos and related to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first six months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the first six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

On June 2, 2004, the former Panacos and V.I. Technologies entered into a merger agreement, as amended. The merger was approved by the stockholders of both V.I. Technologies and the former Panacos on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the Company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction is considered a “reverse merger” under which the former Panacos is considered the acquirer of V.I. Technologies. Accordingly, the historical results of the former Panacos are now reflected in the results of the combined company.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues:

Research Funding

Q2 2006	Q2 2005	Increase (Decrease)	Percent
$35,000	$281,000	$(246,000)	88%

Revenues decreased in the three months ended June 30, 2006 by 88% to $35,000 from $281,000 in revenues earned during the three months ended June 30, 2005. The decrease reflects the completion of work under several NIH grant funded projects.

Operating Expenses:

Research and Development

Q2 2006	Q2 2005	Increase (Decrease)	Percent
$7.3 million	$4.6 million	$2.7 million	58%

Research and development spending for the three months ended June 30, 2006 increased by $2.7 million, or 58%, to $7.3 million from $4.6 million in the comparable period in the prior year. The increase was due to increased activity in our pipeline program second generation maturation inhibition and with our lead candidate bevirimat (PA-457) program as well as increased activity in our other pipeline program fusion inhibition. We expect the bevirimat program spending to increase in subsequent quarters in 2006 as the Phase 2b clinical trial progresses.

General and Administrative

Q2 2006	Q2 2005	Increase (Decrease)	Percent
$8.7 million	$2.3 million	$6.4 million	272%

General and administrative expenses for the three months ended June 30, 2006 increased by $6.4 million, or 272%, to $8.7 million from $2.3 million in the comparable period in the prior year. The increase is primarily due to a $5.9 million charge resulting from the sudden and unexpected death of our Chief Executive Officer, Samuel K. Ackerman, M.D., in June 2006. Included in the $5.9 million is a non-cash stock compensation charge of approximately $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement and $0.5 million for other compensation expense. A significant portion of the remaining increase occurred primarily as a result of the increased share-based compensation expense of $0.8 million associated with the implementation of SFAS 123(R).

Interest Income, Net

Q2 2006	Q2 2005	Increase (Decrease)	Percent
$0.9 million	$0.1 million	$0.8 million	891%

Interest income, net increased by $0.8 million, or 891%, which resulted primarily from higher average cash balances and higher interest rate returns over prior year levels in the comparable period. The higher cash balances resulted from proceeds received primarily through the public offering of common stock that closed in October 2005.

Other Income (Expense), Net

Q2 2006	Q2 2005	Increase (Decrease)	Percent
$—	$(7,000)	$7,000	NA

For the three months ended June 30, 2005, other income (expense), net was due to a loss on disposal of fixed assets.

Share-Based Compensation

Consistent with SFAS No. 123(R), we recorded $6.5 million of share-based compensation expense for the three months ended June 30, 2006. Of the $6.5 million share-based compensation charge, $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement. These amounts are allocated among research and development expenses and general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues:

Research Funding

YTD 2006	YTD 2005	Increase (Decrease)		Percent
$0.2 million	$0.7 million	$(0.5 million	)	69%

Revenues decreased in the six months ended June 30, 2006 by 69% to $0.2 million from $0.7 million in revenues earned during the six months ended June 30, 2005. The decrease reflects lower NIH grant funding in 2006 and the completion of work under several NIH grant funded projects. We expect revenues for 2006 to decline from 2005 levels, and to be in the range of $285,000 to $300,000, as a result of the completion of several other NIH grants.

Operating Expenses:

Research and Development

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$12.3 million	$8.9 million	$3.4 million	38%

Research and development spending for the six months ended June 30, 2006 increased by $3.4 million, or 38%, to $12.3 million from $8.9 million in the comparable period in the prior year. The increase was due to increased activity in our pipeline programs in second generation maturation inhibition and fusion inhibition as well as increased activities for our lead candidate bevirimat as that product candidate enters the Phase 2b clinical studies. We expect the bevirimat program spending to increase in subsequent quarters in 2006 as the Phase 2b clinical trial progresses. We anticipate 2006 research and development expenses to be in the range of $29.0 million to $30.0 million. These expected increased research and development expenses in 2006 include stock compensation expense resulting from the adoption of SFAS No. 123(R) and increased costs of research and development activities.

General and Administrative

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$11.3 million	$3.7 million	$7.6 million	204%

General and administrative expenses for the six months ended June 30, 2006 increased by $7.6 million, or 204%, to $11.3 million from $3.7 million in the comparable period in the prior year. The increase is primarily due to a $5.9 million charge resulting from the sudden and unexpected death of our Chief Executive Officer, Samuel K. Ackerman, M.D., in June 2006. Included in the $5.9 million charge is a non-cash stock compensation charge of approximately $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement and $0.5 million for other compensation expense. A significant portion of the remaining increase occurred as a result of the increased share-based compensation expense of $1.0 million associated with the implementation of SFAS 123(R). We expect 2006 annual general and administrative expenses to be in the range of $16.9 million to $17.3 million. The expected increased level of expense in 2006 will be primarily driven by the recognition of compensation cost associated with stock options in accordance with SFAS No. 123(R) and the $5.9 million charge recorded during the three months ended June 30, 2006 relating to Dr. Ackerman’s death.

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

Impairment Charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the year ended December 31, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consummation of the merger, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $0.4 million and $1.3 million on the INACTINE™-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest Income, Net

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$1.9 million	$0.1 million	$1.8 million	1,420%

Interest income, net increased by $1.8 million, or 1,420%, which resulted from higher average cash balances and higher interest rate returns over prior year levels in the comparable period. The higher cash balances resulted from proceeds received primarily through the public offering of common stock that closed in October 2005.

Other Income (Expense), Net

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$—	$15,000	$(15,000)	NA

For the six months ended June 30, 2005, other income, net primarily related to the gain from the forgiveness of debt by the County of Montgomery, MD.

Share-Based Compensation

Consistent with SFAS No. 123(R), we recorded $7.4 million of share-based compensation expense for the six months ended June 30, 2006. Of the $7.4 million share-based compensation charge, $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement. These amounts are allocated among research and development expenses and general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows.

As of June 30, 2006, there was $9.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. See Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation, to the unaudited notes to consolidated financial statements and “Critical Accounting Policies – Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since our inception, we have financed our operation through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short-term debt and capital lease financing.

At June 30, 2006, we had combined cash, cash equivalents and marketable securities of $74.3 million and working capital of $68.8 million in comparison with cash and cash equivalents of $87.1 million and working capital of $82.8 million on December 31, 2005.

We expect to incur substantial additional research and development expenses that will increase from historical levels as we move our lead compound, bevirimat, through clinical trials, and increase our development efforts for our second generation maturation inhibitor program and our fusion inhibitor program. Based on our current plans and forecasts, we expect a decline in cash, cash equivalents and marketable securities during fiscal year 2006 in the range of $29 million to $32 million and expect cash, cash equivalents and marketable securities at the end of fiscal year 2006 to be in the range of $55 million to $58 million. Based on our current plans and forecasts, we believe that we have adequate resources to fund our operations into 2008.

Our cash activity during the first six months of 2006 and 2005 was comprised of the following (in millions):

	Six Months Ended
	June 30,
	2006	2005
Net proceeds from equity transactions	$0.1	$20.3
Net cash used in operating activities	(13.2)	(9.7)
Cash used in fixed asset acquisition	(0.4)	—
Net cash acquired through merger	—	0.1
(Purchase) and redemption or sale of available-for-sale marketable securities, net	(30.3)	—
Repayment of notes payable and other debt	(0.2)	(0.5)
Transfers from restricted cash	—	0.2

(Decrease) Increase in cash position	$(44.0)	$10.4

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates, and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, additional sales of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement was declared effective by the SEC in May 2006, and it will allow us, from time to time, to offer and sell up to $114 million in equity securities. There is no guarantee that we will be able to obtain sufficient funding, secure additional grants, or enter into commercial partnerships. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the United States or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at June 30, 2006 (in thousands):

		Less Than	Years	Years	Years
	Total	1 Year	1 - 3	4 - 5	>5
Operating leases	$5,875	$1,395	$2,817	$1,465	$198
Other purchase obligations	9,065	6,343	2,722	—	—

Total	$14,940	$7,738	$5,539	$1,465	$198

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease, respectively, of approximately $69,632 in the fair market value of our total portfolio, at June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Financial Officer and Acting Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer and Acting Chief Executive Officer reached the conclusion that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control.

During the fiscal quarter ended June 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Relating to Our Company

We have historically incurred operating losses and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of approximately $105.9 million. Net losses for the six months ended June 30, 2006 were $21.5 million. Our fiscal year 2005, 2004 and 2003 net losses were $59.1 million, $12.0 million, and $4.5 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat (PA-457). The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the late-stage Phase 2 trial currently underway and into Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the United States and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund a portion of the late-stage clinical development of the drug. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for new activities. However, at this time, we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners. We expect to continue to incur operating losses for the foreseeable future.

Our success will depend on the products which we are and will be developing, but may be unable to commercialize due to numerous factors, including clinical trial outcomes and regulatory requirements imposed on both us and our customers.

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

Bevirimat is our only product currently in active clinical trials. Bevirimat has not been approved by the United States Food and Drug Administration, or the FDA, for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the six months ended June 30, 2006, we spent approximately $12.3 million on research and development. During fiscal years 2005, 2004 and 2003, we spent approximately $19.8 million, $11.1 million, and $4.5 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the INACTINE™ Pathogen Reduction System, in Phase 3 clinical trials due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable time frame.

Delays in our clinical testing or approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in 2005 we announced a delay in the initiation of our Phase 2b clinical trial for bevirimat from the fourth quarter of 2005, as previously planned, until the first half of 2006. This delay resulted from an FDA request that bevirimat should be evaluated in two drug interaction studies prior to initiation of Phase 2b, to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are both approved drugs for treatment of HIVpatients manufactured by Abbott and Bristol-Myers Squibb, respectively. The FDA recommendation was based on a recent FDA consensus related to drugs that are metabolized by a process known as glucuronidation, like bevirimat. We have completed the two drug interaction studies recommended by the FDA, and initiated the Phase 2b clinical trial of bevirimat in June 2006.

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

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration, which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies, including those in the Americas, Middle East, Europe, and Asia and the Pacific, have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new drug product and makes an independent determination with respect to product registration.

We cannot assure you that our efforts to develop and commercialize bevirimat, which is still in Phase 2 clinical trials, will succeed.

Bevirimat is our only product currently in active clinical development. As a result, any investment in us is highly dependent on our efforts to develop and commercialize bevirimat. Bevirimat is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. In our Phase 2b clinical trial, we plan initially to study bevirimat at doses higher than those we have previously studied in clinical trials. We have performed pre-clinical single and multiple dose toxicity studies in animals. In these studies, we have not observed serious and frequent side effects that would prevent our planned testing of bevirimat. Adverse events were observed in marmosets, a species of monkey, and in rats at doses significantly higher than those planned for the Phase 2b clinical trial. The absence of particular side effects in animal studies does not mean that these side effects will not be observed in humans. The results from pre-clinical studies and early clinical trials conducted by us do not ensure that results obtained in later-stage clinical trials of bevirimat will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

We initiated a Phase 2b trial of bevirimat at multiple clinical sites in the United States during the second quarter of 2006, based on a design agreed on with the FDA. Completion of clinical trials may be delayed by slow initiation of clinical sites, slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Positive results from pre-clinical and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of bevirimat have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of bevirimat. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If bevirimat or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of, that product candidate. If we delay or abandon our development efforts related to bevirimat, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

Our success depends on the continued services and on the performance of our senior management and scientific staff.

The sudden and unexpected death of Dr. Samuel K. Ackerman, our former President and Chief Executive Officer, on June 14, 2006, has caused some disruptions in our ordinary business activities and has resulted in our making certain organizational adjustments. For example, Dr. Peyton J. Marshall, our Chief Financial Officer, is currently also serving as our Acting Chief Executive Officer. In order to achieve our business objectives, we must identify, attract, retain and motivate personnel with experience in specific areas applicable to our technologies and product candidates. We are currently seeking a permanent Chief Executive Officer; however, this process may take a number of months to complete and it may not achieve all of our objectives. The Chief Executive Officer search process may divert our senior management’s time and resources from ordinary business activities. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these personnel goals, including the hiring of a permanent Chief Executive Officer, could seriously limit our ability to conduct our operations and achieve our business and financial objectives.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2006, we held our Annual Meeting of Stockholders. The following matters were approved at that meeting:

1.	The election of Mr. Jeremy Hayward-Surry, Herbert H. Hooper, Ph.D., and R. John Fletcher as Class II Directors to serve until the 2009 Annual Meeting of Stockholders or until their respective successors are elected and qualified. There were 37,190,259 shares of common stock voted for the election of Mr. Hayward-Surry, and 1,151,740 shares of common stock withheld. There were 37,124,038 shares of common stock voted for the election of Dr. Hooper, and 1,217,961 shares of common stock withheld. There were 37,185,192 shares of common stock voted for the election of Mr. Fletcher, and 1,156,807 shares of common stock withheld.

In addition, the terms in office of Mr. Irwin Lerner, Mr. Joseph Limber, and Mr. Eric Linsley continued after the meeting.

2.	The approval of the amendment and restatement of the 2005 Supplemental Equity Compensation Plan. There were 19,736,911 shares of common stock voted for such ratification, 7,299,073 shares of common stock voted against such ratification, holders of 110,534 shares of common stock abstained from the vote, and there were 11,195,481 broker non-votes.

2.	The approval of the amendment and restatement of the Amended and Restated 1998 Employee Stock Purchase Plan. There were 25,457,393 shares of common stock voted for such ratification, 1,608,807 shares of common stock voted against such ratification, holders of 80,318 shares of common stock abstained from the vote, and there were 11,195,481 broker non-votes.

4.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year. There were 38,188,874 shares of common stock voted for such ratification, 121,039 shares of common stock voted against such ratification, holders of 32,085 shares of common stock abstained from the vote, and there were no broker non-votes.

ITEM 6. EXHIBITS

Exhibits

10.1	Offer letter of employment for Frederick Schmid, DVM, MBA, Senior Vice President, Commercial Operations and Business Development, dated April 14, 2006. Filed herewith

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Financial Officer and Acting Chief Executive Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2006	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Acting Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibits
10.1	Offer letter of employment for Frederick Schmid, DVM, MBA, Senior Vice President, Commercial Operations and Business Development, dated April 14, 2006. Filed herewith

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Financial Officer and Acting Chief Executive Officer. Filed herewith.