Form 10-Q
period 2006-09-30
PANACOS PHARMACEUTICALS, INC.
filed 2006-11-09
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 27, 2006:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	50,724,903

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (Unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from September 29, 1999 (inception) to September 30, 2006 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to September 30, 2006 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from September 29, 1999 (inception) to September 30, 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23-24

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$31,551	$87,138
Marketable securities	34,426	—
Other receivables	110	389
Prepaid expenses and other current assets	1,251	1,085

Total current assets	67,338	88,612

Property and equipment, net	2,252	2,354
Restricted cash	545	545
Other assets	106	60

Total assets	$70,241	$91,571

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,971	$1,912
Accrued expenses	2,919	3,695
Capital lease obligation, current	—	6
Current portion of notes payable and advances	—	207

Total current liabilities	4,890	5,820

Other liabilities	235	—
Deferred rent	161	150

Total liabilities	5,286	5,970

Warrants to purchase Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 50,509,903 shares and 49,911,657 shares at September 30, 2006 and December 31, 2005, respectively	505	499
Additional paid-in capital	178,302	169,877
Deferred compensation	—	(321)
Accumulated other comprehensive income	7	—
Deficit accumulated during the development stage	(113,859)	(84,454)

Total stockholders’ equity	64,955	85,601

Total liabilities, redeemable preferred stock, and stockholders’ equity	$70,241	$91,571

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to September 30, 2006
	2006	2005	2006	2005
Revenues:
Research funding	$33	$148	$259	$882	$5,436

Operating expenses:
Research and development	5,688	3,847	17,976	12,759	61,067
General and administrative	3,183	2,162	14,467	5,880	27,698
In-process research and development	—	—	—	19,417	19,417
Impairment charges	—	—	—	13,773	13,773

Total operating expenses	8,871	6,009	32,443	51,829	121,955

Loss from operations	(8,838)	(5,861)	(32,184)	(50,947)	(116,519)

Interest income, net	928	86	2,782	208	3,584
Other expense, net	(3)	(19)	(3)	(4)	(9)

Net loss	(7,913)	(5,794)	(29,405)	(50,743)	(112,944)

Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss available to common stockholders	$(7,913)	$(5,794)	$(29,405)	$(50,743)	$(116,994)

Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.58)	$(1.71)

Weighted average shares used in calculation of basic and diluted net loss per share	50,416	39,785	50,279	29,702

Pro Forma*
Net loss	$(7,913)	$(5,794)	$(29,405)	$(50,743)

Pro forma basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.58)	$(1.45)

Pro forma weighted average shares used in calculation of pro forma basic and diluted net loss per share	50,416	39,785	50,279	35,083

*	PRO FORMA calculation assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to September 30, 2006

(in thousands, except per share data)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)

Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)

Issuance of common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)

Issuance of Series C redeemable preferred stock during March and April; $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V.I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005; $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005; $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—	—	3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	598	6	—	—	437	—	—	—	443
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	7	—	7
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	8,309	—	—	—	8,309
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,405)	(29,405)

Balance at September 30, 2006	—	$—	—	$—	—	$—	50,510	$505	—	$—	$178,302	$—	$7	$(113,859)	$64,955

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(29,405)	$(50,743)	$(112,944)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	19,417	19,417
Impairment charges	—	13,773	13,773
Non-cash operating expenses	—	—	1,052
Depreciation and amortization	584	467	1,496
Amortization of deferred financing costs	—	1	178
Stock compensation expense	8,544	1,552	13,106
Non-cash interest income and other	(1,439)	—	(1,439)
Loss on disposal of fixed assets	—	29	27
Other	—	(20)	(20)

Changes in operating accounts, net of acquisition
Other receivables	279	381	111
Prepaid expenses and other current assets	(166)	243	(689)
Other assets	(10)	—	(69)
Accounts payable	59	196	1,971
Accrued expenses	(776)	95	(222)
Deferred rent	11	60	161

Net cash used in operating activities	(22,319)	(14,549)	(64,091)

Cash flows from investing activities:
Cash paid for merger, net of cash received	—	126	(325)
Additions to property and equipment	(482)	(90)	(1,117)
Proceeds from the disposal of fixed assets	—	—	6
Purchase of available-for-sale investments	(219,485)	—	(219,485)
Redemption or sale of available-for-sale investments	186,505	—	186,505
Restricted cash	—	174	298

Net cash (used in) provided by investing activities	(33,462)	210	(34,118)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from the issuance of common stock, net	—	20,299	101,319
Proceeds from exercise of stock options and purchase plans	443	17	650
Proceeds from exercise of warrants	—	3,163	3,163
Proceeds from borrowing on notes payable	—	88	1,118
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	(36)	(78)	(36)
Repayment of notes payable and capital lease obligations	(213)	(923)	(2,434)

Net cash provided by financing activities	194	22,566	129,760

Net (decrease) increase in cash and cash equivalents	(55,587)	8,227	31,551

Cash and cash equivalents, beginning of period	87,138	4,879	—

Cash and cash equivalents, end of period	$31,551	$13,106	$31,551

Supplemental cash flow information:
Cash paid for interest	$3	$63	$159

Equipment acquired under capital leases	$—	$—	$111

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

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding, the success and timetable of its clinical trials, its future profitability, protection of patents and proprietary rights, uncertainty regarding development of the Company’s product candidates, competition and technological change, manufacturing, governmental regulations, including the need for product approvals, and attracting and retaining key employees.

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

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2006, has an accumulated deficit of $113.9 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at September 30, 2006 of $66.0 million will be sufficient to support the Company’s operations into 2008.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Research funding consists of funding from the University of North Carolina in the aggregate amount of $33,000 for the three months ended September 30, 2006. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amount of $148,000 for the three months ended September 30, 2005. Research funding includes grants received from the National Institutes of Health plus research funding from the University of North Carolina in the aggregate amounts of $259,000 and $882,000 for the nine months ended September 30, 2006, and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, stock-based compensation, valuation of acquired in-process research and development, estimated accrued legal contingencies, and the collectibility of other receivables.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase and may consist of money market funds, commercial paper, U.S. agency obligations, asset-backed securities and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than 90 days.

At September 30, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, declines in value judged to be other than temporary on securities available-for-sale and interest on securities available-for-sale are included in interest income, net, a component of other income. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share, which requires companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of non-vested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes the number of securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands).

	September 30,
	2006	2005
Common stock options	5,764	5,058
Common stock warrants	4,116	4,116
Non-vested restricted common stock	85	—

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $1.1 million, and $8.5 million, respectively, substantially all of which related to share-based compensation expense related to employee stock options. Included in the $8.5 million share-based compensation expense for the nine months ended September 30, 2006 is a stock compensation charge of approximately $5.4 million related to the accelerated vesting of options held by Dr. Samuel Ackerman, formerly the Chief Executive Officer of the Company, upon his death pursuant to the terms of his option plans and employment agreement. For further information, please see Note 4 and Note 11 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in accordance with estimated probabilities for achieving milestones for performance based awards, in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s consolidated statement of operations, when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and Panacos and related to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the first nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For service based option grants, the Company utilizes a straight-line method for the recognition of compensation expense associated with the employee and director options with graded vesting. For performance based option grants, the Company estimates the timing of the achievement of performance milestones in recognizing compensation expense.

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

Certain of the Company’s options granted to non-employees are outside the scope of SFAS No. 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards for the quarter ended September 30, 2006 using the Black-Scholes model. As of September 30, 2006, a liability of $235,000 was reflected in the balance sheet as Other liabilities. The fair value of the award is re-measured at each financial statement date until the award is settled or expires. During the three months ended September 30, 2006, the Company recorded a reduction of expense of approximately $27,000 based on the re-measurement of these options reducing compensation expense due to a decline in the fair value of these awards. No Company options were exercised by non-employees during the three and nine months ended September 30, 2006. When and if a non-employee exercises its Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of September 30, 2006, stock options to acquire approximately 48,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized (see Note 3).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its overall financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is applicable to the Company as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its overall financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 as of December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

3. Comprehensive Loss

Comprehensive loss is composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2006
	2006	2005	2006	2005
Net loss	$(7,913)	$(5,794)	$(29,405)	$(50,743)	$(112,994)
Unrealized gain on investments available for sale, net	30	—	7	—	7

Total comprehensive loss	$(7,883)	$(5,794)	$(29,398)	$(50,743)	$(112.987)

4. Employee and Director Stock Benefit Plans

As of September 30, 2006, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	149,804
1999 Supplemental Equity Compensation Plan	100,000	53,995
2005 Supplemental Equity Compensation Plan	10,369,594	3,217,856

Subtotal Employee Stock Option Plans	10,944,594	3,412,655

Other Plans:
1998 Director Stock Option Plan	25,000	15,200
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	31,621

Total	11,034,594	3,468,476

Each of the foregoing equity compensation plans were approved by its stockholders.

Employee Stock Option Plans

The Company has three share-based compensation plans, the 1998 Employee Equity Incentive Plan, the 1999 Supplemental Equity Compensation Plan and the Amended and Restated 2005 Supplemental Equity Compensation Plan, under which employees and directors may be granted options to purchase common stock. Options are generally granted with an exercise price not less than the fair market value on the grant date, generally vest over 4 years and expire 10 years after the grant date. The Company can also grant performance based option grants under these Plans that vest upon the achievement of predetermined milestones or targets. As of September 30, 2006, a total of approximately 10.9 million shares are authorized for grant under these plans. The number of common shares reserved for grants of future awards to employees and directors under these plans was 3.4 million at September 30, 2006. At September 30, 2006, a combined total of 5.8 million options at a weighted average exercise price of $4.66 per share were outstanding under the plans, and 3.4 million options were exercisable at a weighted average exercise price of $3.91 per share. The remaining unrecognized compensation expense on stock options at September 30, 2006 was $9.0 million. The weighted average period over which the cost is expected to be recognized is approximately 3.1 years.

Stock-Based Compensation Plan for Directors

The Company has a stock-based compensation plan for non-employee directors, the 1998 Director Stock Option Plan (“Director Plan”). As noted above, the Company also grants stock-based compensation to non-employee directors under the Amended and Restated 2005 Supplemental Equity Compensation Plan. Under the Director Plan, a total of 25,000 shares have been authorized for option grants. As of September 30, 2006, a total of 15,200 shares are available for new grants. The Director Plan is structured to provide options to non-employee directors as follows: a new director receives a total of 25,000 options upon becoming a member of the Board and continuing directors receive 15,000 options after each annual meeting of shareholders. The maximum contractual term of the director stock options is 10 years.

Under this plan, the option exercise price is the fair market value at the time the option is granted. Initial stock option grants become exercisable at a rate of 25% per year beginning on the anniversary date of grant of the option provided the director continues to serve as a member of the Board of Director. Annual stock option grants become exercisable one year after the stock option grant date. During the three and nine months ended September 30, 2006, no options were granted under the Director Plan. During the three and nine months ended at September 30, 2005, there were 0 and 3,200 options granted under the Director Plan, respectively. At September 30, 2006, a total of 9,600 options at a weighted average exercise price of $29.83 per share were outstanding under this plan, and 7,350 options were exercisable at a weighted average exercise price of $36.82 per share. The remaining unrecognized compensation expense on stock options at September 30, 2006 was approximately $8,000. The weighted average period over which the expense is expected to be recognized is approximately 2.4 years. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 2005 Supplemental Equity Compensation Plan. The above-mentioned activity for the stock-based compensation plan for directors is included in the option tables below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions of up to 5% of annual compensation. The purchase price per share is the lower of 85% of the ten day average market price prior to the beginning of each three-month offering period or ten day average market price at the end of each three-month offering period. The ESPP provides for purchases by employees of up to an aggregate of 65,000 shares through April 24, 2016. During the three and nine months ended September 30, 2006, the Company issued 4,377 and 9,850 shares under the ESPP, respectively. During the three and nine months ended September 30, 2005, the Company issued 1,839 and 3,303 shares under the ESPP, respectively. At September 30, 2006, 31,621 shares were available for purchase under the ESPP.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period. The Company granted 25,000 restricted shares with one year vesting in the first quarter of 2006 and also granted 60,000 restricted shares with approximately eleven month vesting in the third quarter of 2006. The remaining unrecognized compensation expense on restricted stock at September 30, 2006 was $297,000. The remaining periods over which the two restricted stock grant balances are expected to be recognized are approximately four and eight months, respectively.

General Option Information

A summary of stock option transactions follows:

	Options Available For Grant	Options Outstanding
		Shares	Weighted average exercise price of shares under plan
Balance outstanding at December 31, 2004	3,867,356	3,432,621	$0.24
Granted (1)	(1,742,300)	1,742,300	4.10
Assumed through merger with V.I. Technologies	114,311	303,097	51.17
Exercised	—	(844,235)	0.19
Forfeited or expired (2)	560,788	(560,788)	10.08

Balance outstanding at December 31, 2005	2,800,155	4,072,995	$4.33
Granted (1)	(2,556,400)	2,471,400	7.43
Exercised	—	(587,056)	0.66
Forfeited or expired	193,100	(193,100)	45.50
Additional shares reserved	3,000,000	—	—

Balance outstanding at September 30, 2006	3,436,855	5,764,239	$4.66

(1)	Includes the effect of non-vested restricted stock grants for the nine months ended September 30, 2006 and year ended December 31, 2005 of 85,000 and 75,000 shares, respectively.
(2)	Includes the effect of non-vested restricted stock forfeitures for the year ended December 31, 2005 of 2,500 shares.

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2006:

	Options Outstanding				Options Exercisable
Range of exercise Prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value	Options exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Aggregate intrinsic value
$0.05 - $0.17	144,190	4.8	$0.14	$694,769	141,336	4.8	$0.14	$681,087
$0.23 - $0.30	1,458,589	6.4	$0.23	6,906,273	1,149,420	6.1	$0.23	5,442,389
$0.56 - $0.56	71,951	0.7	$0.56	316,390	71,951	0.7	$0.56	316,390
$2.65 - $2.97	792,500	1.0	$2.66	1,822,824	768,125	0.8	$2.65	1,772,406
$2.98 - $6.20	552,835	9.4	$4.25	395,013	55,943	8.5	$3.32	93,003
$6.21 - $7.91	1,068,850	9.2	$6.48	—	187,903	9.0	$6.45	—
$7.92 - $10.70	1,654,174	4.8	$8.27	—	975,157	1.7	$8.27	—
$11.60 - $58.00	6,329	5.0	$27.27	—	4,984	4.3	$31.25	—
$65.00 - $77.50	2,100	4.2	$65.86	—	2,100	4.2	$65.86	—
$83.90 - $108.75	12,721	1.2	$84.29	—	12,721	1.2	$84.29	—

	5,764,239	5.9	$4.66	$10,135,269	3,369,640	3.6	$3.91	$8,305,275

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of the options, based on the Company’s closing stock price of $4.96 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2006 and September 30, 2005 was approximately $158,000 and $6,000, respectively. The fair value of stock options vested at September 30, 2006 was $9.4 million. The total number of in-the-money options exercisable as of September 30, 2006 was 2.2 million. As of December 31, 2005, 2.2 million outstanding options were exercisable, and the weighted average exercise price was $5.27.

General Restricted Shares Information

A summary of restricted share transactions follows:

	Shares	Weighted average grant-date fair value
Balance Outstanding at December 31, 2004	—	$—

Granted	75,000	3.05
Vested	(75,000)	3.05

Balance Outstanding at December 31, 2005	—	$—

Granted	85,000	6.07
Vested	—	—

Balance Outstanding at September 30, 2006	85,000	$6.07

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development expense	$183	$487
General and administrative expense	949	8,056

Stock-based compensation expense included in operating expenses	$1,132	$8,543

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three and nine months ended September 30, 2006 because it has established a valuation allowance against its net deferred tax assets.

The table below reflects the pro forma net loss per share, basic and diluted, for the three and nine months ended September 30, 2005 (in thousands, except for per share information):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported for prior periods	$(5,794)	$(50,743)
Deduct: Stock-based employee compensation expense included in reported net loss	148	1,413
Add: Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock grants (1)	(446)	(1,941)

Net loss, including the effect of stock-based compensation expense (2)	$(6,092)	$(51,271)

Per share information, basic and diluted:

Net loss, as reported for the period	$(0.15)	$(1.71)
Net loss, including the effect of stock based compensation expense (2)	$(0.15)	$(1.73)

(1)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

(2)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS No. 123 as previously disclosed in the notes to the consolidated financial statements.

The weighted average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $3.30 per share and $5.02 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	75%	79%
Risk free interest rate	4.86%	4.68%
Dividend yield	0.0%	0.0%
Expected option life (years)	6.0	5.0

Given the changes that have occurred within the Company since March 11, 2005, the Company used a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on the Company stock, to calculate the expected volatility for grants during the nine months ended September 30, 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and normalized operations period. The implied volatility was calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon observed United States Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise experience for the Company over the past 8 years. For valuation purposes, the Company used the experience of a single group of employees with consistent historical behavior.

Share-based compensation expense recognized in the consolidated statement of operations for the first nine months of 2006 is based on awards ultimately expected to vest, as reduced for annualized estimated forfeitures of approximately 1%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS No. 123 for Periods Prior to 2006

The estimated fair value of employee stock options granted during the three and nine months ended September 30, 2005 was $5.42 per share and $3.30 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected volatility	116.5%	107.2%
Risk free interest rate	4.04%	3.97%
Dividend yield	0.0%	0.0%
Expected option life (years)	5.0	6.0

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

Merger Purchase Price

The consolidated financial statements reflect the merger of Panacos with V.I. Technologies as a reverse merger wherein Panacos is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, V.I. Technologies’ 5.5 million outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the Nasdaq National Market of $5.80 per share for the two days prior to the merger through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the V.I. Technologies outstanding stock options and warrants were determined using the Black-Scholes model with the following assumptions: stock price of $5.80 (which was the value ascribed to the V.I. Technologies shares in determining the purchase price), volatility of 60%-72%, risk-free interest rate of 2.60%-4.03%, and an expected life of 0.1 years-4.0 years.

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

Rights Offering

On March 28, 2005, the SEC declared effective a registration statement for the offering of the Company’s common stock with a maximum value of $5.5 million through the distribution of subscription rights to V.I. Technologies’ stockholders. Under the terms of the rights offering, V.I. Technologies’ stockholders of record as of March 9, 2005 received 0.8 subscription rights for each share of common stock they owned, thereby entitling them to purchase a maximum of 2.8 million shares of its common stock at an exercise price of $2.00 per share. The rights offering closed on April 29, 2005, raising gross proceeds of $2.5 million. The Company issued 1.2 million shares of its common stock, at a per share price of $2.00, to the investors in the rights offering. Under the terms of the Securities Purchase Agreement, two of the Company’s stockholders, Ampersand Ventures and A.M. Pappas & Associates, LLC, were contractually obligated to refrain from exercising their subscription rights in the rights offering. In connection with the financing, the Company incurred approximately $275,000 in transaction costs.

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

Restricted Stock Grant

On May 3, 2005, the Company granted 75,000 restricted shares of common stock to an executive officer as part of a severance agreement, which shares vested on July 25, 2005. The Company recorded deferred compensation of $229,000 and amortized the expense ratably over the vesting period which ended on July 25, 2005.

On January 24, 2006, the Company granted 25,000 restricted shares of common stock to an officer that will vest in one year. The Company will amortize the total expense of $207,000 ratably over the vesting period which will end on January 24, 2007. On July 10, 2006, the Company granted 60,000 restricted shares of common stock to an officer that will vest on May 31, 2007. The Company will amortize the total expense of $310,000 ratably over the vesting period which will end on May 31, 2007. As of September 30, 2006, there were 85,000 shares of restricted common stock outstanding.

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

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ System for red blood cells (see Note 8), the Company recorded an impairment charge of $1.7 million. The impairment charge was comprised of $1.3 million and $357,000 for the write-off of workforce intangible asset and equipment, respectively.

8. Discontinuation of the INACTINE™ Program

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was V.I. Technologies’ principal development-stage program. The INACTINE™ system is designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced its discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded impairment charges of $357,000 and $1.3 million in the quarter ended June 30, 2005 on the property and equipment and the workforce intangible asset balances, respectively (see Note 7).

9. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows (in thousands):

	September 30, 2006		December 31, 2005
	Fair Value	Gross Amortized Cost	Fair Value		Gross Amortized Cost
Commercial Paper	$4,909	$4,909		$—		$—
Asset Backed Securities	3,493	3,493		—		—
Corporate Bonds	9,013	9,014		—		—
U.S. Agencies	15,721	15,713		—		—
Certificates of Deposit	1,290	1,290		—		—

	$34,426	$34,419	$		$

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below (in thousands):

	September 30, 2006	December 31, 2005
Due within one year	$34,426	$—
Due after one year	—	—

	$34,426	$—

Gross unrealized gains on marketable securities amounted to $10,906 and $0 at September 30, 2006 and December 31, 2005, respectively. Gross unrealized losses on marketable securities amounted to $4,285 and $0 at September 30, 2006 and December 31, 2005, respectively. The aggregate fair value of investments with unrealized losses was $12.7 million at September 30, 2006. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of September 30, 2006.

There were no realized gains or losses on marketable securities for the period ended September 30, 2006.

10. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors, under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of September 30, 2006 and December 31, 2005.

11. Death of Chief Executive Officer

The Company recorded a compensation charge of approximately $5.9 million included within General and Administrative expense during the three months ended June 30, 2006 resulting from the sudden and unexpected death of the Company’s Chief Executive Officer, Samuel K. Ackerman, M.D., on June 14, 2006. Of the $5.9 million, $5.4 million related to a non-cash stock compensation charge which resulted from the vesting acceleration of stock options pursuant to the terms of his option plans and employment agreement with the Company. At September 30, 2006, accrued expenses included an outstanding balance of $428,000, related to compensation.

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

In 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with an oral liquid solution of bevirimat compared to placebo. After ten days of the highest dose of bevirimat in the trial, the median reduction in viral load was 1.050 log 10, or a 91% decrease.

We initiated a Phase 2b trial of bevirimat at multiple clinical sites in the United States in the second quarter of 2006 based on a trial design agreed on with the FDA. In this trial, a tablet dose of bevirimat is being administered to HIV-infected patients in combination with approved HIV drugs. We are enrolling patients in this trial who are failing current therapy, who will receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. Our primary objective of this trial is to determine the most appropriate dose(s) of the tablet formulation of bevirimat for pivotal clinical trials. In the Phase 2b study, HIV-infected patients failing their current antiretroviral therapy will receive oral bevirimat or placebo once daily for three months in combination with background antiretroviral therapy. Initially, twelve patients per dose plus four placebo patients will be enrolled in each of three planned bevirimat dosage groups (400mg, 500mg and 600mg) in a dose-escalation fashion. For the first two weeks of treatment, patients will receive bevirimat or placebo in addition to their previous background therapy, a period of “functional monotherapy”, which will provide the primary efficacy endpoint of the study. Following the functional monotherapy period each patient’s background will be optimized and treatment will be continued for a total of three months for placebo patients and patients on bevirimat who exhibit at least 1.0 log 10 decrease in viral load during functional monotherapy. Groups receiving doses higher than 600mg may be enrolled following review of functional monotherapy data from earlier dosage groups by the Company and FDA. Following evaluation of data by the Company and FDA, the Company may submit a protocol amendment to expand patient numbers receiving bevirimat at selected doses. We expect the efficacy endpoints of this trial to include viral load reduction and safety after two weeks of dosing and after three months of dosing. Patients completing three months of therapy in the study will be eligible for a rollover protocol to continue long-term dosing.

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

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun out as an independent private company in 2000. For accounting purposes, the merger is considered a “reverse merger” under which this former Panacos is considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE ™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE ™ system.

We were organized under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is www.panacos.com . The contents of our website are not part of this quarterly report.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. As discussed in Note 7 to the unaudited consolidated financial statements, we recorded impairment charges of $13.8 million during 2005. At September 30, 2006, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.3 million.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include contract research organizations in connection with our preclinical studies and clinical trials and to contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or for a combination of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There were no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for the three and nine months ended September 30, 2006 and September 30, 2005.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $1.1 million, or $0.02 per share, and $8.5 million, or $0.17 per share, respectively, substantially all of which related to share-based compensation expense related to employee stock options. For further information, please see Note 4 to the consolidated financial statements.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first nine months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the first nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues:

Research Funding

Q3 2006	Q3 2005	Increase (Decrease)	Percent
$33,000	$148,000	$(115,000)	78%

Our revenues have arisen principally from research grants and funding from government agencies and educational institutions. The current period’s revenue primarily comes from research funding from the University of North Carolina. Revenues decreased in the three months ended September 30, 2006 by 78% to $33,000 from $148,000 compared to the three months ended September 30, 2005. The decrease is attributed to the completion of work under several National Institute of Health (“NIH”) grant funded projects.

Operating Expenses:

Research and Development

Q3 2006	Q3 2005	Increase (Decrease)	Percent
$5.7 million	$3.8 million	$1.9 million	48%

Our research and development expenses have arisen from our development activities for bevirimat and our other pipeline programs, our second and third generation maturation inhibitor and fusion programs and from other research. Research and development spending for the three months ended September 30, 2006 increased by $1.9 million, or 48%, to $5.7 million from $3.8 million in the comparable period in the prior year. The increase in spending for the three months ended September 30, 2006 compared to the same period last year is primarily attributed to increased activity in our pipeline second generation maturation inhibitor and fusion programs. Also contributing to the overall increase in research and development expenses during the three months ended September 30, 2006 was $183,000 relating to the adoption of SFAS123(R) at the beginning of 2006. We expect overall spending in our bevirimat and pipeline programs to increase in subsequent quarters.

General and Administrative

Q3 2006	Q3 2005	Increase (Decrease)	Percent
$3.2 million	$2.2 million	$1.0 million	47%

General and administrative expenses consists primarily of salaries, benefits, including stock compensation, outside professional services and related expenses for our executive, finance and accounting, business development, marketing, human resources, intellectual property, legal and corporate communication activities. General and administrative expenses for the three months ended September 30, 2006 increased by $1.0 million, or 47%, to $3.2 million from $2.2 million in the comparable period in the prior year. A significant portion of the increase occurred as a result of the increased share-based compensation expense of $949,000 associated with the implementation of SFAS 123(R).

Interest Income, Net

Q3 2006	Q3 2005	Increase (Decrease)	Percent
$928,000	$86,000	$842,000	979%

Interest income, net increased by $842,000, or 979%, which resulted primarily from higher average cash balances and higher interest rates over prior year levels in the comparable period. The higher cash balances resulted primarily from proceeds received through the public offering of common stock that closed in October 2005.

Other Expense, Net

Q3 2006	Q3 2005	Increase (Decrease)	Percent
$(3,000)	$(19,000)	$(16,000)	84%

Other Expense, net is primarily used to capture gains or losses from foreign currency transactions or from the disposal of fixed assets. The decrease in other expense, net was primarily due to a loss on disposal of fixed assets recognized during three month period ended September 30, 2005.

Share-Based Compensation

Consistent with SFAS No. 123(R), we recorded $1.1 million of share-based compensation expense for the three months ended September 30, 2006. These amounts are allocated among research and development expenses and general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues:

Research Funding

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$259,000	$882,000	$623,000	71%

Revenues decreased in the nine months ended September 30, 2006 by 71% to $259,000 from $882,000 in revenues recognized during the nine months ended September 30, 2005. The decrease reflects lower NIH grant funding in 2006 and the completion of work under several NIH grant funded projects. We expect revenues for 2006 to decline from 2005 levels and to be in the range of $290,000 to $300,000, as a result of the completion of several other NIH grants.

Operating Expenses:

Research and Development

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$18.0 million	$12.8 million	$5.2 million	41%

Research and development spending for the nine months ended September 30, 2006 increased by $5.2 million, or 41%, to $18.0 million from $12.8 million in the comparable period of the prior year. The increase in spending for the nine months ended September 30, 2006 compared to the same period last year is primarily attributed to increased activity for our bevirimat program, which entered Phase 2b clinical studies during the second quarter of 2006, and to our pipeline second generation maturation inhibitor and fusion programs. Also contributing to the overall increase in research and development expenses during the nine months ended September 30, 2006 was $487,000 relating to the adoption of SFAS123(R) at the beginning of 2006. We anticipate 2006 research and development expenses to be in the range of $25.5 million to $26.5 million.

General and Administrative

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$14.5 million	$5.9 million	$8.6 million	146%

General and administrative expenses for the nine months ended September 30, 2006 increased by $8.6 million, or 146%, to $14.5 million from $5.9 million in the comparable period in the prior year. The increase is primarily due to a $5.9 million charge resulting from the sudden and unexpected death of our Chief Executive Officer, Samuel K. Ackerman, M.D., in June 2006. Included in the $5.9 million charge is a non-cash stock compensation charge of approximately $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement and $0.5 million for other compensation expense. A significant portion of the remaining increase occurred as a result of the increased share-based compensation expense of $1.9 million associated with the implementation of SFAS 123(R). Also contributing to the growth in general and administrative expenses between the two reporting periods is the increase in marketing and business development activities and the increased level of public company infrastructure following the merger in March 2005. We expect 2006 annual general and administrative expenses to be in the range of $17.7 million to $17.9 million.

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

Interest Income, Net

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$2.8 million	$208,000	$2.6 million	1,238%

Interest income, net increased by $2.6 million, or 1,238%, which resulted from higher average cash balances and higher interest rates over prior year levels in the comparable period. The higher cash balances resulted primarily from proceeds received through the public offering of common stock that closed in October 2005.

Other Expense, Net

YTD 2006	YTD 2005	Increase (Decrease)	Percent
$(3,000)	$(4,000)	$1,000	25%

For the nine months ended September 30, 2006, other expense, net related to the loss on foreign exchange transactions. During the nine months ended September 30, 2005, we recognized other income from a loan forgiven by Montgomery County, Maryland related to achieving certain hiring goals which was offset by losses incurred on the disposal of fixed assets.

Share-Based Compensation

Consistent with SFAS No. 123(R), we recorded $8.5 million of share-based compensation expense for the nine months ended September 30, 2006. Of the $8.5 million share-based compensation charge, $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death pursuant to the terms of his option grants and employment agreement. These amounts are allocated among research and development expenses and general and administrative expenses based on the function of the applicable employee. This charge had no impact on our reported cash flows.

As of September 30, 2006, there was $9.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. See Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation, to the unaudited notes to consolidated financial statements and “Critical Accounting Policies – Share-Based Compensation” for more information about the adoption of SFAS No. 123(R).

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since our inception, we have financed our operation through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short-term debt and capital lease financing.

At September 30, 2006, we had combined cash, cash equivalents and marketable securities of $66.0 million and working capital of $62.4 million in comparison with cash and cash equivalents of $87.1 million and working capital of $82.8 million on December 31, 2005.

We expect to incur substantial additional research and development expenses that will increase from historical levels as we move our lead compound, bevirimat, through clinical trials, and increase our development efforts for our second generation maturation inhibitor program and our fusion inhibitor program. Based on our current plans and forecasts, we expect a decline in cash, cash equivalents and marketable securities during fiscal year 2006 in the range of $29 million to $30 million and expect cash, cash equivalents and marketable securities at the end of fiscal year 2006 to be in the range of $57 million to $58 million. Based on our current plans and forecasts, we believe that we have adequate resources to fund our operations into 2008.

Our cash activity during the first nine months of 2006 and 2005 was comprised of the following (in millions):

	Nine Months Ended September 30,
	2006	2005
Net proceeds from equity transactions	$0.4	$23.4
Net cash used in operating activities	(22.3)	(14.6)
Cash used in fixed asset acquisition	(0.5)	(0.1)
Net cash acquired through merger	—	0.1
(Purchase) and redemption or sale of available-for-sale marketable securities, net	(33.0)	—
Proceeds from borrowing on notes payable	—	0.1
Repayment of notes payable and other debt	(0.2)	(0.9)
Transfers from restricted cash	—	0.2

(Decrease) Increase in cash position	$(55.6)	$8.2

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates, and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, additional sales of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement was declared effective by the SEC in May 2006, and it will allow us, from time to time, to offer and sell up to $113 million in equity securities. There is no guarantee that we will be able to obtain sufficient funding, secure additional grants, or enter into commercial partnerships. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the United States or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at September 30, 2006 (in thousands):

	Total	Less Than 1 Year	Years 1 - 3	Years 4 - 5	Years >5
Operating leases	$5,527	$1,397	$2,822	$1,209	$99
Other purchase obligations	7,628	5,492	2,136	—	—

Total	$13,155	$6,889	$4,958	$1,209	$99

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease, respectively, of approximately $62,000 in the fair market value of our total portfolio, at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Acting Principal Accounting Officer, and our Acting Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Acting Principal Accounting Officer, and our Acting Chief Executive Officer and Chief Financial Officer reached the conclusion that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control.

During the fiscal quarter ended September 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Relating to Our Company

We have historically incurred operating losses and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of September 30, 2006, we had an accumulated deficit of approximately $113.9 million. Net losses for the nine months ended September 30, 2006 were $29.4 million. Our fiscal year 2005, 2004 and 2003 net losses were $59.1 million, $12.0 million, and $4.5 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat (PA-457). The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the late-stage Phase 2 trial currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the United States and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund a portion of the late-stage clinical development of the drug. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for new activities. However, at this time, we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners. We expect to continue to incur operating losses for the foreseeable future.

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

The success of our business will depend on our successful development and commercialization of our products. Successful commercialization of our products under development depends, in significant part, on our ability to:

•	complete their development in a timely fashion;

•	demonstrate their safety and efficacy in clinical trials;

•	obtain and maintain patents or other proprietary protections;

•	obtain required regulatory approvals;

•	implement efficient, commercial-scale manufacturing processes;

•	obtain approval for reimbursement under health care systems; and

•	establish and maintain effective development, sales, marketing, and distribution operations and collaborations.

Bevirimat is our only product currently in active clinical trials. Bevirimat has not been approved by the United States Food and Drug Administration, or the FDA, for marketing in the United States or by regulatory authorities in other countries. The process of obtaining regulatory approvals is generally lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-United States regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the nine months ended September 30, 2006, we spent approximately $18.0 million on research and development. During fiscal years 2005, 2004 and 2003, we spent approximately $19.8 million, $11.1 million, and $4.5 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may delay our development programs or suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, failure to demonstrate clinical efficacy and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the INACTINE ™ Pathogen Reduction System, in Phase 3 clinical trials due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable time frame.

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in 2005 we announced a delay in the initiation of our Phase 2b clinical trial for bevirimat from the fourth quarter of 2005, as previously planned, until the first half of 2006. This delay resulted from an FDA request that bevirimat should be evaluated in two drug interaction studies prior to initiation of a Phase 2b clinical trial, to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are both approved drugs for treatment of HIV patients manufactured by Abbott and Bristol-Myers Squibb, respectively. The FDA recommendation was based on a recent FDA consensus related to drugs that are metabolized by a process known as glucuronidation, like bevirimat. We have completed the two drug interaction studies recommended by the FDA, and we initiated the Phase 2b clinical trial of bevirimat in June 2006.

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

Bevirimat is our only product currently in active clinical development. As a result, any investment in us is highly dependent on our efforts to develop and commercialize bevirimat. Bevirimat is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. In our Phase 2b clinical trial, we are studying bevirimat at doses higher than those we have previously studied in clinical trials. In addition, in our Phase 2b clinical trial we are providing bevirimat to HIV patients in a tablet dosage form whereas previous clinical studies in HIV patients were based on an orally administered liquid solution of bevirimat. We have performed pre-clinical single and multiple dose toxicity studies in animals. In these studies, we have not observed serious and frequent side effects that would prevent our planned testing of bevirimat. Adverse events were observed in marmosets, a species of monkey, and in rats at doses significantly higher than those planned for the Phase 2b clinical trial. The absence of particular side effects in animal studies does not mean that these side effects will not be observed in humans. The results from pre-clinical studies and early clinical trials conducted by us do not ensure that results obtained in later-stage clinical trials of bevirimat will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

We initiated a Phase 2b trial of bevirimat at multiple clinical sites in the United States during the second quarter of 2006, based on a design agreed on with the FDA. Completion of clinical trials may be delayed by slow initiation of clinical sites, slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse or unanticipated circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

Positive results from pre-clinical and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of bevirimat have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of bevirimat. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If bevirimat or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or could be required to abandon, development of, that product candidate. If we delay or abandon our development efforts related to bevirimat, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

Our success depends on the continued services and on the performance of our senior management and scientific staff.

The sudden and unexpected death of Dr. Samuel K. Ackerman, our former President and Chief Executive Officer, on June 14, 2006, has caused some disruptions in our ordinary business activities and has resulted in our making certain organizational adjustments. For example, Dr. Peyton J. Marshall, our Chief Financial Officer, is currently also serving as our Acting Chief Executive Officer. In order to achieve our business objectives, we must identify, attract, retain and motivate personnel with experience in specific areas applicable to our technologies and product candidates. We are currently seeking a permanent Chief Executive Officer; however, this process may take a number of months to complete and it may not achieve all of our objectives. The Chief Executive Officer search process may divert our senior management’s time and resources from ordinary business activities. In addition, organizational changes may result in turnover of senior management and scientific staff. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these personnel goals, including the hiring of a permanent Chief Executive Officer or to retain other key members of senior management, could seriously limit our ability to conduct our operations and achieve our business and financial objectives.

ITEM 6. EXHIBITS

Exhibits

10.1	Amended and Restated Director Compensation Policy, dated July 27, 2006. Filed herewith.

10.2	Offer letter of employment for Robert B. Pelletier, Vice President Finance, dated August 16, 2006. Filed herewith

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer under Section 302. Filed herewith.

31.2	Certification of Acting Principal Accounting Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Acting Chief Executive Officer and Chief Financial Officer, and Acting Principal Accounting Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2006	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Acting Chief Executive Officer and
Chief Financial Officer

Date: November 9, 2006	/s/ Robert B. Pelletier
Robert B. Pelletier
Acting Principal Accounting Officer

EXHIBIT INDEX

Exhibits
10.1	Amended and Restated Director Compensation Policy, dated July 27, 2006. Filed herewith.

10.2	Offer letter of employment for Robert B. Pelletier, Vice President Finance, dated August 16, 2006. Filed herewith

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer under Section 302. Filed herewith.

31.2	Certification of Acting Principal Accounting Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Acting Chief Executive Officer and Chief Financial Officer, and Acting Principal Accounting Officer. Filed herewith.