Form 10-K
period 2006-12-31
PANACOS PHARMACEUTICALS, INC.
filed 2007-03-13
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-24241

PANACOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Coolidge Ave., Watertown, MA	02472
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 926-1551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing price of the registrant’s common stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $277,986,000.

52,877,594

(Number of shares of common stock outstanding as of March 1, 2007)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K. Portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our Company management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;

•	anticipated agreements with marketing partners;

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results, including bevirimat formulation development;

•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

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

Our lead product candidate, bevirimat, formerly known as PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

In 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with bevirimat compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

In June 2006, we initiated a Phase 2b trial of bevirimat at multiple clinical sites in the United States, or U.S. In this trial, bevirimat is administered to HIV-infected patients in combination with approved HIV drugs. We are enrolling patients failing current therapy in this trial, who receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. The primary objective of this trial is to determine an appropriate dose or doses of bevirimat for pivotal clinical trials. The primary efficacy endpoint of the study is viral load reduction after two weeks of bevirimat dosing on top of patients’ failing background drug regimens, referred to as a period of functional monotherapy. Additional planned endpoints of this trial include safety after two weeks and twelve weeks, as well as viral load reduction after twelve weeks of dosing.

In December 2006, we announced preliminary results from the first cohort of the Phase 2b trial of bevirimat, which studied a 400mg bevirimat dose comprising eight 50mg tablets, a formulation that we had developed specifically for this study. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies. In the first cohort, however, the bevirimat levels in the blood or plasma concentrations were lower than we expected based on a previous study of the oral bioavailability of the 50mg tablets, suggesting that the tablet formulation used in this cohort did not deliver the drug as expected. We believe that these results support going to higher doses with alternative formulations with the aim of generating greater responses.

We have agreed to a revised trial design with the U.S. Food and Drug Administration, or FDA, which will enable us to continue bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The next cohorts in Phase 2b will test the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in the Phase 2a trial. Phase 2b dose escalation with the liquid will involve 14-day functional monotherapy similar to the first Phase 2b cohort, except that patients will not continue on to extended dosing. After escalating to the most effective doses of bevirimat, we plan to dose one or more cohorts for a three-month period, using an optimized formulation suitable for pivotal clinical trials.

Prior to the initiation of the Phase 2b trial, we completed two drug interaction studies, chronic toxicology studies and a clinical bioavailability study of a tablet form of the drug. To date, we have dosed over 100 patients and subjects at the highest oral solution dose of bevirimat, or 200 mg, used in the Phase 2a trial and have seen a good safety and tolerability profile for bevirimat with no indication of a relationship between adverse events and drug levels. The FDA has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a new drug when the FDA determines that the specific indication for which the drug is being studied is serious or life-threatening and that the drug demonstrates the potential to address unmet medical needs for that indication.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We have filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-1050040, and have initiated Phase 1 clinical trials. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

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

Approximately 40 million people worldwide are living with HIV. In North America and Western Europe, HIV infects approximately 1.9 million people. Approximately 475,000 patients are currently being treated for HIV with antiretroviral drug therapy in the U.S.

At present, all approved oral HIV drugs inhibit either the HIV reverse transcriptase enzyme or the HIV protease enzyme, each of which is required for HIV to replicate once it has entered the cell. There are currently three approved classes of oral HIV drugs: Nucleoside (or Nucleotide) Reverse Transcriptase Inhibitors, or NRTIs, Non-Nucleoside Reverse Transcriptase Inhibitors, or NNRTIs, and Protease Inhibitors, or PIs. Up to approximately 85% of treated patients harbor drug-resistant HIV strains, as do up to approximately 25% of newly diagnosed patients, making drug resistance a major problem in the treatment of HIV. Due to drug resistance, patient treatment regimens often include the use of two, three or more drugs in combination and require frequent readjustment. Many HIV drug treatment regimens include multiple drugs from the same class with several combinations of drugs co-formulated in fixed dosage form. Worldwide 2005 sales for the eight approved NRTIs, plus four approved NRTI co-formulations, totaled approximately $4.3 billion. Worldwide 2005 sales for the three approved NNRTIs and the nine approved PIs totaled approximately $1.0 billion and $2.2 billion, respectively.

Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our primary aim is to develop small-molecule oral drugs that treat HIV by addressing these novel targets.

Our HIV Programs

Bevirimat

Bevirimat is a once-daily oral small-molecule HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Maturation inhibition occurs at the end of the virus life cycle as newly formed HIV matures into infectious virus particles. Bevirimat blocks a key step in the processing of a viral core protein called capsid, so that following bevirimat treatment, virus particles released from cells are immature and non-infectious. Preclinical studies have shown that bevirimat retains full activity against virus strains resistant to currently approved drugs, is effective in an animal model of HIV infection and should be suitable for use in combination therapy with other drugs. Based on currently available clinical data, we believe that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

Phase 2a Bevirimat Clinical Trials

In 2005, we announced the completion and results of a Phase 2a clinical trial of bevirimat. The trial met its primary endpoint by demonstrating a statistically significant reduction in the viral load compared to placebo (p<0.0001 at the highest oral solution dose of 200mg once daily). The median reduction in viral load at this dose was 1.050 log10, or a 91% decrease.

In the randomized, double-blind, placebo-controlled Phase 2a trial, performed at leading academic centers in the U.S., bevirimat at one of four doses (25mg, 50mg, 100mg or 200mg) or placebo (six to eight patients per group) was administered orally in a liquid formulation once daily for ten days to HIV-infected patients who were not on other antiretroviral therapy during the trial and for at least the previous 12 weeks. The primary endpoint was viral load reduction on Day 11. Secondary endpoints included safety, tolerability and pharmacokinetics.

At the 50mg, 100mg and 200mg oral solution doses, bevirimat treatment for ten days resulted in statistically significant reductions in viral load compared to placebo, with decreases of up to 1.78 log10, or 98%, in individual patients. The reductions in viral load and associated statistics are given in the following table:

Day 11 Median Viral Load Reductions in Phase 2a Study of Bevirimat

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

Reduction in viral load compared to placebo was seen in patients previously treated for HIV infection, as well as in previously untreated patients. Read together, these data indicate that bevirimat has potent antiviral activity. Based on the observed relationship between administered dose and the extent of resulting antiviral activity, we believe that higher doses or longer dosing may further increase the efficacy of bevirimat treatment.

Genetic analysis of HIV by population sequencing in all patients pre- and post-treatment showed no evidence of the development of resistance to bevirimat, the same result as seen previously in a single dose Phase 1/2 study with bevirimat. All doses were observed to be well tolerated with no major (Grade 3 or 4) laboratory abnormalities. All adverse experiences were mild or moderate and no dose-limiting toxicity was identified. One moderate adverse event was classified as possibly related to drug and was categorized as serious based on the subject’s hospitalization for diagnostic tests. It involved a patient with a 5-year history of hypertension and recent poor medication compliance who exhibited transient findings of a probable lacunar cerebrovascular accident, a type of stroke which is a known complication of hypertension.

Phase 2b Bevirimat Clinical Trials

In June 2006, we initiated a Phase 2b trial of bevirimat at multiple clinical sites in the U.S. We are enrolling patients failing current therapy in this trial, who receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. Because we plan to dose patients with higher bevirimat drug levels than those achieved in our previous clinical studies, we have designed the Phase 2b trial as a dose escalation study in which a specific cohort of patients receive one dose level of bevirimat or placebo for two weeks on top of their failing drug regimen, a period of functional monotherapy. If bevirimat is observed to be safe and well tolerated during functional monotherapy at an initial dose level, the study may proceed to a subsequent cohort of patients dosed at higher bevirimat levels or placebo.

For cohorts in the study dosed with a formulation suitable for extended dosing, following the period of functional monotherapy, patients have their background drug regimens optimized on an individual basis by their physician taking into account individual drug resistance profile and treatment history. Patients treated with bevirimat who have greater than a 1log10 reduction in viral load from baseline during functional monotherapy, as well as those on placebo, may continue on bevirimat or placebo, respectively, on top of their optimized background regimen for a further 10 weeks of treatment. After a total of 12 weeks of treatment, patients on bevirimat who maintain a 1log10 reduction in viral load from baseline are eligible for continued dosing with bevirimat under a rollover protocol. The primary objective of this trial is to determine an appropriate dose of bevirimat for pivotal clinical trials. The primary efficacy endpoint of the study is viral load reduction after two weeks of functional monotherapy. Additional endpoints of this trial include safety after 2 weeks and, for cohorts with extended dosing, safety and viral-load reduction after 12 weeks of dosing.

In December 2006, we announced preliminary results from the first cohort of the Phase 2b trial of bevirimat, which studied a 400mg bevirimat dose comprising eight 50mg tablets, a formulation that we had developed specifically for this trial. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies. In the first cohort, however, the bevirimat levels in the blood or plasma concentrations were lower than we had expected based on a previous study of the oral bioavailability of the 50mg tablets, suggesting that the tablet formulation used in this cohort did not deliver the drug as expected.

We chose the initial Phase 2b dose of 400 mg of bevirimat tablets based on an earlier clinical bioavailability study that had predicted that the plasma concentrations would be comparable to the highest (200 mg) dose of the oral solution used in the Phase 2a trial. Instead, both the plasma concentrations and the antiviral response observed in the 400 mg tablet cohort were similar to the 100 mg Phase 2a oral solution dose. Overall, we believe the data from the first cohort are consistent with the relationship between plasma concentrations of bevirimat and antiviral response that we saw in prior trials. There was no evidence of bevirimat resistance development by population sequencing of patient viruses following functional monotherapy, similar to the lack of resistance development seen in the Phase 2a study. During the initial 15 day dosing period for the first cohort and during subsequent ten-week bevirimat dosing of four patients from the first cohort, there were no reports of drug-related serious adverse events or withdrawals due to adverse events. These data continue to confirm the good safety and tolerability profile of bevirimat found in previous studies. We believe these results support going to higher doses with alternative formulations with the aim of generating greater responses.

Based on the results obtained from the first cohort, we have agreed to a revised trial design with the FDA which will enable us to continue bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late-stage development and commercialization. The next cohorts in Phase 2b will test the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in the Phase 2a trial. Phase 2b dose escalation with the liquid will involve 14-day functional monotherapy similar to the first Phase 2b cohort, except that patients will not continue on to extended dosing. Dosing of the next cohort will be initiated at 250 mg of the oral solution once daily, a higher dose than previously studied in multiple dose trials. Subsequent cohorts will escalate in dose by 50 mg per cohort following review of the safety and antiviral response from each preceding cohort by the Company and the FDA.

After escalating to the most effective doses of bevirimat, we plan to dose one or more cohorts for a three month period using an optimized formulation suitable for pivotal clinical trials. We are working on new tablet formulations for late-stage development and commercialization. Based on our formulation development work and our dose escalation plan, we believe we will be able to initiate pivotal trials of bevirimat in 2008.

Other Bevirimat Clinical Trials

We also evaluated bevirimat in two drug interaction clinical studies in order to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are commonly prescribed for the treatment of HIV patients. Consistent with ongoing FDA guideline development related to drugs that, like bevirimat, are metabolized by an enzymatic process, called glucuronidation, the FDA recommended that we complete these studies prior to initiation of the Phase 2b trial. We completed these two studies in 2006. Analysis of the results of the atazanavir interaction study indicates that bevirimat has no detectable effect on atazanavir-induced hyperbilirubinemia, a condition known to arise from atazanavir administration that can result in jaundice. The study results also indicated that neither bevirimat nor atazanavir affected levels of the other drug in the blood. Analysis of the results of the ritonavir interaction study indicated that the 100 mg twice daily dose of ritonavir most commonly used in clinical practice to boost levels of most co-administered protease inhibitors reduced plasma exposures of bevirimat by approximately 17%, while a less commonly used ritonavir dose (200 mg twice daily) used primarily to boost levels of co-administered tipranavir reduced bevirimat plasma levels by approximately 31%. Based on this study, we do not believe that the effect of ritonavir on bevirimat plasma levels is likely to be clinically significant, and, with the agreement of the FDA, have not adjusted bevirimat dosing in the Phase 2b study when used in combination with ritonavir.

A previous Phase 1/2 clinical trial indicated that a single oral dose of bevirimat has antiviral activity in HIV-infected patients, including individuals infected with drug-resistant strains. In this study, bevirimat at one of three doses (75mg, 150mg or 250mg; six patients per group) or placebo (six patients) was administered in a single oral solution dose to HIV-infected patients who were not on other antiretroviral therapy during the study and for at least the previous four weeks.

At the 150mg and 250mg doses, a single oral solution dose of bevirimat resulted in statistically significant reductions in viral load compared to placebo at multiple time points following dosing. A decrease in viral load greater than 0.3 log10 was seen in eight of twelve patients receiving these doses and a decrease of greater than 0.5 log10 was seen in five of these patients, of which three patients saw a decrease of approximately 0.7 log10.

Single dose and multiple dose Phase 1 studies of bevirimat were also performed in uninfected volunteers. In these studies, bevirimat was well tolerated, with good oral bioavailability and favorable pharmacokinetics, including a long half life (approximately 60 hours), which supports a once-daily dosing regimen.

To date, we have dosed over 100 patients and subjects at the highest (200 mg) oral solution dose of bevirimat used in the Phase 2a study and have seen a good safety and tolerability profile for bevirimat with no indication of a relationship between adverse events and drug levels.

Bevirimat Preclinical Studies

We have completed preclinical studies that indicate that bevirimat is non-teratogenic, meaning that it did not cause fetal malformations in the animal models used in the study. We have also completed chronic toxicology studies of bevirimat in which bevirimat was given daily for six months to rats and daily for nine months to marmosets. Based on discussions with the FDA, we believe that we have completed all animal chronic dosing toxicology studies required prior to submission of a New Drug Application, or NDA, to the FDA. We expect to complete all of the required reproductive toxicology studies by the end of 2007. We plan to initiate the required carcinogenicity studies prior to submission of our NDA, consistent with the guidance we have received from the FDA.

Bevirimat Regulatory Plans

Based on previous preclinical and clinical studies of bevirimat, the FDA concurred with the study of doses higher than 200mg of the oral solution (or equivalent doses of other formulations) in the Phase 2b trial using a dose escalation methodology in treatment-experienced patients who are failing current therapy, without need for additional animal toxicology studies. The FDA has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a new drug when the FDA determines that the specific indication for which the drug is being studied is serious or life-threatening and that the drug demonstrates the potential to address unmet medical needs for that indication. Developers of Fast Tracked products have greater access to FDA resources as well as eligibility for submission of a rolling NDA. In addition, Fast Track designation may make the NDA eligible for priority FDA review and/or accelerated approval.

Our Commercial Strategy

We plan to conduct Phase 3 clinical trials for bevirimat in both treatment-experienced and previously untreated HIV-infected patients. We plan to file initially for accelerated regulatory approval of bevirimat for therapy of treatment-experienced patients based on 24-week clinical trial data, followed by therapy of previously untreated patients based on 48-week or longer period data. Although we believe that we could successfully develop and market bevirimat without a strategic corporate collaboration, we are also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Our Other Research and Development Programs

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. Second-generation maturation inhibitors are structural analogs of bevirimat while our third-generation program seeks to discover maturation inhibitors with different chemical structures. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development.

Our second generation maturation inhibitor program is designed to identify analogs of bevirimat with different pharmacological properties with the aim of developing compounds that retain activity against HIV strains resistant to bevirimat, should these resistant strains appear in the clinic in the future. In 2006, we filed an IND for a second generation maturation inhibitor, PA-1050040, and have initiated Phase 1 clinical trials. In vitro studies with PA-1050040 have shown that the compound has a lower level of binding to human serum proteins than bevirimat, which may result in greater levels of free drug in patients dosed with the compound and thus the potential ability to inhibit HIV strains that exhibit partial bevirimat resistance. PA-1050040 retains wild-type activity against one of two bevirimat-resistant HIV isolates that represents the most-frequently mutated amino acids found by in vitro experiments to date. These amino acids flank the HIV-1 capsid-SP1 cleavage site, and the results suggest PA-1050040 may bind differently than bevirimat to this region of the viral Gag protein, which is the target for maturation inhibitor activity. Our Phase 1 clinical study, currently underway, is designed to examine the safety and pharmacokinetics of PA-1050040 following single doses in humans. We plan to study additional second generation maturation inhibitors in single doses in humans in the future, then select one or more for multiple dose studies if their single dose safety and pharmacokinetics are promising.

Our third generation maturation inhibitor discovery program seeks to identify maturation inhibitors with different chemical structures from bevirimat and the second generation program. We are actively screening compounds to identify third generation maturation inhibitors using our novel, proprietary, drug screening assay.

We also have a research and development program focused on the initial step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. The only approved HIV fusion inhibitor, Fuzeon, is a protein drug which is expensive to manufacture and is administered by injection. Our scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion Our assay identifies compounds that inhibit the fusion process by flocking conformational changes, or alterations in molecular shape, in the HIV surface proteins that drive the fusion process. Using this approach, our scientists have identified several structurally distinct families of small molecules that specifically inhibit HIV-1 infection, some with very high (nanomolar) potency. Our experiments indicate that these fusion inhibitors have a unique molecular target within the viral surface proteins, distinct from that of Fuzeon. This is consistent with the finding that our compounds have activity against most Fuzeon-resistant HIV strains, a characteristic which may provide additional clinical utility. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

Intellectual Property

We actively seek to protect the proprietary technology that we consider important to our business, including compounds, formulations and their methods of use. In addition to seeking patent protection in the U.S., we and our collaborators generally file patent applications in European countries and additional foreign countries, including Australia, Canada and Japan, on a selective basis. We also rely upon trade secrets and contracts and confidentiality agreements to protect our proprietary information. We have acquired, and continue to acquire, assignments, options and licenses to patents and applications from our collaborators.

Currently, our patent estate in antiviral therapeutics includes nine issued U.S. patents and seventeen pending U.S. applications. We also maintain a separate docket of thirteen patent families claiming aspects of the INACTINE program, which had been under development by V.I. Technologies, Inc. prior to the merger. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents.

Bevirimat is protected by patents and applications relating to the new chemical entity, crystal forms, specific salt forms, pharmaceutical compositions, synthetic processes and methods of treatment. We co-own the U.S. patent claiming the chemical entity bevirimat with the University of North Carolina at Chapel Hill, or UNC. This patent expires in 2015, subject to patent term extensions and regulatory marketing exclusivities. We have an exclusive worldwide license under this patent, on terms typical of an early stage academic collaboration, from UNC for all indications. Either of us may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement. Other applications could extend bevirimat patent exclusivity beyond 2025.

We have five additional families of U.S. applications, one of which is patented, relating to structurally distinct maturation inhibitors, including PA-1005040. One issued U.S. patent claims certain molecules that are derivatives of betulin and their use for treating HIV infections. This patent expires in 2019. We have a family of applications claiming methods of inhibiting viral maturation, as well as methods and compositions useful for identifying inhibitors of viral maturation. These applications are co-owned with the U.S. Public Health Service, or PHS. In 2006, we entered into a license agreement with PHS which grants us exclusive rights to these applications.

In the fusion inhibitor area, we have an issued U.S. patent, expiring in 2021, claiming certain methods of identifying inhibitors of viral fusion to human cells. We also have a pending application claiming a current lead series of fusion inhibitor compounds.

We also maintain a number of additional patents and applications claiming other antiviral compounds, methods and pharmaceutical compositions relating to chemical scaffolds that are not presently the subject of research and development activity.

Competition

Our drug discovery and development activities face and will continue to face intense competition from organizations, such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Our major competitors include fully integrated pharmaceutical companies that have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We face significant competition from organizations that are pursuing pharmaceuticals that are competitive with our potential products. Many of these companies and institutions have substantially greater financial resources and greater experience in discovering and developing drugs than we do. As a result, our competitors may succeed in obtaining patent protection, completing development programs, obtaining regulatory approval or commercializing products before we do.

Bevirimat, other maturation inhibitors we may develop and any fusion inhibitors we may develop will compete with numerous existing therapies for HIV. These include:

•	oral NRTIs sold by Gilead, GlaxoSmithKline, Bristol-Myers Squibb and Roche,

•	oral NNRTIs sold by Pfizer, Bristol-Myers Squibb and Boehringer Ingelheim,

•	oral PIs sold by Abbott, Bristol-Myers Squibb, Pfizer, Merck, GlaxoSmithKline, Johnson & Johnson, Roche and Boehringer Ingelheim and

•	an injectable fusion inhibitor sold by Roche and Trimeris.

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

Our product candidates will face competition from approved products, as well as products under development, based on a number of factors including efficacy, safety, dosing convenience, price, patient compliance, patent protection, reimbursement and marketing. Some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs, sometimes in convenient fixed dosed combinations, or developing combination therapies that may enhance their market position.

Collaborations

As noted above, we co-own the U.S. patent protecting the chemical entity bevirimat with UNC. This patent expires in 2015. In 2003, we entered into an exclusive worldwide license with UNC for all indications under this patent, in consideration for which we issued approximately 54,000 shares of common stock to UNC and have obligations to pay UNC up to a total of $290,000 per licensed product on the achievement of specified milestones. We also have royalty and sublicense payment obligations to UNC on terms typical of an early stage academic collaboration. Either of us may terminate the license upon customary terms contained in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

Manufacturing

We have no commercial–scale manufacturing facilities for our antiviral products. For bevirimat, and for any other antiviral products we may develop, we plan to establish relationships with third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products and are unable to develop manufacturing capabilities internally, our ability to conduct large-scale clinical trials and to meet customer demand for commercial products would be adversely affected. We have arranged for the manufacture of all bevirimat bulk drug substance used to date in clinical and animal toxicology studies through a single contract manufacturing and development company, Boehringer Ingelheim Chemicals, Inc. We have been developing all of our liquid and tablet formulations of bevirimat for clinical and commercial use through third-party contract manufacturers.

Government Regulation

Our ongoing research and development activities and any manufacturing and marketing of our potential small-molecule products to treat viral diseases are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. Before marketing in the U.S., any drug we develop must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process conducted by the FDA under the U.S. Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of these products. None of our drug candidates has, to date, been submitted for approval for sale in the U.S. or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to the FDA an IND for which the FDA does not require additional information. The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA, which must be filed, and approved by the FDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an independent ethics committee or institutional review board, or IRB, of participating clinical sites before it can begin.

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

Phase 3 trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety and providing an adequate basis for physician labeling. More than one formulation of the drug may be used during the course of clinical studies with Phase 1 clinical bioavailability studies being required for the introduction of a new formulation into the clinical trial program. We cannot guarantee that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Additional testing (Phase 4) may be conducted after FDA approval for marketing is granted and would be designed to evaluate alternative utilizations of drug products prior to their being marketed for such additional utilizations, as well as to test for complications resulting from long-term exposure not revealed in earlier clinical testing.

Clinical trials must meet requirements for IRB oversight, informed consent and good clinical practices. Clinical trials must be conducted under FDA oversight. Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product, manufacturer or facility, including costly recalls or withdrawal of the product from the market.

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

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s IRB;

•	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the drug candidate for use in trials;

•	adverse medical events or side effects in treated patients; and

•	lack of bioavailability of the formulation being tested or lack of effectiveness of the drug candidate being tested.

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

The FDA’s Fast Track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a Fast Track product before the entire application is complete, thus potentially beginning the review process at an earlier time. The FDA has granted Fast Track designation to bevirimat. We may seek to have some of our current or future drug candidates designated as Fast Track products, with the goal of reducing the development and review time.

We cannot guarantee that the FDA will grant any of our future requests for Fast Track designation, that any Fast Track designation would affect the time of review or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not Fast Track designation is granted. Additionally, FDA approval of a Fast Track product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of Fast Track products can be conditioned on additional clinical trials after approval.

FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA’s stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of bevirimat, and may do so with regard to some of our other current or future drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the actual time of review or that the FDA will ultimately approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

We and our contract manufacturers are also required to comply with applicable FDA cGMP regulations. cGMP include requirements relating to quality control and quality assurance as well as to corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the applicable regulatory authorities. These facilities, whether our own or our contract manufacturers, must be approved before FDA will approve an NDA for a product that will be manufactured at a particular facility. We or our contract manufacturers may not be able to comply with applicable cGMP regulations and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable cGMP regulations will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting in order to ensure full compliance.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun out as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE™ system.

We were incorporated under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. We have research and development facilities in Gaithersburg, Maryland.

Employees

As of December 31, 2006, we had 43 full-time employees, 11 of whom hold Ph.D., Pharm.D. or M.D. degrees. As of that date, 26 full-time employees were engaged in research and development and 17 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Research and Development

Since inception, we have incurred significant research and development expenses. Research and development expenses for fiscal years 2006, 2005 and 2004 were approximately $24.5 million, $19.8 million and $11.1 million, respectively.

Available Information

Our website address is www.panacos.com. The contents of our website are not part of this annual report. We make available on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, any current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. In addition, we provide paper copies of our filings free of charge upon request.

Item 1A.    RISK FACTORS

Risks Relating to Our Company

We have historically incurred operating losses, and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of December 31, 2006, we had an accumulated deficit of approximately $122.6 million. Net losses for the fiscal year ended December 31, 2006 were $38.1 million. Our fiscal year 2005 and 2004 net losses were $59.1 million and $12.0 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the late-stage Phase 2 trial currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the late-stage clinical development of bevirimat. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaborations with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

We will need additional capital in the future, but our access to such capital is uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $60.8 million. During the fourth quarter of 2005, we closed a follow-on public offering, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of our common stock. At our current level of expenditure, we believe that our cash resources are adequate to meet our requirements through 2008. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our research and development programs;

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

We intend to actively seek new financing from time to time to provide financial support for our activities. We have an effective shelf registration statement on file with the SEC pursuant to which we may sell up to $113 million of our common stock and warrants at our discretion, subject to certain limits under federal securities laws and the rules of the NASDAQ Global Market. If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

Our success will depend on the products which we are and will be developing, but may be unable to commercialize due to numerous factors, including clinical trial outcomes and regulatory requirements imposed on both us and our collaborators and customers.

The success of our business will depend on our successful development and commercialization of our products. Successful commercialization of our products under development depends, in significant part, on our ability to:

•	complete their development in a timely fashion;

•	demonstrate their safety and efficacy in clinical trials;

•	obtain and maintain patents or other proprietary protections;

•	obtain and maintain required regulatory approvals;

•	implement efficient, commercial-scale manufacturing processes;

•	obtain approval for reimbursement under health care systems; and

•	establish and maintain effective development, sales, marketing, and distribution operations and collaborations.

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the fiscal year ended December 31, 2006, we spent approximately $24.5 million on research and development. During fiscal years 2005 and 2004, we spent approximately $19.8 million and $11.1 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may delay our development programs or suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, failure to demonstrate clinical efficacy and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the INACTINE ™ Pathogen Reduction System, which had been in Phase 3 clinical trials, due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable time frame.

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in December 2006, we announced results of the first cohort of our Phase 2b study which showed bevirimat plasma concentrations lower than we anticipated, suggesting that the tablet formulation used for the study did not provide the expected drug exposures. We believe that additional development work required as a result of this formulation issue may cause a delay of between three and twelve months in the initiation of bevirimat pivotal trials, although the delay could be longer than twelve months and the formulation issues may not be resolvable by us at all. We have agreed to a revised trial design with the FDA, which will enable us to continue bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late-stage development and commercialization.

Even if our products receive approval for commercial sale, their manufacture, storage, marketing and distribution are and will be subject to extensive and continuing regulation in the U.S. by the federal government, especially the FDA, and state and local governments. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would materially harm our business. Later discovery of problems with our products may result in additional restrictions on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expenses. Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of our products or result in significantly increased compliance costs.

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

Bevirimat is our only product that has completed proof-of-concept Phase 2a clinical trials. As a result, any investment in us depends heavily on our efforts to develop and commercialize bevirimat. Bevirimat is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. In our Phase 2b clinical trial, we are studying bevirimat at doses higher than those we have previously studied in clinical trials. We have performed pre-clinical single and multiple dose toxicity studies in animals. In these studies, we have not observed side effects that would prevent our planned testing of bevirimat. Adverse events were observed in marmosets, a species of monkey, and in rats at doses significantly higher than those planned for the Phase 2b clinical trial. The absence of particular side effects in animal studies does not mean that these side effects will not be observed in humans. The results from pre-clinical studies and early clinical trials do not ensure that results obtained in later-stage clinical trials of bevirimat will be satisfactory to the FDA or foreign regulatory authorities. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

We initiated a Phase 2b trial of bevirimat at multiple clinical sites in the U.S. during the second quarter of 2006, based on a design agreed on with the FDA. Completion of clinical trials may be delayed by slow initiation of clinical sites, slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse or unanticipated circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

In our Phase 2b clinical trial, we have provided, and may continue to provide, bevirimat to HIV patients in a tablet or other dosage form that we have not previously used in clinical trials. Previous clinical studies in HIV patients used an orally administered liquid solution formulation of bevirimat. In the results of the first cohort of the Phase 2b study announced in December 2006, bevirimat plasma concentrations were lower than we anticipated, suggesting that the tablet formulation used for that study did not deliver the drug as expected. Development of an acceptable dosage form that adequately delivers bevirimat to patients on extended dosing may cause delays or may not be possible. Failure to develop a solid dosage form may limit the market for bevirimat.

Positive results from pre-clinical and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Initial clinical trials of bevirimat have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of bevirimat. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If bevirimat or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or could be required to abandon development of that product candidate. If we delay or abandon our development efforts related to bevirimat, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

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

For example, in order to effectively market our products outside the U.S., we may need to secure foreign marketing partners who have a strong presence in such foreign markets. Securing new corporate collaborators is a time-consuming process, and we cannot guarantee that the negotiations with new collaborators will yield positive results. Even if we find additional corporate collaborators to assist in the commercialization of existing or new product candidates, the terms of the arrangements may not be favorable or acceptable to us.

If we do not successfully distinguish and commercialize our product candidates, we may be unable to compete successfully or to generate revenue sufficient to sustain our operations.

The biotechnology industry, including the fields of therapeutic products to treat HIV and serious infections, is highly competitive and subject to significant and rapid technological change. Accordingly, our success will depend, in part, on our ability to respond quickly to such change through the development and introduction of new products.

Many of our competitors or potential competitors have substantially greater financial and other resources than we have, greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures, as well as in marketing their products. Major competitors in the market for HIV drugs include large, publicly-traded pharmaceutical companies, such as Abbott, GlaxoSmithKline, Bristol-Myers Squibb, Pfizer, Roche, Merck, Johnson & Johnson and Gilead, public biotechnology companies, such as Trimeris, Incyte, Progenics, Achillion, Avexa and Vertex, and private development stage companies, such as Pharmasset. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with substantial and possibly greater marketing, selling and manufacturing capabilities.

Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems, and competitors who compete directly with us in the biopharmaceutical industry will depend, in part, on our ability to:

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

Our ability to successfully commercialize our products depends, in part, on the extent to which appropriate levels of reimbursement for our products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations, such as managed care organizations, or MCOs. Any failure by doctors, hospitals and other users of our products or systems to obtain appropriate levels of reimbursement could adversely affect our ability to sell our potential products.

Federal legislation, enacted in December 2003, has altered the way in which physician-administered drug programs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. The legislation also added an outpatient prescription drug benefit to Medicare, which became effective in 2006. These benefits are provided through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. While the new law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit de facto price controls on prescription drugs. In addition, the law triggers, for congressional consideration, cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This legislation could adversely impact our ability to commercialize any of our products successfully.

Significant uncertainty exists about the reimbursement status of newly approved medical products and services. Reimbursement in the U.S. or foreign countries may not be available for any of our products, reimbursement granted may not be maintained, and limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, our products. We anticipate that we will need to work with a variety of organizations to lobby government agencies for improved reimbursement policies for our products. However, we cannot guarantee that such lobbying efforts will take place or that they will ultimately be successful.

Our ability to successfully integrate the operations of V.I. Technologies, Inc. and Panacos following our merger in 2005 is uncertain and may involve additional costs.

V.I. Technologies, Inc. and Panacos, each of which previously operated independently, are in the process of completing integration of their businesses following the merger that was effected in March 2005. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. Management may have its attention diverted or additional costs may be incurred while trying to integrate the two companies, or consolidate or rationalize the two facilities. Our two facilities are located in Watertown,

Massachusetts and Gaithersburg, Maryland. Such diversion of management’s attention or difficulties in the transition process could have an adverse impact on us. Most of the employees in the merged company work at either the Watertown facility or the Gaithersburg facility. The management team of the combined company has experience in attracting and retaining the technical personnel that will represent the majority of employees in the combined company. However, no assurance can be given that the combined company will succeed in its efforts to integrate the combined companies’ operations successfully without additional costs.

If we are unable to protect our intellectual property, we may not be able to operate our business profitably.

Our success will depend on our ability to develop proprietary products and technologies, to obtain and enforce patents, to protect trade secrets, and to prevent others from infringing our proprietary rights. We have patents and patent applications that claim critical technologies, including new chemical compounds. Currently, our patent estate in antiviral therapeutics includes nine issued U.S. patents and seventeen pending U.S. applications. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents. In addition, we have exclusive licenses to patents and patent applications, including certain jointly owned patents, which claim technologies and compounds critical to our present business endeavors. We also seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants and contractors. Patents, pending patent applications and licensed patents may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may result in patents not being issued or may result in the issuance of patents having narrowed claim scope in relation to the originally filed applications. In addition, certain aspects of our technology rely on patented inventions developed using university or U.S. government resources. The U.S. government or universities may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. Under the terms of a license agreement with UNC, we are an exclusive licensee of certain technologies, including patents and patent applications that relate to certain of our product candidates, including bevirimat. This license agreement imposes various development, commercialization and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to non-exclusive or terminate entirely. Currently, we are in compliance with the terms of the license agreement, and we do not have any reason to believe that the license may be converted from exclusive status to non-exclusive status or be terminated. We cannot be certain that UNC’s, or any other third party’s, confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the use of such intellectual property. In our agreements with contractors, we seek warranties that the intellectual property rights of third parties will not be infringed. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability.

One family of patent applications relating to mechanism of action, which claims methods of inhibiting viral maturation as well as methods and compositions useful for identifying inhibitors of viral maturation, is co-owned with the PHS. In 2006, we entered into a license agreement with PHS, which grants us exclusive rights to these applications. This agreement expires in 2011. At any point prior to the expiration of that agreement, we may negotiate a royalty-bearing license with PHS granting us exclusive rights to these patent applications for a longer term. Currently, we are in compliance with the terms of this agreement and we do not have any reason to believe that the license may be terminated. While one patent in this family has issued, we are not able to provide assurance that other applications in this family will issue into patents. We may not be able to reach agreement on license terms or extensions of the current agreement on an acceptable or timely basis with PHS.

We are a party to various license agreements that give us exclusive rights to use specified technologies applicable to research, development and commercialization of our product candidates, including bevirimat. The agreements pursuant to which such technology is used permit the licensors to terminate agreements in the event that certain conditions are not met. If these conditions are not met and the agreements are terminated, our product development, research and commercialization efforts may be altered or delayed.

Patents or patent applications, if issued, may be challenged, invalidated or circumvented, or may not provide protection or competitive advantages against competitors with similar technologies. Furthermore, our competitors may obtain patent protection for other technology that could limit our ability to use our technology or commercialize products that we may develop. We may or may not be granted patent term extensions and regulatory marketing exclusivities. If the period of market exclusivity is shorter than we anticipate, the results of our operations would be adversely affected.

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

Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation, opposition or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unsuccessful in defending against claims of infringement, our results of operations would be adversely affected.

Our success depends on the continued services and on the performance of our senior management and scientific staff.

The sudden and unexpected death of Dr. Samuel K. Ackerman, our former President and Chief Executive Officer, on June 14, 2006, caused some disruptions in our ordinary business activities and resulted in our making certain organizational adjustments in 2006. For example, Dr. Peyton J. Marshall, our Chief Financial Officer, also served as our Acting Chief Executive Officer until January 8, 2007 when we announced that Alan W. Dunton, M.D. had joined us as our Chief Executive Officer. In order to achieve our business objectives, we must identify, attract, retain and motivate personnel with experience in specific areas applicable to our technologies and product candidates. Organizational changes may result in turnover of senior management and scientific staff. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these personnel goals or to retain other key members of senior management could seriously limit our ability to conduct our operations and achieve our business and financial objectives.

We use and generate hazardous materials in our research activities. Defending against any claims relating to the improper handling, storage, release or disposal of these materials could be time consuming and costly.

We are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. It is possible that we will be required in the future to incur significant costs to comply with environmental and health and safety regulations. The research and development activities to be undertaken by us involve the use of hazardous materials, including chemicals that may cause cancer, volatile solvents, radioactive materials and biological materials, including materials infected with various viruses, including the Human Immunodeficiency Virus, Human T-Cell Lyphotrophic Virus, and Simian Immunodeficiency Virus. In addition, our operations produce, and will continue to produce, hazardous waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our insurance limits and our cash resources. We have general liability insurance that covers our use of hazardous materials and chemicals. We have not been notified that we have been the subject of any investigation relating to the generation of hazardous materials in the past.

We may face exposure to product liability claims.

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in the ongoing Phase 2 clinical trials relating to bevirimat as well as in other clinical trials of bevirimat, PA-1050040 and other second generation maturation inhibitors, fusion inhibitors or other products and in the testing, and future manufacturing and marketing of, our products. Although we currently maintain product liability insurance, such insurance may not be adequate, and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products, which could have a material adverse effect on our business. We currently have a policy covering $10 million of product liability for our clinical trials. At present, none of our products are being sold by us or by a collaborator. The coverage will be maintained and limits reviewed from time to time as we progress to later stages of our clinical trials, initiate trials with different products and as the length of the trials and the number of patients enrolled in the trials changes.

Risks Relating to Our Stock

Our stock price is volatile, and you may not be able to resell your shares at a profit.

We first publicly issued common stock on June 11, 1998 at $120.00 (as adjusted for our March 14, 2005 1:10 reverse stock split) per share in our initial public offering. Between March 11, 2005 and March 1, 2007 the closing sale price has ranged from a high of $10.78 per share to a low of $2.49. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of operations;

•	the announcement of new products or services by us or competitors;

•	sales of common stock by existing stockholders or the perception that these sales may occur;

•	adverse judgments or settlements obligating us to pay damages;

•	negative publicity;

•	loss of key personnel;

•	developments concerning proprietary rights, including patents and litigation matters; and

•	clinical trial or regulatory developments in both the U.S. and foreign countries.

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

As of March 1, 2007, there were approximately 497.1 million shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of NASDAQ, Delaware law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair our ability to raise capital through additional offerings.

We currently have outstanding warrants to purchase an aggregate of 1.4 million shares of our common stock. The shares issuable upon exercise of these warrants have been registered for resale, and thus could be sold at any time following their issuance. These shares represent approximately 3% of the total number of shares of our common stock that are currently outstanding.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 18% of our outstanding common stock as of March 1, 2007. Their beneficial ownership includes approximately 1.6 million shares of common stock issuable upon exercise of vested stock options that could become available for immediate resale if such options were exercised.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We currently lease two facilities. Our headquarters, located in Watertown, Massachusetts, consists of approximately 37,000 square feet and currently accommodates our general and administrative activities. This lease expires in February 2010 and contains two options to extend the lease term by five years each. Our second facility is in Gaithersburg, Maryland, consists of approximately 15,000 square feet, and is primarily designed to accommodate our research and development activities. This lease expires in December 2011 and contains one option to extend the lease term by five years. The space requirement for this facility lease was expanded by 5,000 square feet (to 15,000 square feet) in March 2006 under the same lease terms as the original lease in order to accommodate our growing research and development infrastructure.

Item 3.    LEGAL PROCEEDINGS

Former Employee Suit

On February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by a former employee of that Company’s plant in Melville, NY. V.I. Technologies divested the Melville plant to Precision Pharma Services, Inc. (“Precision”) in August 2001. Precision was also a party to the suit. The suit was a class action in which the lead plaintiff, representing the class, claimed that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleged an amount in excess of $125,000 in unpaid overtime, plus the costs of the action and reasonable attorney’s fees due from the two defendants. The Company and the lead plaintiff submitted a jointly proposed settlement with the U.S. District Court and received a final ruling in favor of the proposed settlement in June 2006. Settlement payments were made in the quarter ended June 30, 2006. The Company had previously accrued an amount related to this matter.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “PANC.” The following table sets forth the reported high and low bid prices of our common stock for each fiscal quarter during the period from January 1, 2005 through December 31, 2006, as reported by NASDAQ. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions. The data below reflects the 1:10 reverse stock split of our common stock effected on March 14, 2005.

	High	Low
Year Ended December 31, 2006
First Quarter	$9.50	$6.90
Second Quarter	7.90	4.94
Third Quarter	5.75	4.20
Fourth Quarter	7.23	3.58

Year Ended December 31, 2005
First Quarter	$15.20	$2.83
Second Quarter	6.39	2.31
Third Quarter	12.00	4.91
Fourth Quarter	11.00	6.79

The closing price of our common stock on March 1, 2007, as reported on the NASDAQ Global Market was $4.26 per share. As of March 1, 2007, there were approximately 193 holders of record of the 52,877,594 outstanding shares of our common stock.

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

We did not repurchase any of our securities in 2006.

Item 6.    SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2006. The selected financial data for each of the five years in the period ended December 31, 2006 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Ernst & Young, LLP, our former independent registered public accounting firm, through December 31, 2004 and by KPMG LLP, our current independent registered public accounting firm, for the years ended December 31, 2005 and 2006. In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc. (the “former Panacos”). For accounting purposes, the transaction was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies, Inc. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2006	2005	2004	2003	2002
Statement of Operating Data:
Research funding	$284	$1,049	$1,337	$1,078	$926
Research and development costs (1)	24,548	19,798	11,148	4,459	4,416
General and administrative expenses (2)	17,431	8,045	2,158	950	1,006
In-process research and development charge (3)	—	19,417	—	—	—
Impairment charges (4)	—	13,773	—	—	—

Total costs and expenses	41,979	61,033	13,306	5,409	5,422

Loss from operations	(41,695)	(59,984)	(11,969)	(4,331)	(4,496)

Interest income (expense), net	3,591	912	(69)	(177)	35
Other expense, net	(6)	(6)	—	—	—

Net loss	(38,110)	(59,078)	(12,038)	(4,508)	(4,461)

Accretion of preferred stock dividends	—	—	1,925	733	649

Net loss available to common stockholders	$(38,110)	$(59,078)	$(13,963)	$(5,241)	$(5,110)

Basic and diluted net loss per share	$(0.75)	$(1.72)	$(14.51)	$(13.00)	$(15.86)
Weighted average common shares used in computing basic and diluted net loss per share	50,523	34,423	962	403	322

	2006	2005	2004	2003	2002
Pro Forma: (5)
Net loss	$(38,110)	$(59,078)	$(12,038)	$(4,508)	$(4,461)

Pro forma basic and diluted net loss per share	$(0.75)	$(1.54)	$(0.63)	$(0.70)	$(0.73)
Pro forma weighted average shares used in calculation of basic and diluted net loss per share	50,523	38,448	19,004	6,408	6,103

	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,766	$87,138	$4,879	$477	$1,707
Working capital (deficit)	56,467	82,792	2,479	(3,441)	1,166
Total assets	65,653	91,571	6,331	1,217	2,434
Long-term obligations, less current portion	—	—	35	164	341
Redeemable preferred stock	—	—	29,897	9,891	9,146
Stockholders’ equity (deficit)	58,684	85,601	(26,446)	(13,040)	(7,801)

(1)	In fiscal year 2005, we recorded a $2.4 million non-cash stock compensation charge within research and development costs in connection with the departure of an executive announced in November 2005.

(2)	In fiscal 2006, we recorded a compensation charge of approximately $5.9 million, of which $5.4 million related to non-cash stock compensation resulting from the vesting acceleration of stock options, within general and administrative expenses, in connection with sudden and unexpected death of our former Chief Executive Officer, Samuel K. Ackerman, M.D.
(3)	In connection with the acquisition of V.I. Technologies, we recorded an in-process research and development charge of $19.4 million during the quarter ended March 31, 2005.
(4)	We recorded impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the year ended December 31, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consummation of the merger, respectively. The $1.7 million charge recorded during the second quarter followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $357,000 and $1.3 million on INACTINE™-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.
(5)	Pro forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product candidate, bevirimat, formerly known as PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. It is the first in a new class of drug candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any approved drugs or other drugs known by us to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease.

In 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with bevirimat compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

In June 2006, we initiated a Phase 2b trial of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat is administered to HIV-infected patients in combination with approved HIV drugs. We are enrolling patients failing current therapy in this trial, who receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. The primary objective of this trial is to determine an appropriate dose or doses of bevirimat for pivotal clinical trials. The primary efficacy endpoint of the study is viral load reduction after two weeks of bevirimat dosing on top of patients’ failing background drug regimens. Additional planned endpoints of this trial include safety after two weeks and twelve weeks, as well as viral load reduction after twelve weeks of dosing.

In December 2006, we announced preliminary results from the first cohort of the Phase 2b trial of bevirimat, which studied a 400mg bevirimat dose comprising eight 50mg tablets, a formulation that we had developed specifically for this study. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies. In the first cohort, however, the bevirimat levels in the blood or plasma concentrations were lower than we expected based on a previous study of the oral bioavailability of the 50mg tablets, suggesting that the tablet formulation used in this cohort did not deliver the drug as expected. We believe that these results support going to higher doses, with alternative formulations with the aim of generating greater responses.

We have agreed to a revised trial design with the FDA, which will enable us to continue bevirimat dose escalation in the Phase 2b trial as soon as possible while we continue to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The next cohorts in Phase 2b will test the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in the Phase 2a trial. Phase 2b dose escalation with the liquid will involve 14-day functional monotherapy similar to the first Phase 2b cohort, except that patients will not continue on to extended dosing. After escalating to the most effective doses of bevirimat, we plan to dose one or more cohorts for a three-month period, using an optimized formulation suitable for pivotal clinical trials.

Prior to the initiation of the Phase 2b trial, we completed two drug interaction studies, chronic toxicology studies and a clinical bioavailability study of a tablet form of the drug. To date, we have dosed over 100 patients and subjects at the highest oral solution dose of bevirimat, or 200 mg, used in the Phase 2a trial and have seen a good safety and tolerability profile for bevirimat with no indication of a relationship between adverse events and drug levels. The FDA has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a new drug when the FDA determines that the specific indication for which the drug is being studied is serious or life-threatening and that the drug demonstrates the potential to address unmet medical needs for that indication.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We have filed an IND for one of our second-generation maturation inhibitors, PA-1050040, and have initiated Phase 1 clinical trials. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

We believe that we could potentially develop and market bevirimat successfully without a strategic corporate collaboration. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun off as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE™ Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE™ system.

We were organized under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. Our website address is: www.panacos.com. The contents of our website are not part of this annual report.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results and the accounting policies most critical to the preparation of our consolidated financial statements include the following:

Research and Development Revenue and Cost Recognition

Revenues to date have been generated by research contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are a development-stage enterprise and no revenues to date have been derived from our principal operations.

We are reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue as the services are provided. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses can be determined.

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and consultants. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account, and offset those amounts when we subsequently incur services related to those prepayments. Contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There were no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the years presented herein.

Long-Lived Assets

Our long-lived assets, which currently consist of property and equipment, are recorded at cost and amortized over the estimated useful life of the asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from three to ten years. We amortized acquired intangible assets (workforce) using the straight-line method over the estimated economic life of four years. During the second quarter of 2005, we wrote off the remaining value of the acquired intangible asset (workforce) (see Note 6 to the consolidated financial statements). Determining the lives of our long-lived assets requires us to make significant judgments and estimates and can materially impact our results of operations.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. As discussed in Note 6 to the consolidated financial statements, we recorded impairment charges of $13.8 million during 2005. At December 31, 2006, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.1 million.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants, where appropriate, and then making and recording our best judgment of potential loss under the guidance of SFAS No. 5, Contingencies. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

Acquisition

We applied purchase accounting in our acquisition of V.I. Technologies, which occurred in March 2005. Under purchase accounting, we allocate the purchase price to assets acquired and liabilities assumed based upon our analysis and estimates of fair values. Our analysis generally includes three approaches to estimate the value of acquired assets. The cost approach measures the value of an asset by quantifying the aggregate expenditures that would be required to replace the subject asset, given its future service capability. The market approach employs a comparative analysis of actual transactions in which similar assets have been transferred or which businesses have been sold whose value is comprised largely of assets similar to the subject assets. The income approach is an estimation of the present value of the future monetary benefits expected to flow to the owner of the asset during its remaining useful life. We generally use the income approach to estimate the fair value of in-process research and development. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we periodically adjust the revenue and expense forecasts to reflect the risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the fair value assigned to the in-process research and development reflected in our consolidated financial statements is based on reasonable assumptions. However, these assumptions may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. If the in-process research and development is incomplete and has no alternative future value, we record the full value of the in-process research and development as an expense in the period of the acquisition.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statement No. 123 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases, restricted stock and other equity awards based on estimated fair values. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods prior to 2006. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $9.7 million, or $0.19 per share, substantially all of which related to share-based compensation expense from employee stock options. For further information, please see Notes 2 and 3 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense was recognized in our consolidated statement of operations, when the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and the former Panacos and related to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31,

2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), we elected to retain our method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes model, which was also previously used for our pro forma information required under SFAS No. 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex variables which we estimate. These variables include, but are not limited to, our expected stock price volatility over the estimated life of the awards, and actual and projected employee stock option exercise behaviors. Given the changes that have occurred at the Company since March 11, 2005, we used a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on our stock, to calculate the expected volatility for grants during the year ended December 31, 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and a normalized operations period. The implied volatility was calculated by analyzing the implied volatilities of the publicly traded 180 day call and put options of our common stock. We concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R). The risk-free interest rate assumption is based upon observed U.S. Treasury Bill interest rates appropriate for the expected life of our employee stock options. The expected life of employee stock options represents a calculation based upon historical exercise experience. For valuation purposes, we use the experience of all employees taken as a single group. Share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, as reduced for annualized estimated forfeitures of approximately 1%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Results of Operations

Fiscal Year 2006 as Compared to Fiscal Year 2005

Net revenues-Research Funding

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$284,000	$1.0 million	$(765,000)	(73)%

Revenues decreased by 73% to $284,000 in 2006 from $1.0 million in 2005. The decrease was primarily due to lower NIH grant funding and the completion of work under several NIH grant funded projects during 2006. Revenues for both years consisted entirely of grant revenue and subcontractor fees. We expect revenues for fiscal year 2007 to decline and be in the range of $130,000 to $150,000.

Research and Development

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$24.5 million	$19.8 million	$4.7 million	24%

Total research and development spending increased by $4.7 million, or 24%, to $24.5 million in 2006 from $19.8 million in 2005. The increase in 2006 compared to 2005 is primarily due to increased spending on the bevirimat development program, which entered Phase 2b clinical studies during the second quarter of 2006, and to our pipeline second generation maturation inhibitor and fusion programs. Non-cash stock compensation expense relating to the adoption of SFAS123(R) in 2006 accounted for $732,000 of research and development expense in 2006. This compares to $3.2 million in non-cash stock compensation charges recorded in 2005, of which $2.4 million resulted from the departure of an executive during the fourth quarter of 2005. We expect fiscal year 2007 research and development expenses to be in the range of $28.0 million to $30.0 million. The increase in research and development expenses in 2007 reflects higher expected spending related to bevirimat clinical trials and tablet formulation activities.

General and Administrative

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$17.4 million	$8.0 million	$9.4 million	117%

General and administrative expenses increased by $9.4 million, or 117%, to $17.4 million during 2006 from $8.0 million for 2005. The most important factor contributing to this increase was a $5.9 million charge resulting from the sudden and unexpected death of our Chief Executive Officer, Samuel K. Ackerman, M.D., in June 2006. Included in the $5.9 million charge is a non-cash stock compensation charge of approximately $5.4 million related to the accelerated vesting of Dr. Ackerman’s options upon his death, pursuant to the terms of his option grants and employment agreement and $450,000 for other compensation expenses. A significant portion of the remaining amount of the increase in general and administrative expenses is attributed to share-based compensation expenses of $3.5 million relating to the adoption of SFAS123(R) in 2006. This compares to stock compensation charges of $762,000 in 2005. Also contributing to the growth in general and administrative expenses in 2006 is the increase in marketing, business development and intellectual property activities and the increased level of public company infrastructure following the merger in March 2005. We expect fiscal year 2007 general and administrative expenses to be between $12.0 million and $13.0 million.

In-Process Research and Development

In connection with the acquisition of V.I. Technologies in 2005, we recorded an in-process research and development charge of $19.4 million during the first quarter ended March 31, 2005. The amount allocated to in-process research and development represented an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represented the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger of $5 million was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. The final fair value of $19.4 million included a pro-rata allocation of the excess purchase price of approximately $14.4 million. In-process research and development was expensed immediately upon the consummation of the merger. There were no in-process research and development charges in 2006.

Impairment Charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, producing a combined charge for the year ended December 31, 2005 of $13.8 million. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consummation of the merger, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter of 2005 followed the announcement on June 30, 2005 of our discontinuance of the INACTINE™ program, which consisted of $357,000 and $1.3 million on the INACTINE™-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest Income, Net

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$3.6 million	$912,000	$2.7 million	294%

Net interest income increased by $2.7 million, or 294%, to $3.6 million in 2006 from $912,000 in 2005. The net increase in interest income resulted primarily from higher average cash and investment balances and higher interest rates in 2006 compared to 2005. The higher cash and investment balances were directly attributed to proceeds received from the public offering that was completed in October 2005.

Fiscal Year 2005 as Compared to Fiscal Year 2004

Net revenues-Research Funding

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$1.0 million	$1.3 million	$(288,000)	(22)%

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

Total research and development expenses increased by 78% to $19.8 million in 2005 from $11.1 million in 2004. The increase was primarily due to increased spending on the bevirimat development program, increases in research and development infrastructure as a result of the merger and increases in research and development spending for our other programs in HIV. Fiscal year 2005 also included a $2.4 million non-cash stock compensation charge resulting from the departure of an executive during the fourth quarter of 2005.

General and Administrative

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$8.0 million	$2.2 million	$5.8 million	273%

General and administrative expenses increased by 273% to $8.0 million in 2005 from $2.2 million in 2004. The increase was primarily due to the addition of the public company infrastructure of V.I. Technologies as a result of the merger in March 2005.

Interest Income, Net

Fiscal Year 2005	Fiscal Year 2004	Increase/(Decrease)%
$912,000	$(69,000)	$981,000	1422%

In 2005, we had net interest income of $912,000 compared to net interest expense of $69,000 in 2004. The net increase in interest income resulted from higher cash balances achieved primarily through financings completed in 2005, including a private placement in March, a rights offering in April, warrant and option exercises, and a secondary public offering in October. In addition to the effect of higher cash balances in 2005, net interest income increased as a result of reduced interest expense due to reduced debt levels from the prior year.

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since Panacos’ inception, it has financed its operations through private placements of common stock and preferred stock, public offerings of common stock, and to a lesser extent, grant and subcontract revenue, short-term debt and capital lease financing.

At December 31, 2006, we had cash, cash equivalents and marketable securities of $60.8 million and working capital of $56.5 million compared with cash and cash equivalents of $87.1 million and working capital of $82.8 million on December 31, 2005. On March 11, 2005, V.I. Technologies completed a merger with the former Panacos, concurrently with a private placement of its common stock and warrants, which resulted in net proceeds of $18.1 million. On April 29, 2005, we completed a rights offering, raising net proceeds of $2.2 million. We completed a secondary public offering on October 12, 2005, raising net proceeds of approximately $81.0 million. During 2004, Panacos completed a Series C Preferred Stock financing, raising $14.9 million in net proceeds, which was converted to common stock as a result of the merger with V.I. Technologies.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, through clinical trials, as our second-generation maturation inhibitor, PA-1050040, enters Phase I clinical trials, and as we increase our pre-clinical efforts for our fusion inhibitor program. We expect a decline in cash, cash equivalents and marketable securities during fiscal year 2007 in the range of $29 million to $31 million. Based on our current plans and forecasts, we believe that we have adequate resources to fund our operations at current activity levels through 2008.

Our cash activity during fiscal years 2006 and 2005 was comprised of the following: (in thousands)

	2006	2005
Net proceeds from equity transactions	$1,667	$104,659
Net cash used in operating activities	(29,630)	(21,646)
Cash used in fixed asset acquisition	(519)	(144)
Net cash acquired through merger	—	126
(Purchase)/redemption or sale of available-for-sale marketable securities, net	(25,715)	—
Proceeds from borrowing on notes payable	462	88
Repayment of advances and other debt	(314)	(1,248)
Transfers from restricted cash	51	424

(Decrease)/increase in cash position	$(53,998)	$82,259

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates, and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional sales of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement was declared effective by the SEC in May 2006, and will allow us, from time to time, to offer and sell up to an aggregate of $113 million in equity securities. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at December 31, 2006: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating Leases	$5,178	$1,399	$2,827	$952	$—
Advance/Obligation	368	368	—	—	—
Other purchase obligations	12,245	9,359	2,865	21	—

Total	$17,791	$11,126	$5,692	$973	$—

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to us as of January 1, 2007, the first day of fiscal 2007. We do not believe the adoption of FIN 48 will have a material impact on our overall financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 will be applicable to us as of January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our overall financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB No. 108 as of December 31, 2006 and its adoption did not have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease of approximately $39,000 in the fair market value of our total portfolio at December 31, 2006.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page 39 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Panacos Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Panacos Pharmaceuticals, Inc. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Panacos Pharmaceuticals, Inc. (a development stage company) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Panacos Pharmaceuticals, Inc. (a development stage company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. The cumulative statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the period September 29, 1999 (inception) to December 31, 2006 include amounts for the period from September 29, 1999 (inception) to December 31, 2004, which were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the amounts included for the period September 29, 1999 (inception) through December 31, 2004 is based solely on the report of other auditors.

/s/ KPMG LLP

Boston, Massachusetts

March 9, 2007

(c)	Changes in Internal Control.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Proposal 1 – Election of Directors”, “Additional Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Conduct and Ethics.”

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Executive Compensation” and “Additional Information.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the portion of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Information Concerning Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) and (2) Consolidated Financial Statements and Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms	Page 47

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	Page 49

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the period from September 29,1999 (inception) to December 31, 2006	Page 50

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29,1999 (inception) to December 31, 2006	Page 51

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the period from September 29,1999 (inception) to December 31, 2006	Page 56

Notes to Consolidated Financial Statements	Page 57

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-24241) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3/A filed on June 4, 2001 (File No. 333-47518) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003. Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-24241) and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

Exhibit Number	Description
3.8	Certificate of Amendment of Restated Certificate of Incorporation, effective August 17, 2005. Filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

3.9	Amended and Restated By-laws of the Company, as amended March 1, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (File No. 333-57418) and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.1*	1998 Equity Incentive Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

10.2*	1998 Director Stock Option Plan. Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-75484) and incorporated herein by reference.

10.3*	1999 Supplemental Equity Compensation Plan. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.5*	2005 Supplemental Equity Compensation Plan, as amended and restated. Filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

Exhibit Number	Description
10.9	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.10*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.11*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12*	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.14*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.15++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.16 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.16	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.17*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

10.18*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.19*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.21*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.22*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.23*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

Exhibit Number	Description
10.24	Second Amendment to Lease, dated March 21, 2006, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference.

10.25	Amended and Restated Director Compensation Policy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.26	Employment Letter Agreement, dated July 10, 2006, by and between the Registrant and Graham P. Allaway. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2006 and incorporated herein by reference.

10.27	Offer Letter of Employment from the Registrant to Frederick Schmid, dated April 14, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.

10.28	Offer Letter of Employment from the Registrant to Robert B. Pelletier, dated August 16, 2006. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.29	Offer Letter of Employment from the Registrant to Alan w. Dunton, M.D., dated January 4, 2007. Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.

By: /s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Executive Vice President and Chief Financial Officer
March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan W. Dunton Alan W. Dunton, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ Peyton J. Marshall Peyton J. Marshall, Ph.D.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007

/s/ Jeremy Hayward-Surry Jeremy Hayward-Surry	Chairman	March 13, 2007

/s/ Herbert H. Hooper Herbert H. Hooper, Ph.D.	Director	March 13, 2007

/s/ Irwin Lerner Irwin Lerner	Director	March 13, 2007

/s/ Joseph M. Limber Joseph M. Limber	Director	March 13, 2007

/s/ R. John Fletcher R. John Fletcher	Director	March 13, 2007

/s/ Eric W. Linsley Eric W. Linsley	Director	March 13, 2007

/s/ Laurent Fischer Laurent Fischer, M.D.	Director	March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Panacos Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the period September 29, 1999 (inception) to December 31, 2006 include amounts for the period from September 29, 1999 (inception) to December 31, 2004, which were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the amounts included for the period September 29, 1999 through December 31, 2004 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period from September 29, 1999 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, Panacos Pharmaceuticals, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, utilizing the modified prospective application transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Panacos Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Panacos Pharmaceuticals, Inc.

We have audited the accompanying statement of operations, redeemable preferred stock and stockholders’ deficit, and cash flows of Panacos Pharmaceuticals, Inc. for the year ended December 31, 2004, and the period from September 29, 1999 (inception) to December 31 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Panacos Pharmaceuticals, Inc. for the year ended December 31, 2004, and the period from September 29, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

McLean, VA

February 16, 2005

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,140	$87,138
Marketable securities	27,626	—
Other receivables	66	389
Prepaid expenses and other current assets	2,145	1,085

Total current assets	62,977	88,612
Property and equipment, net	2,122	2,354
Restricted cash	494	545
Other assets	60	60

Total assets	$65,653	$91,571

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,226	$1,912
Accrued expenses	2,923	3,695
Capital lease obligation, current	—	6
Current portion of notes payable and advances	361	207

Total current liabilities	6,510	5,820
Other liabilities	189	—
Deferred rent	270	150

Total liabilities	6,969	5,970

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 52,852,594 shares and 49,911,657 shares at December 31, 2006 and December 31, 2005, respectively	529	499
Additional paid-in capital	180,713	169,877
Deferred compensation	—	(321)
Accumulated other comprehensive income	6	—
Deficit accumulated during the development stage	(122,564)	(84,454)

Total stockholders’ equity	58,684	85,601

Total liabilities, redeemable preferred stock and stockholders’ equity	$65,653	$91,571

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for share data)

	Fiscal Years			Period from September 29, 1999 (inception) to December 31, 2006
	2006	2005	2004
Revenues:
Research funding	$284	$1,049	$1,337	$5,461
Operating expenses:
Research and development	24,548	19,798	11,148	67,639
General and administrative	17,431	8,045	2,158	30,662
In-process research and development	—	19,417	—	19,417
Impairment charges	—	13,773	—	13,773

Total operating expenses	41,979	61,033	13,306	131,491

Loss from operations	(41,695)	(59,984)	(11,969)	(126,030)
Interest income (expense), net	3,591	912	(69)	4,393
Other expense, net	(6)	(6)	—	(12)

Net loss	(38,110)	(59,078)	(12,038)	(121,649)
Accretion of preferred stock dividends	—	—	1,925	4,050

Net loss available to common stockholders	$(38,110)	$(59,078)	$(13,963)	$(125,699)

Basic and diluted net loss per share	$(0.75)	$(1.72)	$(14.51)

Weighted average shares used in calculation of basic and diluted net loss per share	50,523	34,423	962

PRO FORMA*
Net loss	$(38,110)	$(59,078)	$(12,038)

Pro forma basic and diluted net loss per share	$(0.75)	$(1.54)	$(0.63)

Pro forma weighted average shares used in calculation of pro form basic and diluted net loss per share	50,523	38,448	19,004

*	Pro Forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued. All preferred stock was converted into common stock upon the closing of the merger with V.I. Technologies in March 2005, and accordingly there was no preferred stock outstanding during the fiscal year ended December 31, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to December 31, 2006

(in thousands, except for per share data)

	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Stockholders' (Deficit) Equity
					Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2006

(in thousands, except for per share data)

					Stockholders' (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2006

(in thousands, except for per share data)

					Stockholders' (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)

Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2006

(in thousands, except for per share data)

					Stockholders' (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V. I. Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005: $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2006

(in thousands, except for per share data)

					Stockholders' (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—		3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	1,271	13	—	—	1,685	—	—	—	1,698
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,670	17	—	—	(17)	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—		—	6	—	6
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	9,489	—	—	—	9,489
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,110)	(38,110)

Balance at December 31, 2006	—	$—	—	$—	—	$—	52,853	$529	—	$—	$180,713	$—	$6	$(122,564)	$58,684

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years			Period from September 29, 1999 (inception) to Dec. 31, 2006
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(38,110)	$(59,078)	$(12,038)	$(121,649)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	19,417	—	19,417
Impairment charges	—	13,773	—	13,773
Non-cash operating expenses	—	—	—	1,052
Depreciation and amortization	751	628	112	1,663
Amortization of deferred financing costs	—	1	115	178
Stock compensation expense	9,678	3,954	604	14,240
Non-cash interest income and other	(1,905)	(20)	—	(1,925)
Loss on disposal of fixed assets	—	27	—	27
Changes in operating accounts, net of acquisition
Other receivables	323	111	(136)	155
Prepaid expenses and other current assets	(1,060)	(460)	(5)	(1,583)
Other assets	31	—	9	(28)
Accounts payable	1,314	1,440	69	3,226
Accrued expenses	(772)	(1,508)	1,478	(218)
Deferred rent	120	69	19	270

Net cash used in operating activities	(29,630)	(21,646)	(9,773)	(71,402)

Cash flows from investing activities:
Cash paid for merger, net of cash received	—	126	(451)	(325)
Additions to property and equipment	(519)	(150)	(76)	(1,154)
Proceeds from the disposal of fixed assets	—	6	—	6
Purchase of available-for-sale investments	(269,834)	—	—	(269,834)
Redemption or sale of available-for-sale investments	244,119	—	—	244,119
Restricted cash	51	424	—	349

Net cash (used in) provided by investing activities	(26,183)	406	(527)	(26,839)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net	—	—	14,887	23,076
Proceeds from the issuance of common stock, net	—	101,319	—	101,319
Proceeds from exercise of stock options and purchase plans	1,698	177	—	1,905
Proceeds from exercise of warrants	—	3,163	—	3,163
Proceeds from borrowing on notes payable	462	88	500	1,580
Proceeds from issuance of convertible debt, net	—	—	—	2,904
Payment of shelf registration costs	(31)	—	—	(31)
Repayment of notes payable and capital lease obligations	(314)	(1,248)	(685)	(2,535)

Net cash provided by financing activities	1,815	103,499	14,702	131,381

Net (decrease) increase in cash and cash equivalents	(53,998)	82,259	4,402	33,140
Cash and cash equivalents, beginning of year	87,138	4,879	477	—

Cash and cash equivalents, end of year	$33,140	$87,138	$4,879	$33,140

Supplemental cash flow information:
Cash paid for interest	$23	$74	$26	$179

Equipment acquired under capital leases	$—	$—	$—	$111

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or “the Company”) is a development stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat, formerly known as PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any approved drugs or other drugs known by it to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. and V.I. Technologies, Inc. (“V.I. Technologies”) entered into a merger agreement, as amended, for a transaction which was accounted for as a purchase under accounting principles generally accepted in the U.S. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction was considered a “reverse merger” under which Panacos was considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company.

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2006, has an accumulated deficit of $122.6 million. Management believes that its cash, cash equivalents and marketable securities on hand at December 31, 2006 of $60.8 million will be sufficient to fund the Company’s operations at current activity levels through 2008.

Principles of Consolidation

The consolidated financial statements include the financial statements of Panacos Pharmaceuticals, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Research funding includes grants received from the National Institutes of Health, plus research funding from the University of North Carolina in the aggregate amount of $284,000, $1.0 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Operating Segment

The Company operates in a single reportable segment: anti-infective products. These products are being developed for use in the healthcare industry and are regulated in the U.S. by the Food and Drug Administration (“FDA”) and in other countries by the appropriate regulatory authorities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, valuation of acquired in-process research and development, estimate of accrued legal contingencies and for the valuation assumptions used in the calculations of SFAS No. 123(R).

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash that have maturities of three months or less from the date of purchase and may consist of money market funds, commercial paper, certificates of deposit, U.S. agency obligations, asset-backed securities and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months.

At December 31, 2006, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of investment income. Realized gains and losses, declines in value judged to be other than temporary on securities available-for-sale and interest on securities available-for-sale are included in interest income (expense), net, a component of other income. The cost of securities sold is based on the specific identification method.

Restricted Cash

Long-term restricted cash of $494,000 at December 31, 2006 and $545,000 at December 31, 2005 was comprised of two certificates of deposit for letters of credit on the Company’s two leased facilities.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. The useful lives for tangible assets range from three to five years and for leasehold improvements the shorter of the asset life or the life of the lease.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive: (in thousands)

	December 31,
	2006	2005
Common stock options	5,368	4,073
Common stock warrants	1,442	4,116
Non-vested restricted common stock	115	—

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases related to the Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB No. 107”), relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $9.7 million, or $0.19 per share, substantially all of which related to share-based compensation expense from employee stock options. Included in the $9.7 million share-based compensation expense for the year ended December 31, 2006 is a stock compensation charge of approximately $5.4 million related to the accelerated vesting of options held by Dr. Samuel Ackerman, formerly the Chief Executive Officer of the Company, upon his death in June 2006, pursuant to the terms of his options and his employment agreement. For further information, please see Note 3 and Note 8 to the consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in accordance with estimated probabilities for achieving milestones for performance based awards, in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation expense was recognized in the Company’s consolidated statement of operations when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense of $3.8 million was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and Panacos and related to non-employee grants.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions for estimating pro forma earnings under SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For service-based option grants, the Company utilizes a straight-line method for the recognition of compensation expense associated with the employee and director options with graded vesting. For performance-based option grants, the Company estimates the timing of the achievement of performance milestones in recognizing compensation expense.

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex variables, which the Company estimates. These variables include, but are not limited to, the Company’s expected stock price volatility over the estimated life of the awards and actual and projected employee stock option exercise behaviors. These assumptions are outlined in Note 3 to the accompanying consolidated financial statements.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS No. 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of December 31, 2006, a liability of $189,000 was reflected in the balance sheet as other liabilities. The fair value of the award is re-measured at each financial statement date until the options are exercised or expire. No Company options were exercised by non-employee consultants during the year ended December 31, 2006. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of December 31, 2006, vested stock options to acquire approximately 48,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss is composed of the following: (in thousands)

	2006	2005	Period from September 29, 1999 (inception) to Dec. 31, 2006
Net loss	$(38,110)	$(59,078)	$(121,649)
Unrealized gain on investments available for sale, net	6	—	6

Total comprehensive loss	$(38,104)	$(59,078)	$(121,643)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 will be applicable to the Company as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its overall financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements in determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 as of December 31, 2006 and its adoption did not have a material impact on the Company’s consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Employee and Director Stock Benefit Plans

As of December 31, 2006, the Company had five equity compensation plans under which its equity securities are authorized for issuance:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	149,978
1999 Supplemental Equity Compensation Plan	100,000	66,495
2005 Supplemental Equity Compensation Plan	10,369,594	2,902,716

Subtotal Employee Stock Option Plans	10,944,594	3,119,189

Other Plans:
1998 Director Stock Option Plan	25,000	15,200
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	26,903

Total	11,034,594	3,161,292

Each of the foregoing equity compensation plans were approved by its stockholders.

Employee Equity Compensation Plans

The Company has three share-based compensation plans, the 1998 Employee Equity Incentive Plan, the 1999 Supplemental Equity Compensation Plan and the Amended and Restated 2005 Supplemental Equity Compensation Plan, under which employees, non-employee consultants and directors may be granted restricted stock or options to purchase common stock. Options are generally granted with an exercise price not less than the fair market value on the grant date, generally vest over 4 years and expire 10 years after the grant date. The Company can also grant performance-based option grants under these Plans that vest upon the achievement of predetermined milestones or targets. As of December 31, 2006, a total of approximately 10.9 million shares were authorized for grant under these plans. The number of common shares reserved for grants of future awards to employees and directors under these plans was 3.1 million at December 31, 2006. At December 31, 2006, a combined total of 5.4 million options at a weighted average exercise price of $5.08 per share were outstanding under these plans, and 2.9 million options at a weighted average exercise price of $4.42 per share were exercisable under these plans. The remaining unrecognized compensation expense on stock options at December 31, 2006 was $9.3 million. The weighted average period over which the cost is expected to be recognized is approximately 3.1 years.

Stock-Based Compensation Plan for Directors

The Company has a stock-based compensation plan for non-employee directors, the 1998 Director Stock Option Plan (“Director Plan”). As noted above, the Company also grants stock-based compensation to non-employee directors under the Amended and Restated 2005 Supplemental Equity Compensation Plan. Under the Director Plan, a total of 25,000 shares have been authorized for option grants. As of December 31, 2006, a total of 15,200 shares were available for new grants. The Director Plan is structured to provide options to non-employee directors as follows: a new director receives a total of 25,000 options upon becoming a member of the Board and continuing directors receive 15,000 options after each annual meeting of shareholders. The maximum contractual term of the director stock options is 10 years. Under this plan, the option exercise price is the fair market value at

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the time the option is granted. Initial stock option grants become exercisable at a rate of 25% per year beginning on the anniversary date of grant of the option provided the director continues to serve as a member of the Board of Directors. Annual stock option grants become exercisable one year after the stock option grant date. At December 31, 2006, a total of 9,600 options at a weighted average exercise price of $29.83 per share were outstanding under this plan, and 7,350 options at a weighted average exercise price of $36.82 per share were exercisable under this plan. The remaining unrecognized compensation expense on stock options at December 31, 2006 was approximately $8,000. The weighted average period over which the expense is expected to be recognized is approximately 2.1 years. The above-mentioned activity for the stock-based compensation plan for directors is included in the option tables below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions of up to 5% of annual compensation. The purchase price per share is 85% of the lower of the ten day average market price prior to the beginning of each three-month offering period or the ten day average market price at the end of each three-month offering period. The ESPP provides for purchases by employees of up to an aggregate of 65,000 shares through April 24, 2016. During the years ended December 31, 2006 and 2005, the Company issued 14,568 shares and 4,067 shares, respectively, under the ESPP. At December 31, 2006, 26,903 shares were available for purchase under the ESPP.

Non-Vested (“Restricted”) Stock Awards With Service Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards can either be time-based or performance-based and are subject to forfeiture if employment terminates during the prescribed retention period. The Company granted 25,000 restricted shares with one year time-based vesting in the first quarter of 2006, 60,000 restricted shares with approximately eleven month time-based vesting in the third quarter of 2006, and 30,000 restricted shares issued in the fourth quarter of 2006 containing performance-based vesting. The remaining unrecognized compensation expense on restricted stock at December 31, 2006 was $327,000.

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2005	2,800,155	4,072,995	4.33
Granted (1)	(2,917,400)	2,802,400	7.31
Exercised	—	(1,255,293)	1.29
Forfeited or expired	251,634	(251,634)	35.81
Additional shares reserved	3,000,000	—	—

Balance outstanding at December 31, 2006	3,134,389	5,368,468	$5.12

(1)	Information in the Options Available For Grant column includes the effect of non-vested restricted stock grants for the years ended December 31, 2006 of 115,000 shares.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of exercise Prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price per share	Aggregate intrinsic value	Options exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price per share	Aggregate intrinsic value
$0.05–$0.17	135,126	4.7	$0.14	$522,946	135,126	4.7	$0.14	$522,946
$0.23–$0.23	1,221,193	6.2	0.23	4,622,093	963,740	5.8	0.23	3,647,660
$0.56–$0.56	71,951	0.5	0.56	248,037	71,951	0.5	0.56	248,037
$2.65–$2.97	344,865	1.2	2.67	461,165	320,490	0.7	2.66	433,904
$3.05–$6.20	540,335	9.1	4.25	176,928	68,567	8.4	3.55	44,232
$6.26–$7.91	1,399,850	9.2	6.48	—	270,339	8.9	6.48	—
$8.12–$9.50	1,633,998	4.5	8.27	—	1,020,870	1.8	8.27	—
$11.60–$58.00	6,329	4.7	27.27	—	4,984	4.1	31.25	—
$65.00–$68.00	2,100	3.9	65.86	—	2,100	3.9	65.86	—
$83.90–$108.75	12,721	1.0	84.29	—	12,721	1.0	84.29	—

	5,368,468	6.3	$5.12	$6,031,169	2,870,888	3.9	$4.50	$4,896,779

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of the options, based on the Company’s closing stock price of $4.01 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2006 and 2005 was approximately $7.3 million and $6.5 million, respectively. The fair value of stock options vested at December 31, 2006 was $9.0 million. The total number of in-the-money options exercisable as of December 31, 2006 was 1.5 million. As of December 31, 2006, 2.9 million outstanding options were exercisable, and the weighted average exercise price was $4.50.

General Restricted Shares Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2004	—	$—
Granted	75,000	3.05
Vested	(75,000)	3.05

Balance Outstanding at December 31, 2005	—	—
Granted	115,000	6.17
Vested	—	—

Balance Outstanding at December 31, 2006	115,000	$6.17

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the year ended December 31, 2006 which was allocated as follows: (in thousands)

Year Ended December 31, 2006
Research and development expense	$732
General and administrative expense (1)	8,946

Stock-based compensation expense included in operating expenses	$9,678

(1)	General and administrative expense includes a stock compensation charge of approximately $5.4 million related to the accelerated vesting of options held by Dr. Samuel Ackerman, formerly the Chief Executive Officer of the Company, upon his death in June 2006.

The Company did not recognize any tax benefit on the stock-based compensation recorded in the year ended December 31, 2006 because it has established a valuation allowance against its net deferred tax assets.

The table below reflects the pro forma net loss per share, basic and diluted, for the years ended December 31, 2005 and 2004: (in thousands, except for per share information)

	2005	2004
Net loss available to common stockholders, as reported for prior periods	$(59,078)	$(13,963)
Add: Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock grants (1)	2,600	656
Deduct: Stock-based employee compensation expense included in reported net loss available to common stockholders	3,815	599

Pro forma net loss available to common stockholders (1)	$(57,863)	$(14,020)

Basic and diluted net loss per share:
As reported	$(1.72)	$(14.51)
Pro forma (1)	$(1.68)	$(14.57)

(1)	Stock-based compensation expense and net loss and net loss per share prior to 2006 are calculated based on the pro forma application of SFAS No. 123.

The weighted average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $4.93 per share using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options	ESPP
Volatility	79.0%	77.0%
Expected dividend yield	0.0%	0.0%
Risk-free rate	4.67%	4.86%
Expected life in years	5	0.25

Given the changes that have occurred at the Company since March 11, 2005, the Company used a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on the Company

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, to calculate the expected volatility for grants during the year ended December 31, 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and a normalized operations period. The implied volatility was calculated by analyzing the implied volatilities of the publicly traded 180 day call and put options of the Company’s common stock. The Company concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon observed U.S. Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon historical exercise experience. For valuation purposes, the Company uses the experience of all employees taken as a single group.

Share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, as reduced for annualized estimated forfeitures of approximately 1%. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Pro Forma Information Under SFAS No. 123 for Periods Prior to 2006

The weighted-average grant date fair value of employee stock options granted during years ended December 31, 2005 and 2004 was $2.97 per share and $0.94 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2005		2004
	Stock Options	ESPP	Stock Options	ESPP
Volatility	107%	105%	56%	n/a
Expected dividend yield	0%	0%	0%	n/a
Risk-free rate	3.98%	2.34%	3.63%	n/a
Expected life in years	6	0.25	5	n/a

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

4.	Merger

On June 2, 2004, Panacos and V.I. Technologies entered into a merger agreement, subsequently amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005, for a transaction that was accounted for as a purchase under accounting principles generally accepted in the U.S. The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Under the terms of the transaction, V.I. Technologies issued 22.7 million shares of its common stock for all of Panacos’ outstanding shares of preferred stock and common stock. For accounting purposes, the transaction was considered a “reverse merger” under which Panacos was considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company. The 5.5 million shares of V.I. Technologies common stock outstanding, and the outstanding V.I. Technologies

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options and warrants, were considered as part of the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Panacos capital stock on March 10, 2005, each share of Panacos preferred stock and common stock was exchanged for approximately 0.67528 shares of V.I. Technologies common stock.

In addition, each Panacos stock option and warrant that was outstanding on the closing date was converted to a V.I. Technologies option or warrant, respectively, by multiplying the Panacos options and warrants by the ratio provided above. The new exercise price was determined by multiplying the old exercise price by the same ratio. Each of these options and warrants was subject to the same terms and conditions that were in effect for the related Panacos options and warrants, respectively. Further, as a result of the merger, options to purchase an aggregate of 2.0 million shares of Panacos common stock that were held by officers and directors of Panacos immediately vested.

Merger Purchase Price

The consolidated financial statements reflect the merger of Panacos with V.I. Technologies as a reverse merger wherein Panacos was deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, V.I. Technologies’ 5.5 million outstanding shares of common stock and its stock options and warrants were valued using the average closing price on the NASDAQ Global Market of $5.80 per share for the two days prior to the merger through the two days subsequent to the merger and financing announcement date of December 10, 2004. The fair values of the V.I. Technologies outstanding stock options and warrants were determined using the Black-Scholes model with the following assumptions: stock price of $5.80 (which was the value ascribed to the V.I. Technologies shares in determining the purchase price), volatility of 60%-72%, risk-free interest rate of 2.60%-4.03%, and an expected life of 0.1 years-4.0 years.

The purchase price was valued as follows: (in thousands)

Fair value of V.I. Technologies outstanding common stock	$31,596
Fair value of V.I. Technologies outstanding stock options	122
Fair value of V.I. Technologies outstanding warrants	906
Estimate merger costs	1,160

33,784

Less: amount related to unvested stock options and restricted stock allocated to deferred compensation, based on implicit value of unvested V.I. Technologies stock options and restricted stock	(31)

Total purchase price	$33,753

Merger Purchase Price Allocation

The purchase price was allocated as follows: (in thousands)

Fair value of in-process research and development costs	$19,417
Fair value of intangible assets – workforce	5,437
Tangible assets acquired, including $610 in cash and cash equivalents	14,909
Liabilities assumed	(6,010)

Net assets acquired	$33,753

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The initial fair value and the recorded fair value of the net assets acquired are as follows: (in thousands)

	Initial Fair Value	Recorded Fair Value
Net liabilities assumed, excluding long-lived assets	$(1,991)	$(1,991)
Intangible assets – workforce	1,400	5,437
Property and equipment	2,804	10,890
In-process research and development costs	5,000	19,417
Excess purchase price	26,540	—

Net assets acquired	$33,753	$33,753

The amount allocated to in-process research and development represented an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represented the estimated fair value of INACTINE™, a V.I. Technologies system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to the INACTINE™ program based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the INACTINE™ product. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger. On June 30, 2005, the Company announced the discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners (see Note 6 and Note 7).

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train V.I. Technologies employees (Note 6 and Note 7).

5.	Preferred Stock and Stockholders’ Equity

Follow-on Public Offering

The Company closed a follow-on public offering of its common stock on October 12, 2005, issuing approximately 8.3 million shares of common stock at a per share price of $10.50, for gross proceeds of $86.6 million, or approximate net proceeds of $81.0 million. In connection with the financing, the Company incurred approximately $5.6 million in transaction costs. All of the shares were sold by the Company.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants

At December 31, 2006, the Company had 1.4 million warrants outstanding with an exercise price range of $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012. During the fourth quarter of 2006, there were cashless exercises of 2.7 million warrants that resulted in the distribution of 1.7 million shares of the Company’s common stock.

Restricted Stock Grant

On January 24, 2006, the Company granted 25,000 restricted shares of common stock to a member of senior management that will vest in one year. The Company is amortizing the total expense of $207,000 ratably over the vesting period. On July 10, 2006, the Company granted 60,000 restricted shares of common stock to an executive officer of the Company that will vest on May 31, 2007. The Company is amortizing the total expense of $310,000 ratably over the vesting period. On October 26, 2006, the Company granted 30,000 restricted shares of common stock to a member of senior management that contains performance vesting. The Company is amortizing the total expense of $194,000 ratably over the period through which the performance is expected to be met. As of December 31, 2006, there were 115,000 shares of restricted common stock outstanding.

In May 2005, the Company granted 75,000 restricted shares of common stock to an executive officer as part of a severance agreement. The Company recorded deferred compensation of $229,000 and amortized the expense ratably over the vesting period which ended in July 2005.

6.	Impairment of Long-Lived Assets

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

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the INACTINE™ system for red blood cells (see Note 7), the Company recorded an impairment charge of $1.7 million. The impairment charge consisted of $1.3 million and $357,000 for the write-off of workforce intangible asset and equipment, respectively.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Discontinuation of the INACTINE™ Program

Prior to the merger with Panacos, the INACTINE™ Pathogen Reduction system for red blood cells (the “INACTINE™ system”) was V.I. Technologies’ principal development-stage program. The INACTINE™ system was designed to inactivate a wide range of viruses, bacteria and lymphocytes from red blood cells and to remove soluble prion proteins with the goal of diminishing risk of transmission of pathogens in transfused blood. On June 30, 2005, the Company announced the discontinuation of its direct investment in the development of the INACTINE™ system while undertaking efforts to license the technology and intellectual property to potential partners. As a result of this announcement, the Company recorded impairment charges of $357,000 and $1.3 million in the quarter ended June 30, 2005 on the property and equipment and the workforce intangible asset balances, respectively (see Note 6).

8.	Death of Chief Executive Officer

The Company recorded a compensation charge of approximately $5.9 million, included within General and Administrative expense, during the quarter ended June 30, 2006, resulting from the sudden and unexpected death of the Company’s Chief Executive Officer, Samuel K. Ackerman, M.D., on June 14, 2006. Of the $5.9 million charge, $5.4 million related to a non-cash stock compensation charge, which resulted from the vesting acceleration of stock options pursuant to the terms of his option and his employment agreement with the Company. At December 31, 2006, accrued expenses included an outstanding balance of $222,000, related to Dr. Ackerman’s compensation.

9.	Executive Severance Charge

The Company recorded a severance charge of approximately $713,000 in General and Administrative expenses during the year ended December 31, 2005 for an executive officer. Of the $713,000, $229,000 related to a non-cash stock compensation charge (see Note 5). At December 31, 2005, accrued expenses within the balance sheet contained the outstanding balance of $226,000 due to the former executive (see Note 13). The outstanding balance was paid in the first quarter of 2006.

10.	Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	December 31, 2006		December 31, 2005
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$2,193	$2,193	$—	$—
Asset Backed Securities	2,507	2,507	—	—
Corporate Bonds	7,154	7,154	—	—
U.S. Agencies	14,466	14,460	—	—
Certificates of Deposit	1,306	1,306	—	—

	$27,626	$27,620	$—	$—

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	December 31,
	2006	2005
Due within one year	$27,626	$—
Due after one year	—	—

	$27,626	$—

Gross unrealized gains on marketable securities amounted to $8,000 and $0 at December 31, 2006 and 2005, respectively. Gross unrealized losses on marketable securities amounted to $2,000 and $0 at December 31, 2006 and 2005, respectively. The aggregate fair value of investments with unrealized losses was $5.9 million and $0 at December 31, 2006 and 2005, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of December 31, 2006.

There were no realized gains or losses on marketable securities for the year ended December 31, 2006.

11.	Property and Equipment

Property and equipment consist of the following components: (in thousands)

	December 31,
	2006	2005
Leasehold improvements	$2,385	$2,233
Laboratory equipment	855	571
Office furniture and equipment	334	251

	3,574	3,055
Accumulated depreciation and amortization	(1,452)	(701)

	$2,122	$2,354

Depreciation expense related to property and equipment was $751,000, $521,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and $1.6 million for the period September 29, 1999 (inception) to December 31, 2006. There were no outstanding capital leases at December 31, 2006 and three capital leases at December 31, 2005 with an associated liability of $6,000. Amortization expense for equipment subject to a capital lease for years ended December 31, 2006, 2005 and 2004 was not material.

12.	Notes Payable and Advances

In October 2006, the Company entered into an agreement with a company to finance a portion of its annual insurance premiums. The obligation bears interest at 6.14% and will be amortized over nine equal monthly installments of principal and interest of approximately $53,000, starting in November 2006. The outstanding balance due the finance company was $361,000 at December 31, 2006.

In September 2002, the Company entered into a loan and security agreement with a financing company providing borrowings up to $500,000. The agreement allowed the Company to draw down funds through October 31, 2002

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the issuance of promissory notes. The Company drew down the full amount of the loan in September and October 2002. The notes had a term of 36 months. Substantially all of the Company’s assets, excluding intellectual property, had provided collateral for the notes. The promissory notes were repaid during 2005. In connection with this agreement, the Company also issued warrants to the lender. The warrants are immediately exercisable, have a per share purchase price of $0.754 and expire ten years from the date of issuance. As of December 31, 2006, the warrants were still outstanding. The fair value of the warrants at issuance of approximately $22,000 was determined using the Black-Scholes pricing model. For the years ended December 31, 2006, 2005 and 2004, interest expense included $0, $2,000, and $6,000, respectively, relating to the accretion of this discount.

In February 2002, the Company entered into a promissory note with Montgomery County, Maryland. The note was forgiven in 2005 by Montgomery County, Maryland, resulting in other income of approximately $20,000.

Through the consummation of the merger, the Company assumed the outstanding balance of $1.2 million relating to an advance received by V.I. Technologies from the Red Cross. The obligation bore interest at 10% per year and was amortized in equal monthly installments of principal and interest of approximately $105,000 over three years to February 2006. The outstanding balance due the Red Cross of $210,000 at December 31, 2005 was repaid in the first quarter of 2006.

13.	Accrued Expenses

Accrued expenses consist of the following components: (in thousands)

	December 31,
	2006	2005
Accrued employee compensation, excluding bonus	$431	$483
Accrued bonus	888	566
Accrued settlement costs (see Note 16)	9	480
Accrued research and development costs and professional fees	1,168	1,548
Merger costs	—	225
Other	427	393

	$2,923	$3,695

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

For the years ended December 31, 2006, 2005 and 2004, there is no current benefit for income taxes. The deferred tax benefit has been entirely offset by a valuation allowance as it is more likely than not that the Company will not realize the benefits due to its anticipated future losses. The valuation allowance increased by $13.7 million, $25.0 million, and $5.2 million in fiscal years 2006, 2005 and 2004, respectively.

The Company’s deferred tax assets and liabilities were as follows: (in thousands)

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$37,306	$26,836
Capitalized research and development expenses	8,544	8,544
Stock compensation expense	3,529	235
Research and development credits	2,314	1,742
Depreciation	346	180
Other	343	325
Accrued employee benefits	33	39
Deferred tax liabilities:
Amortization of capitalized research and development expense	(3,134)	(2,280)

Net deferred tax asset	49,281	35,621

Valuation allowance	(49,281)	(35,621)
Net deferred tax assets	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Tax at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.6)%	(3.2)%	(5.0)%
Change in valuation allowance	35.8%	24.8%	43.5%
Research and development credits	(1.7)%	(0.6)%	(3.5)%
Impairment of long-lived assets and write-off of in-process research and
development costs	0.0%	11.5%	0.0%
NOL’s expired	0.0%	0.7%	0.0%
Incentive stock options	0.9%	1.9%	0.0%
Provision to tax return adjustment and other	5.6%	(0.1)%	0.0%

Provision for taxes	0.0%	0.0%	0.0%

At December 31, 2006, the Company has available net operating loss carryforwards (“NOL”) for federal and state income tax reporting purposes of $96.0 million and $69.1 million, respectively, which expire on various dates through 2026. The Company also has research credits available for federal and state income tax reporting purposes of approximately $1.8 million and $753,000, respectively, which also expire on various dates through 2026. These carryforwards are available to reduce federal and state taxable income, if any. These losses and credits are subject to review and possible adjustments by the relevant tax authorities.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The NOL carryforwards include approximately $8.1 million of federal losses from Panacos prior to the merger with V.I. Technologies. These pre-merger losses are subject to an IRS Code Section 382 limitation (“Section 382”). Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of the ownership change multiplied by the long-term tax exempt rate. This limitation also applies to the credits. The credit carryforwards include approximately $789,000 of pre-merger federal credits. The Company incurred an ownership change under Section 382 on March 11, 2005 due to the merger. The annual limitation of pre-merger Panacos NOLs is approximately $7.1 million.

The total amount of V.I. Technologies pre-change NOLs that are available to offset Company income is approximately $33.6 million. V.I. Technologies pre-merger losses are also subject to the Section 382 limitation, and the ownership change on March 11, 2005 resulted in an annual limitation on these losses of approximately $1.7 million.

In accordance with SFAS No.109, accounting for the tax benefit of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be first applied to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisition. Any remaining benefit would be recognized as a reduction of income tax expense. As of December 31, 2005, $8.3 million of the Company’s deferred tax assets pertain to acquired companies, the future benefits of which will be recorded as a reduction of income tax expense, as the Company has no goodwill or intangible assets remaining from the acquisition.

Included in the valuation allowance is approximately $2.3 million related to certain NOL carryforwards resulting from the exercise of employee stock options and restricted stock, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax.

15.	Guarantees

From time to time, the Company enters into contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors or collaborators under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of December 31, 2006 and 2005.

16.	Legal Proceedings

Red Cell Processing Laboratory

In 2002, V.I. Technologies invested $1.1 million in build-out costs for a 16,500 sq. ft. laboratory near Boston, Massachusetts, intended for use as a processing site for INACTINE™-treated red blood cells. In 2003, V.I. Technologies concluded that this site was not required. In fiscal year 2003, V.I. Technologies recorded a non-cash charge of $1.4 million within research and development costs to write-off its capitalized build-out costs and to provide for estimated lease and associated carrying costs until the facility was sublet or the lease was

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminated. The facility lease ran to 2008 and total remaining payments under the lease were approximately $1.0 million. In the fourth quarter of 2004, the landlord filed a complaint against V.I. Technologies seeking damages of not less than $531,905, plus attorneys’ fees, representing a claim for damages relating to re-rental of the facility at a lower rental rate, plus associated costs. The Company reached agreement to settle the suit in October 2005, was adequately provisioned at that time, and discharged all remaining obligations under the agreement in 2005.

Former Employee Suit

On February 2, 2005, V.I. Technologies was served with a complaint filed in New York State Court by a former employee of that Company’s plant in Melville, NY. V.I. Technologies divested the Melville plant to Precision Pharma Services, Inc. (“Precision”) in August 2001. Precision was also a party to the suit. The suit was a class action in which the lead plaintiff, representing the class, claimed that V.I. Technologies underpaid overtime to employees of the processing plant. The complaint alleged an amount in excess of $125,000 in unpaid overtime, plus the costs of the action and reasonable attorney’s fees due from the two defendants. The Company and the lead plaintiff submitted a jointly proposed settlement to the U.S. District Court and received a final ruling in favor of the proposed settlement in June 2006. Settlement payments were made in the quarter ended June 30, 2006. The Company had previously accrued an amount related to this matter.

17.	Collaborations

The U.S. patent protecting the chemical entity bevirimat is co-owned with the University of North Carolina at Chapel Hill (“UNC”). This patent expires in 2015. In 2003, the Company entered into an exclusive worldwide license with UNC for all indications under this patent, in consideration for which the Company issued approximately 54,000 shares of common stock to UNC and has obligations to pay UNC up to a total of $290,000 per licensed product on the achievement of specified milestones. The Company also has royalty obligations to UNC on terms typical of an early stage academic collaboration. Either party may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

18.	Other Related Party Transactions

Interests of Certain Persons in the Merger and PIPE Financing that closed on March 11, 2005

In connection with the recommendation of the Panacos Board and of the V.I. Technologies Board relating to the merger agreement and the PIPE financing, stockholders were made aware that certain members of the management and Board of Directors of Panacos, and certain members of the Board of Directors of V.I. Technologies, had interests in these transactions that may have been different from, or in addition to, the interests of the other stockholders.

Board of Directors and Management

V.I. Technologies had agreed that, as of the closing of the merger, it would cause Dr. Ackerman, the Chairman of the Board and Interim Chief Executive Officer of Panacos and the Chairman of the Board of V.I. Technologies, to become the Chief Executive Officer of the Company. Under the terms of this agreement, The Company granted Dr. Ackerman options to acquire common stock representing 1.6% of the outstanding capital stock of the Company at the effective time.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Ampersand Ventures

Prior to the merger, as of March 11, 2005, Ampersand Ventures owned approximately 33% of the Panacos common stock on an as converted to common stock basis. In addition, it owned approximately 17% of the issued and outstanding common stock of V.I. Technologies as of February 11, 2005. Accordingly, Ampersand Ventures had an interest in the merger as a V.I. Technologies stockholder as well as a Panacos stockholder. After the closing of the merger, Ampersand Ventures owned approximately 30% of the common stock of the Company. In addition, Ampersand Ventures had agreed to purchase 1.5 million shares of the Company’s common stock in the PIPE financing. After the closing of the merger and the PIPE financing, Ampersand Ventures owned approximately 26% of the common stock of the Company (see Note 5). In addition, certain individuals affiliated with Ampersand Ventures who are directors may receive additional options to acquire Company common stock in the future.

Under the merger agreement, V.I. Technologies had agreed to cause Dr. Herbert H. Hooper, a General Partner of Ampersand and a director of Panacos, to be appointed to the Company Board. In addition, one of the Company’s directors, Dr. Richard A. Charpie, is the Managing General Partner of Ampersand. Dr. Charpie is no longer a director of the Company.

A.M. Pappas & Associates

Prior to the merger, as of March 11, 2005, A.M. Pappas owned approximately 27% of the Panacos common stock. A.M. Pappas had agreed to purchase 62,500 shares of the Company’s common stock in the PIPE financing (see Note 5). Accordingly, after the closing of the merger and the PIPE financing, A.M. Pappas owned approximately 16% of the common stock of the Company. Under the merger agreement, V.I. Technologies agreed to cause Mr. Eric W. Linsley, a Partner with A.M. Pappas and a director of Panacos, to be appointed to the Company’s Board.

19.	Profit Sharing 401(k) Plan

The Company offers 401(k) savings benefits to substantially all employees. Eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company provides a discretionary match to employee contributions. Total Company contributions were $48,000 and $33,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not perform a match to employee contributions prior to the merger between V.I. Technologies and Panacos on March 11, 2005.

20.	Commitments

Operating Leases

The Company leases its office facilities under non-cancelable operating leases at two locations. The Company’s headquarters, located in Watertown, Massachusetts, consists of approximately 37,000 square feet and currently

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accommodates its general and administrative activities. This lease expires in February 2010 and contains two options to extend the lease term by five years each. The Company’s second facility is in Gaithersburg, Maryland, consists of approximately 15,000 square feet, and is primarily designed to accommodate its research and development activities. This lease expires in December 2011 and contains one option to extend the lease term by five years. The space requirement for this facility lease was expanded by 5,000 square feet (to 15,000 square feet) in March 2006 under the same lease terms as the original lease in order to accommodate a growing research and development infrastructure. Rent expense was approximately $1.6 million, $1.2 million and $320,000 for fiscal years 2006, 2005 and 2004, respectively. Rent expense was approximately $3.9 million for the period September 29, 1999 (inception) to December 31, 2006.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows: (in thousands)

2007	$1,399
2008	1,408
2009	1,419
2010	558
2011	394
Thereafter	—

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Quarterly Financial Data (Unaudited, in thousands, except per share data)

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net revenues – research funding	$25	$33	$35	$191
Costs and expenses
Research and development	6,572	5,688	7,288	5,000
General and administrative	2,964	3,183	8,726	2,558

Total operating costs and expenses	9,536	8,871	16,014	7,558

Loss from operations	(9,511)	(8,838)	(15,979)	(7,367)
Other income, net	806	925	941	913

Net loss	$(8,705)	$(7,913)	$(15,038)	$(6,454)
Net loss available to common stockholders	$(8,705)	$(7,913)	$(15,038)	$(6,454)
Loss per share-basic and diluted	$(0.17)	$(0.16)	$(0.30)	$(0.13)
Pro forma loss per share-basic and diluted*	$(0.17)	$(0.16)	$(0.30)	$(0.13)

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net revenues – research funding	$167	$148	$281	$453
Costs and expenses
Research and development	7,039	3,847	4,622	4,290
General and administrative	2,165	2,162	2,347	1,371
In-process research and development charge	—	—		19,417
Impairment charge	—	—	1,650	12,123

Total operating costs and expenses	9,204	6,009	8,619	37,201

Loss from operations	(9,037)	(5,861)	(8,338)	(36,748)
Other income, net	702	67	88	49

Net loss	$(8,335)	$(5,794)	$(8,250)	$(36,699)
Net loss available to common stockholders	$(8,335)	(5,794)	(8,250)	(36,699)
Loss per share-basic and diluted	$(0.17)	$(0.15)	$(0.21)	$(3.66)
Pro forma loss per share-basic and diluted*	$(0.17)	$(0.15)	$(0.21)	$(1.39)

*	Pro Forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued. All preferred stock was converted into common stock upon the closing of the merger with V.I. Technologies in March 2005, and accordingly there was no preferred stock outstanding during fiscal year ended December 31, 2006.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-24241) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3/A filed on June 4, 2001 (File No. 333-47518) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003. Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-24241) and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.8	Certificate of Amendment of Restated Certificate of Incorporation, effective August 17, 2005. Filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

3.9	Amended and Restated By-laws of the Company, as amended March 1, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 dated March 22, 2001, as amended on June 4, 2001 (File No. 333-57418) and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

Exhibit Number	Description
10.1*	1998 Equity Incentive Plan. Filed as Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

10.2*	1998 Director Stock Option Plan. Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-75484) and incorporated herein by reference.

10.3*	1999 Supplemental Equity Compensation Plan. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4 (No. 333-87443) and incorporated herein by reference.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.5*	2005 Supplemental Equity Compensation Plan, as amended and restated. Filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.9	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.10*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.11*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.14*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.15++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.16 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

Exhibit Number	Description
10.16	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.17*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

10.18*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.19*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.21*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.22*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.23*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.24	Second Amendment to Lease, dated March 21, 2006, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference.

10.25	Amended and Restated Director Compensation Policy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.26	Employment Letter Agreement, dated July 10, 2006, by and between the Registrant and Graham P. Allaway. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2006 and incorporated herein by reference.

10.27	Offer Letter of Employment from the Registrant to Frederick Schmid, dated April 14, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.

10.28	Offer Letter of Employment from the Registrant to Robert B. Pelletier, dated August 16, 2006. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.29	Offer Letter of Employment from the Registrant to Alan w. Dunton, M.D., dated January 4, 2007. Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant. Filed herewith.

Exhibit Number	Description
23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.