Form 10-Q
period 2007-03-31
PANACOS PHARMACEUTICALS, INC.
filed 2007-05-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2007:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,149,647

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 (Unaudited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and for the period from September 29, 1999 (inception) to March 31, 2007 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to March 31, 2007 (Unaudited)	4-6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from September 29, 1999 (inception) to March 31, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,932	$33,140
Marketable securities	20,292	27,626
Other receivables	125	66
Prepaid expenses and other current assets	1,997	2,145

Total current assets	55,346	62,977
Property and equipment, net	1,979	2,122
Restricted cash	494	494
Other assets	40	60

Total assets	$57,859	$65,653

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,949	$3,226
Accrued expenses	2,055	2,923
Current portion of notes payable	208	361

Total current liabilities	7,212	6,510
Other liabilities	219	189
Deferred rent	260	270

Total liabilities	7,691	6,969
Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share; authorized 550,000,000 shares; issued and outstanding 53,072,998 shares and 52,852,594 shares at March 31, 2007 and December 31, 2006, respectively	531	529
Additional paid-in capital	182,253	180,713
Accumulated other comprehensive income	4	6
Deficit accumulated during the development stage	(132,620)	(122,564)

Total stockholders’ equity	50,168	58,684

Total liabilities, redeemable preferred stock and stockholders’ equity	$57,859	$65,653

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

			Period from September 29, 1999 (inception) to March 31, 2007
	Three Months Ended
	March 31,
	2007	2006
Revenues:
Research funding	$22	$191	$5,483
Operating expenses:
Research and development	7,702	5,000	75,341
General and administrative	3,089	2,558	33,751
In-process research and development	—	—	19,417
Impairment charges	—	—	13,773

Total operating expenses	10,791	7,558	142,282

Loss from operations	(10,769)	(7,367)	(136,799)
Interest income, net	718	913	5,111
Other expense, net	(5)	—	(17)

Net loss	(10,056)	(6,454)	(131,705)
Accretion of preferred stock dividends	—	—	4,050
Net loss available to common stockholders	$(10,056)	$(6,454)	$(135,755)

Basic and diluted net loss per share	$(0.19)	$(0.13)

Weighted average shares used in calculation of basic and diluted net loss per share	52,893	50,075

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2007

(in thousands, except per share data)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional	Deferred	Accumulated Other	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Compensation	Comprehensive Income
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)
Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V. I . Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005 ; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005: $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—		3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	1,271	13	—	—	1,685	—	—	—	1,698
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,670	17	—	—	(17)	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—		—	6	—	6
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	9,489	—	—	—	9,489
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,110)	(38,110)

Balance at December 31, 2006	—	—	—	—	—	—	52,853	529	—	—	180,713	—	6	(122,564)	58,684
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	195	2	—	—	100	—	—	—	102
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	25	—	—	—	124	—	—	—	124
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	1,316	—	—	—	1,316
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,056)	(10,056)

Balance at March 31, 2007	—	$—	—	$—	—	$—	53,073	$531	—	$—	$182,253	$—	$4	$(132,620)	$50,168

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to Mar. 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(10,056)	$(6,454)	$(131,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	239	1,836
Amortization of deferred financing costs	—	—	178
Stock compensation expense	1,470	865	15,710
Non-cash interest income and other	(307)	(351)	(2,232)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment charges	—	—	13,773
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	(59)	188	96
Prepaid expenses and other current assets	148	207	(1,435)
Other assets	20	—	(8)
Accounts payable	1,723	(208)	4,949
Accrued expenses	(868)	(1,030)	(1,086)
Deferred rent	(10)	9	260

Net cash used in operating activities	(7,766)	(6,535)	(79,168)

Cash flows from investing activities:
Purchase of available-for-sale investments	(51,151)	(75,805)	(320,985)
Redemption or sale of available-for-sale investments	58,790	49,280	302,909
Additions to property and equipment	(30)	(228)	(1,184)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	—	—	349

Net cash provided (used) by investing activities	7,609	(26,753)	(19,230)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	102	79	2,007
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,580
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	(36)	(31)
Repayment of notes payable and capital lease obligations	(153)	(212)	(2,688)

Net cash (used) provided by financing activities	(51)	(169)	131,330

Net (decrease) increase in cash and cash equivalents	(208)	(33,457)	32,932
Cash and cash equivalents, beginning of period	33,140	87,138	—

Cash and cash equivalents, end of period	$32,932	$53,681	$32,932

Supplemental cash flow information:
Cash paid for interest	$5	$3	$184

Equipment acquired under capital leases	$—	$—	$111

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

2. Summary of Significant Accounting Policies

Basis of Presentation

On June 2, 2004, Panacos Pharmaceuticals, Inc. and V.I. Technologies, Inc. (“V.I. Technologies”) entered into a merger agreement, as amended, for a transaction which was accounted for as a purchase under accounting principles generally accepted in the United States of America (“U.S.”). The merger was approved by both V.I. Technologies and Panacos shareholders on March 10, 2005 and was consummated on March 11, 2005. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. For accounting purposes, the transaction is considered a “reverse merger” under which Panacos is considered the acquirer of V.I. Technologies. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of V.I. Technologies, while the historical results of Panacos are reflected in the results of the combined company.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2007, has an accumulated deficit of $132.6 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at March 31, 2007 of $53.2 million will be sufficient to fund the Company’s operations at current activity levels through 2008.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

Revenues to date have been generated by research grant contracts and, accordingly, the Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. The Company is a development-stage enterprise, and no revenues have been derived to date from its principal operations. Revenues for the three months ended March 31, 2007 came from research funding from the University of North Carolina (“UNC”) in the aggregate amount of $22,000. For the three months ended March 31, 2006, revenues included research funding from UNC, plus grants from the National Institutes of Health, in the aggregate amount of $191,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, valuation of acquired in-process research and development, estimates of accrued legal contingencies and for the valuation assumptions used in the calculations of share-based compensation expense under SFAS No. 123(R).

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

At March 31, 2007, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of investment income. Interest on securities available-for-sale is included in interest income (expense), net. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income (expense), net. The cost of securities sold is based on the specific identification method.

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

	March 31,
	2007	2006
Common stock options	7,408	5,461
Common stock warrants	1,442	4,116
Non-vested restricted common stock	90	25

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 was $1.5 million, or $0.03 per share, and $865,000, or $0.02 per share, respectively, substantially all of which related to share-based compensation expense from the issuance of employee stock options. For further information, please see Note 3 to the unaudited consolidated financial statements.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions for estimating pro forma earnings under SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For service-based option grants, the Company utilizes a straight-line method for the recognition of compensation expense associated with the employee and director options with graded vesting. For performance-based option grants, the Company estimates the probability and timing of the achievement of performance milestones in recognizing compensation expense.

Upon adoption of SFAS No. 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”), which was also previously used for the Company’s pro forma information required under SFAS No. 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex variables, which the Company estimates. These variables include, but are not limited to, the Company’s expected stock price volatility over the estimated life of the awards and actual and projected employee stock option exercise activity. These assumptions are outlined in Note 3 to the accompanying unaudited consolidated financial statements.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS No. 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of March 31, 2007, a liability of $219,000 was reflected in the balance sheet as other liabilities. The fair value of the award is re-measured at each financial statement date until the options are exercised or expire. No Company options were exercised by non-employee consultants during the three months ended March 31, 2007 and 2006. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of March 31, 2007, vested stock options to acquire approximately 48,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is composed of the following: (in thousands)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to Mar. 31, 2007
	2007	2006
Net loss	$(10,056)	$(6,454)	$(131,705)
Unrealized gain on investments available for sale, net Unrealized gain/(loss) on investments available for sale, net	(2)	(9)	4

Total comprehensive loss	$(10,058)	$(6,463)	$(131,701)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified dates, to measure eligible items at fair value. SFAS 159 is effective as of the beginning of a fiscal year that begins after on or before November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material impact on its overall financial position or results of operations.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. The adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of March 31, 2007, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2003 and later. However, the Company is a development stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

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

3. Employee and Director Stock Benefit Plans

As of March 31, 2007, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	124,978
1999 Supplemental Equity Compensation Plan	100,000	66,495
2005 Supplemental Equity Compensation Plan	10,369,594	698,291

Subtotal Employee Stock Option Plans	10,944,594	889,764

Other Plans:
1998 Director Stock Option Plan	25,000	15,200
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	21,447

Total	11,034,594	926,411

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2006	3,134,389	5,368,468	$5.12
Granted	(2,244,425)	2,244,425	4.00
Exercised	—	(189,948)	0.43
Forfeited or expired	15,000	(15,000)	4.03

Balance outstanding at March 31, 2007	904,964	7,407,945	$4.91

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

General Restricted Shares Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2006	115,000	$6.17
Vested	(25,000)	8.27

Balance Outstanding at March 31, 2007	90,000	$5.59

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 which was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Research and development expense	$363	$161
General and administrative expense	1,107	704

Stock-based compensation expense included in operating expenses	$1,470	$865

Of the 2.2 million stock options granted during the three-month period ended March 31, 2007, 1.0 million stock options were granted to the Company’s newly hired Chief Executive Officer, Alan W. Dunton, M.D. Dr. Dunton’s grant of 1.0 million stock options includes 670,000 options which vest based solely on a service condition and 330,000 options which vest based on service or performance conditions. For the performance-based options, the Company estimated the probability of the achievement of the predetermined performance milestones in order to attribute the compensation expense during the three-month period ended March 31, 2007.

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three months ended March 31, 2007 and 2006 because it has established a valuation allowance against its net deferred tax assets.

The weighted average estimated fair value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $2.60 per share and $5.60 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended March 31,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	76.0%	76.0%	81.0%	81.0%
Expected dividend yield	0.0%	0.0%	0%	0%
Risk-free rate	4.70%	5.13%	4.55%	4.17%
Expected life in years	5	0.25	5	0.25

Given the changes that have occurred within the Company since March 11, 2005, the Company used a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on the Company’s stock, to calculate the expected volatility for grants and employee stock purchases during the three months ended March 31, 2007 and 2006. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and over a normalized operations period. The implied volatility was calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon observed United States Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options and employee stock purchases.

The expected life of employee stock options and employee stock purchases represents a calculation based upon the historical exercise experience for the Company over the past 8 years. For valuation purposes, the Company used the experience of a single group of employees with consistent historical behavior.

Share-based compensation expense recognized in the consolidated statement of operations for the first three months of 2007 and 2006 is based on awards ultimately expected to vest, as reduced for annualized estimated forfeitures of approximately 1.0% for 2007 and 1.4% for 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

4. Equity

Warrants

At March 31, 2007, the Company had 1.4 million warrants outstanding with an exercise price range of $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012.

Restricted Stock Grant

On January 24, 2006, the Company granted 25,000 restricted shares of common stock to a member of senior management that vested on the one year anniversary of the grant date, or January 24, 2007. The Company amortized the total expense of $207,000 ratably over the vesting period. On July 10, 2006, the Company granted 60,000 restricted shares of common stock to an executive officer of the Company that will vest on May 31, 2007. The Company is amortizing the total expense of $310,000 ratably over the vesting period. On October 26, 2006, the Company granted 30,000 restricted shares of common stock to a member of senior management that contains performance vesting. The Company is amortizing the total expense of $194,000 ratably over the estimated vesting period. As of March 31, 2007, there were 90,000 shares of restricted common stock outstanding.

5. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$2,731	$2,731	$2,193	$2,193
Asset Backed Securities	1,255	1,255	2,507	2,507
Corporate Bonds	3,544	3,544	7,154	7,154
U.S. Agencies	12,762	12,758	14,466	14,460
Certificates of Deposit	—	—	1,306	1,306

	$20,292	$20,288	$27,626	$27,620

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below (in thousands):

	March 31,	December 31,
	2007	2006
Due within one year	$20,292	$27,626
Due after one year	—	—

	$20,292	$27,626

Gross unrealized gains on marketable securities amounted to $5,000 and $8,000 at March 31, 2007 and December 31, 2006, respectively. Gross unrealized losses on marketable securities amounted to $395 and $2,000 at March 31, 2007 and December 31, 2006, respectively. The aggregate fair value of investments with unrealized losses was $996,000 and $5.9 million at March 31, 2007 and December 31, 2006, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of March 31, 2007.

There were no realized gains or losses on marketable securities for the period ended March 31, 2007 and 2006.

6. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with the Company’s vendors under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2007 and December 31, 2006.

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

In August 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, in patients treated with bevirimat compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in viral load was 1.050 log10, or a 91% decrease.

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

In December 2006, we announced preliminary results from the first cohort of the Phase 2b trial of bevirimat, which studied a 400mg bevirimat dose comprising eight 50mg tablets, a formulation that we had developed specifically for this study. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies. In this first cohort, however, the bevirimat levels in the blood or plasma concentrations were lower than we expected based on a previous study of the oral bioavailability of the 50mg tablets, suggesting that the tablet formulation used in this cohort did not deliver the drug as expected. We believe that these results support going to higher doses with alternative formulations with the aim of generating greater responses.

We have agreed to a revised trial design with the FDA and have reinitiated bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The current cohort and subsequent cohorts in the Phase 2b trial will test the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in the Phase 2a trial. Phase 2b dose escalation with the liquid formulation will involve 14-day functional monotherapy similar to the first Phase 2b cohort, except that patients will not continue on to extended dosing. After escalating to the most effective doses of bevirimat, we plan to dose one or more cohorts for a three-month period, using an optimized formulation that we believe will be suitable for pivotal clinical trials.

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

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We have filed an IND for one of our second-generation maturation inhibitors, PA-1050040, and have a Phase 1 clinical trial underway. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported revenues and expenses during the reporting periods. Our actual results could differ from these estimates.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account, and offset those amounts when we subsequently incur services related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There were no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the periods presented herein.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At March 31, 2007, our remaining long-lived assets consisted of net property and equipment totaling approximately $2.0 million.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants, where appropriate, and then making and recording our best judgment of potential loss under the guidance of SFAS No. 5, Accounting for Contingencies. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 and as of and for the three months ended March 31, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) was $1.5 million, or $0.03 per share, and $865,000, or $0.02 per share, for the three months ended March 31, 2007 and 2006, respectively, substantially all of which related to share-based compensation expense from employee stock options. For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense was recognized in our consolidated statement of operations when the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and the former Panacos, relating to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 and the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), we elected to retain our method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes model, which was also previously used for our pro forma information required under SFAS No. 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex variables which we estimate. These variables include, but are not limited to, our expected stock price volatility over the estimated life of the awards, and actual and projected employee stock option exercise activity. Given the changes that have occurred at the Company since March 11, 2005, we used a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on our stock, to calculate the expected volatility for grants and employee stock purchases during the year ended December 31, 2006 and the three months ended March 31, 2007. The two historical volatility rates were determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and a normalized operations period. The implied volatility was calculated by analyzing the implied volatilities of the publicly traded 180 day call and put options of our common stock. We concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R). The risk-free interest rate assumption is based upon observed U.S. Treasury Bill interest rates appropriate for the expected life of our employee stock options and employee stock purchases. The expected life of employee stock options and employee stock purchases represents a calculation based upon historical exercise experience. For valuation purposes, we use the experience of all employees taken as a single group. Share-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, as reduced for annualized estimated forfeitures of approximately 1.0% and 1.4%, respectively. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net revenues - Research Funding

Q1 2007	Q1 2006	Increase/(Decrease)%
$22,000	$191,000	($169,000)	-88%

Revenues decreased by 88% to $22,000 for the three months ended March 31, 2007 compared to $191,000 for the same period in 2006. The decrease was primarily due to lower research funding on our existing contract with the University of North Carolina and to the completion of work under several NIH grant funded projects in 2006. Revenues during both years consisted entirely of grant revenue and subcontractor fees. We expect revenues for fiscal year 2007 to decline from 2006 and be in the range of $100,000 to $150,000.

Research and Development

Q1 2007	Q1 2006	Increase/(Decrease)%
$7.7 million	$5.0 million	$2.7 million	54%

Total research and development spending increased by $2.7 million, or 54%, to $7.7 million for the three months ended March 31, 2007 compared to $5.0 million during the same period in 2006. The increase in 2007 compared to 2006 is primarily due to increased spending on the bevirimat development program, which entered Phase 2b clinical studies during the second quarter of 2006, and to a lesser degree our pipeline second generation maturation inhibitor and fusion programs. Non-cash stock compensation expense relating to the adoption of SFAS123(R) accounted for $363,000 and $161,000 of research and development expense during the three months ended March 31, 2007 and 2006, respectively. We expect fiscal year 2007 research and development expenses to be in the range of $28.0 million to $30.0 million. The increase in research and development expenses in 2007 reflects higher spending related to bevirimat clinical trials and tablet formulation activities.

General and Administrative

Q1 2007	Q1 2006	Increase/(Decrease)%
$3.1 million	$2.6 million	$531,000	21%

General and administrative expenses increased by $531,000, or 21%, to $3.1 million for the three months ended March 31, 2007 compared to $2.6 million during the same period in 2006. Non-cash stock compensation expense relating to the adoption of SFAS123(R) accounted for $1.1 million and $704,000 of general and administrative expense during the three months ended March 31, 2007 and 2006, respectively. Also contributing to the growth in general and administrative expenses in 2007 is the increase in marketing, business development and intellectual property activities. We expect full fiscal year 2007 general and administrative expenses to be between $12.0 million and $13.0 million.

Interest Income, Net

Q1 2007	Q1 2006	Increase/(Decrease)%
$718,000	$913,000	($195,000)	-21%

Net interest income decreased by $195,000, or 21%, to $718,000 for the three months ended March 31, 2007 compared to $913,000 during the same period in 2006. The net decrease in interest income resulted primarily from lower average cash and investment balances during the three months ended March 31, 2007 compared to the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities. Since our inception, we have financed our operation through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short-term debt and capital lease financing.

At March 31, 2007, we had combined cash, cash equivalents and marketable securities of $53.2 million and working capital of $48.1 million in comparison with cash and cash equivalents of $60.8 million and working capital of $56.5 million on December 31, 2006.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, and our second-generation maturation inhibitors, including PA-1050040, through further clinical trials, and as we increase our pre-clinical efforts for our fusion inhibitor program. We expect a decline in cash, cash equivalents and marketable securities during fiscal year 2007 in the range of $29 million to $31 million. Based on our current forecasts, we believe that we have adequate resources to fund our operations at current activity levels through 2008.

Our cash activity during the three months ended March 31, 2007 and 2006 was comprised of the following: (in thousands)

	Three Months Ended March 31,
	2007	2006
Net cash used in operating activities	$(7,766)	$(6,535)
Redemption or sale/(purchase) of available-for-sale marketable securities, net	7,639	(26,525)
Cash used in fixed asset acquisition	(30)	(228)
Net proceeds from equity transactions	102	43
Repayment of advances and other debt	(153)	(212)

Decrease in cash position	$(208)	$(33,457)

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional sales of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement was declared effective by the SEC in May 2006 and will allow us, from time to time, to offer and sell up to an aggregate of $113 million in equity securities. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at March 31, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$4,839	$1,404	$2,751	$684	$—
Notes payable	211	211	—	—	—
Other purchase obligations	14,244	13,062	1,141	41	—

Total	$19,294	$14,677	$3,892	$725	$—

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may”. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and our Annual Report on Form 10-K for the year ended December 31, 2006. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease of approximately $34,000 in the fair market value of our total portfolio at March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to Our Company

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have historically incurred operating losses, and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of March 31, 2007, we had an accumulated deficit of approximately $132.6 million. Net losses for the quarter ended March 31, 2007 were $10.1 million. Our fiscal year 2006 and 2005 net losses were $38.1 million and $59.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that as bevirimat progresses through the late-stage Phase 2 trial currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the late-stage clinical development of bevirimat. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaborations with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

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

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the quarter ended March 31, 2007, we spent approximately $7.7 million on research and development. During fiscal years 2006 and 2005, we spent approximately $24.5 million and $19.8 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may delay our development programs or suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, failure to demonstrate clinical efficacy and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the INACTINE ™ Pathogen Reduction System, which had been in Phase 3 clinical trials, due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable timeframe.

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

ITEM 6.	EXHIBITS

Exhibits

10.1	Amended and Restated Director Compensation Policy, dated April 13, 2007, and filed April 13, 2007 as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: May 7, 2007	/s/ Alan W. Dunton
Alan W. Dunton, M.D.
Chief Executive Officer

Date: May 7, 2007	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits
10.1	Amended and Restated Director Compensation Policy, dated April 13, 2007, and filed April 13, 2007 as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.