Form 10-Q
period 2007-06-30
PANACOS PHARMACEUTICALS, INC.
filed 2007-08-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2007:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,498,132

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (Unaudited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from September 29, 1999 (inception) to June 30, 2007 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to June 30, 2007 (Unaudited)	4-6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from September 29, 1999 (inception) to June 30, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$41,459	$33,140
Marketable securities	13,352	27,626
Other receivables	44	66
Prepaid expenses and other current assets	1,226	2,145

Total current assets	56,081	62,977

Property and equipment, net	1,222	2,122
Restricted cash	494	494
Other assets	449	60

Total assets	$58,246	$65,653

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$3,226
Accrued expenses	3,450	2,923
Current portion of capital lease obligation	56	—
Current portion of notes payable	52	361

Total current liabilities	5,141	6,510

Other liabilities	437	189
Capital lease obligations, net of current portion	127	—
Long-term debt	8,618	—
Deferred rent	250	270

Total liabilities	14,573	6,969

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,498,132 shares and 52,852,594 shares at June 30, 2007 and December 31, 2006, respectively	535	529
Additional paid-in capital	185,899	180,713
Accumulated other comprehensive income	—	6
Deficit accumulated during the development stage	(142,761)	(122,564)

Total stockholders’ equity	43,673	58,684

Total liabilities, redeemable preferred stock and stockholders’ equity	$58,246	$65,653

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 29, 1999 (inception) to June 30, 2007
	2007	2006	2007	2006
Revenues	$106	$35	$128	$226	$5,589

Operating expenses:
Research and development	6,182	7,288	13,884	12,288	81,523
General and administrative	3,464	8,726	6,553	11,284	37,215
In-process research and development	—	—	—	—	19,417
Impairment and contract related charges	1,218	—	1,218	—	14,991

Total operating expenses	10,864	16,014	21,655	23,572	153,146

Loss from operations	(10,758)	(15,979)	(21,527)	(23,346)	(147,557)

Interest income, net	624	941	1,342	1,854	5,735
Other expense, net	(7)	—	(12)	—	(24)

Net loss	(10,141)	(15,038)	(20,197)	(21,492)	(141,846)

Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss available to common stockholders	$(10,141)	$(15,038)	$(20,197)	$(21,492)	$(145,896)

Basic and diluted net loss per share	$(0.19)	$(0.30)	$(0.38)	$(0.43)

Weighted average shares used in calculation of basic and diluted net loss per share	53,243	50,342	53,069	50,209

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to June 30, 2007

(in thousands, except per share data)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)

Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)

Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)

Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V. I . Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005 ; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005: $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—		3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	1,271	13	—	—	1,685	—	—	—	1,698
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,670	17	—	—	(17)	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—		—	6	—	6
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	9,489	—	—	—	9,489
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,110)	(38,110)

Balance at December 31, 2006	—	—	—	—	—	—	52,853	529	—	—	180,713	—	6	(122,564)	58,684

Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	560	5	—	—	987	—	—	—	992
Vesting of restricted stock under option plan, net	—	—	—	—	—	—	85	1	—	—	206	—	—	—	207
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	2,611	—	—	—	2,611
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,197)	(20,197)

Balance at June 30, 2007	—	$—	—	$—	—	$—	53,498	$535	—	$—	$185,899	$—	$—	$(142,761)	$43,673

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from September 29, 1999 (inception) to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(20,197)	$(21,492)	$(141,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	412	2,006
Amortization of deferred financing fees	1	—	179
Stock compensation expense, including restricted stock	2,788	7,411	17,028
Non-cash interest income and other	(682)	(827)	(2,607)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment and contract related charges	1,218	—	14,991
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	22	300	177
Prepaid expenses and other current assets	919	(219)	(664)
Other assets	27	(38)	(1)
Accounts payable	(1,643)	(630)	1,583
Accrued expenses	223	1,903	5
Other liabilities	41	—	41
Deferred rent	(20)	12	250

Net cash used in operating activities	(16,960)	(13,168)	(88,362)

Cash flows from investing activities:
Purchase of available-for-sale investments	(105,374)	(153,102)	(375,208)
Redemption or sale of available-for-sale investments	120,324	122,755	364,443
Additions to property and equipment	(30)	(356)	(1,184)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	—	—	349

Net cash provided (used) by investing activities	14,920	(30,703)	(11,919)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	992	128	2,897
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,580
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	(36)	(31)
Proceeds from issuance of debt and warrants	10,000	—	10,000
Payment of deferred financing fees	(278)	—	(278)
Repayment of notes payable and capital lease obligations	(355)	(213)	(2,890)

Net cash provided (used) by financing activities	10,359	(121)	141,740

Net increase (decrease) in cash and cash equivalents	8,319	(43,992)	41,459
Cash and cash equivalents, beginning of period	33,140	87,138	—

Cash and cash equivalents, end of period	$41,459	$43,146	$41,459

Supplemental cash flow information:
Cash paid for interest	$7	$3	$186

Equipment acquired under capital leases	$229	$—	$340

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or “the Company”) is a development-stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat, formerly known as PA-457, is a once-daily oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any approved drugs or other drugs known by it to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

The Company faces certain risks and uncertainties similar to those faced by other biotechnology companies, including its ability to obtain additional funding, the success and timetable of its clinical trials, its future profitability, protection of patents and proprietary rights, uncertainty regarding development and commercialization of the Company’s product candidates, competition and technological change, manufacturing, governmental regulations, including the need for product approvals, and attracting and retaining key employees.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2007, has an accumulated deficit of $142.8 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at June 30, 2007 of $54.8 million will be sufficient to fund the Company’s operations into 2009.

Development-Stage Company

The Company is a development-stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development-stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Agreements with Multiple Deliverables (“EITF 00-21”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. The Company has recorded revenues from research contracts with various federal and state institutions. Revenues from its research contracts are recorded in the period in which the related services are performed and the reimbursable costs are incurred.

During the three months ended June 30, 2007, the Company entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE ™ technology, which was discontinued by Panacos. Enfer has received an exclusive option to enter into a license for this technology. Pursuant to the requirements of SAB 104 and EITF 00-21, the Company recognized revenue of $75,000 during the three-month period ended June 30, 2007 from Enfer for the nonrefundable license fee. In cases, such as this initial Enfer payment, in which the Company has no continuing obligation to perform services under a contract or agreement, the Company will record nonrefundable license fee revenue when it has the contractual right to receive payment in accordance with the terms of the license agreement. In cases where the Company has a continuing obligation to perform services under a contract or agreement, nonrefundable license fee revenue will be recognized ratably over a specified or performance period.

The Company is a development-stage enterprise and no revenues have been derived to date from its principal operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, valuation of acquired in-process research and development, estimates of accrued legal contingencies and the valuation assumptions used in the calculations of share-based compensation expense under SFAS No. 123(R).

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

At June 30, 2007, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of investment income. Interest on securities available-for-sale is included in interest income (expense), net. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income (expense), net. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (“SFAS No. 128”), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes the number of securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands).

	June 30,
	2007	2006
Common stock options	6,228	5,733
Common stock warrants	2,089	4,116
Non-vested restricted common stock	30	25

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases under the Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) for periods beginning in 2006. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods were not required to be restated to reflect, and did not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2007 was $1.3 million, or $0.02 per share, and $2.8 million, or $0.05 per share, respectively, and for the three and six months ended June 30, 2006 was $6.5 million, or $0.13 per share, and $7.4 million, or $0.15 per share, respectively, which related to share-based compensation expense from the issuance of employee and director stock options and restricted stock. Included in the share-based compensation expense for the three and six months ended June 30, 2006 was a stock compensation charge of approximately $5.4 million relating to the accelerated vesting of options held by the Company’s former CEO, Dr. Samuel Ackerman, upon his death pursuant to the terms of his option grants and employment agreement.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in accordance with the estimated likelihood of achieving milestones for performance based awards, in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no share-based compensation expense was recognized in the Company’s consolidated statement of operations when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 included: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions for estimating pro forma earnings under SFAS No. 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For service-based option grants, the Company utilizes a straight-line method for the recognition of compensation expense associated with the employee and director options with graded vesting. For performance-based option grants, the Company estimates the likelihood and timing of the achievement of performance milestones in recognizing compensation expense.

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

Certain of the Company’s options granted to non-employees are outside the scope of SFAS No. 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of June 30, 2007, a liability of $159,000 was reflected in the balance sheet as other liabilities. The fair value of the award is re-measured at each financial statement date until the options are exercised or expire. No options were exercised by non-employee consultants during each of the three and six months ended June 30, 2007 and 2006. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of June 30, 2007, vested stock options to acquire approximately 51,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is composed of the following: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 29, 1999 (inception) to June 30, 2007
	2007	2006	2007	2006
Net loss	$(10,141)	$(15,038)	$(20,197)	$(21,492)	$(141,846)
Unrealized loss on investments available for sale, net	(4)	(14)	(6)	(23)	—

Total comprehensive loss	$(10,145)	$(15,052)	$(20,203)	$(21,515)	$(141,846)

Recent Accounting Pronouncements

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe the adoption of EITF 07-03 will have a material impact on its overall financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 permits all entities to choose, at specified dates, to measure eligible items at fair value. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its overall financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is applicable as of January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its overall financial position or results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. The adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of June 30, 2007, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2003 and later. However, the Company is a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

3. Employee and Director Stock Benefit Plans

As of June 30, 2007, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	124,512
1999 Supplemental Equity Compensation Plan	100,000	66,495
2005 Supplemental Equity Compensation Plan	10,369,594	1,516,827

Subtotal Employee Stock Option Plans	10,944,594	1,707,834

Other Plans:
1998 Director Stock Option Plan	25,000	16,950
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	16,393

Total	11,034,594	1,741,177

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2006	3,134,389	5,368,468	$5.12
Granted	(2,843,125)	2,843,125	4.77
Exercised	—	(550,028)	1.74
Forfeited or expired	1,433,520	(1,433,520)	8.10

Balance outstanding at June 30, 2007	1,724,784	6,228,045	$4.58

Of the 2.8 million stock options granted during the six-month period ended June 30, 2007, 1.0 million stock options were granted to the Company’s Chief Executive Officer, Alan W. Dunton, M.D. Dr. Dunton’s grant of 1.0 million stock options includes 670,000 options, which vest based solely on a service condition, and 330,000 options, which vest based on service or performance conditions. For the performance-based options, the Company estimated the likelihood of the achievement of the predetermined performance milestones in order to calculate compensation expense during the three and six-months ended June 30, 2007.

The Company has a policy of issuing stock from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.

General Restricted Share Information

A summary of restricted share transactions follows:

	Shares	Weighted-average grant-date fair value
Balance Outstanding at December 31, 2006	115,000	$6.17
Vested	(85,000)	6.07

Balance Outstanding at June 30, 2007	30,000	$6.45

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchase plan transaction and restricted stock grants under SFAS No. 123(R) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$287	$144	$650	$304
General and administrative expense	1,031	6,402	2,137	7,107

Stock-based compensation expense included in operating expenses	$1,318	$6,546	$2,787	$7,411

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three and six months ended June 30, 2007 and 2006 because it has established a full valuation allowance against its net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2007 was $2.65 per share and $2.60 per share, respectively, and for the three and six months ended June 30, 2006 was $4.18 and $5.29, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended June 30,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	74.0%	74.0%	76.0%	76.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.78%	4.89%	4.99%	4.83%
Expected life in years	5.0	0.25	5.0	0.25

	For Six Months Ended June 30,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	75.9%	75.1%	80.0%	78.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.70%	5.02%	4.65%	4.55%
Expected life in years	5.0	0.25	5.0	0.25

Given the changes that have occurred at the Company since March 11, 2005 under SFAS No. 123(R), the Company uses a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on the Company’s stock, to calculate the expected volatility of grants and employee stock purchases. The two historical volatility rates are determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and over a normalized operations period. The implied volatility is calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted-average of these three calculations provides for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R).

The risk-free interest rate assumption is based upon the United States Treasury bill interest rates appropriate for the expected life of the Company’s employee and director stock options and employee stock purchases.

The expected life of employee and director stock options and employee stock purchases represents a calculation based upon the historical exercise experience for the Company over the past 8 years. For valuation purposes, the Company uses the experience of a single group of employees, which exhibits consistent historical behavior.

Share-based compensation expense recognized in the consolidated statement of operations for the three and six month periods of 2007 and 2006 is based on awards ultimately expected to vest, reduced for an estimated annualized forfeitures rate of approximately 1.0% for 2007 and 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

4. Equity

Common Stock

At the Annual Meeting of Stockholders held on June 12, 2007, the stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to decrease the aggregate number of authorized shares of common stock from 550,000,000 shares to 150,000,000 shares.

Warrants

As of June 30, 2007, the Company had 2.1 million warrants outstanding with exercise prices ranging from $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012. In connection with the Loan Agreement (see Note 8), dated June 28, 2007, the Company issued to Hercules Technology Growth Capital, Inc. (“Hercules”) a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered pursuant to the Registration Statement No. 333-132740, of which the prospectus supplement filed pursuant to Rule 424(b)(5) on June 28, 2007 is a part.

Restricted Stock Grant

As of June 30, 2007, there were 30,000 shares of restricted common stock outstanding. On October 26, 2006, the Company granted those 30,000 restricted shares of common stock, which contain performance vesting, to a member of senior management. The Company is amortizing the total expense of $194,000 for those shares ratably over the estimated vesting period. On July 10, 2006, the Company granted 60,000 restricted shares of common stock, which vested on May 31, 2007, to an executive officer of the Company. The Company amortized the total expense of $310,000 for those shares ratably over the vesting period. On January 24, 2006, the Company granted 25,000 restricted shares of common stock, which vested on the one-year anniversary of the grant date, or January 24, 2007, to a member of senior management. The Company amortized the total expense of $207,000 for those shares ratably over the vesting period.

5. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$1,966	$1,966	$2,193	$2,193
Asset Backed Securities	1,255	1,255	2,507	2,507
Corporate Bonds	3,882	3,882	7,154	7,154
U.S. Agencies	6,249	6,249	14,466	14,460
Certificates of Deposit	—	—	1,306	1,306

	$13,352	$13,352	$27,626	$27,620

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below (in thousands):

	June 30, 2007	December 31, 2006
Due within one year	$13,352	$27,626
Due after one year	—	—

	$13,352	$27,626

Gross unrealized gains on marketable securities amounted to $1,000 and $8,000 at June 30, 2007 and December 31, 2006, respectively. Gross unrealized losses on marketable securities amounted to $1,000 and $2,000 at June 30, 2007 and December 31, 2006, respectively. The aggregate fair value of investments with unrealized losses was $4.9 million and $5.9 million at June 30, 2007 and December 31, 2006, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of June 30, 2007.

There were no realized gains or losses on marketable securities for the period ended June 30, 2007 and 2006.

6. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with the Company’s vendors under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2007 and December 31, 2006.

7. Impairment and Contract Related Charges

During the three months ended June 30, 2007, the Company recognized a total impairment and contract related charge of $1.2 million associated with the sublease of a portion of the Company’s Watertown facility that had been used for the INACTINE ™ program, which was terminated by the Company in 2005. The sublease resulted in the write-off and disposition of certain fixed assets. The Company’s decision to vacate and sublease a portion of its Watertown facility and to abandon the related leasehold improvements and certain laboratory equipment resulted in an impairment as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company has adjusted the carrying value of the related long-lived assets, resulting in a write-off of the identified fixed assets’ net book value of approximately $800,000. In addition, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company determined that a cease-use date had occurred upon the signing of the sublease, and therefore, recognized a liability for the facility-related costs associated with this disposal activity and measured that liability at its fair value. The contract related charge for the facility of approximately $400,000 includes the Company’s rental obligation for the portion of the Watertown facility that is being sublet, net of sublease income.

8. Loan and Security Agreement

On June 28, 2007, the Company entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan and Security Agreement (the “Loan Agreement”) in which Hercules advanced the Company $10.0 million on June 28, 2007, the Company must draw the additional $10.0 million from Hercules by September 30, 2007 or a penalty will apply. The principal balance of each advance under the Loan Agreement will bear interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 2.95%. The interest rate for the $10.0 million advance made on June 28, 2007 is 11.20%. The Loan Agreement allows for interest-only payments on a monthly basis until July 2008, which will be extended until October 2008 if the Company satisfies certain milestones. All amounts outstanding under the Loan Agreement as of July 1, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of August 2008. The repayment period will commence in November 2008 and be extended to 33 equal monthly installments if the Company satisfies certain milestones. The Loan Agreement allows the Company to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 5.0% of the principal prepaid if paid during the first 16 months of the term, (ii) 3% of the principal prepaid if prepaid during the second 16 months of the term, and (iii) 1.0% of the principal prepaid if prepaid thereafter. Once repaid, the Company may not reborrow any advances. Hercules may require that all amounts outstanding under the Loan Agreement be prepaid upon certain event constituting a change of control or sale of substantially all of the Company’s assets. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, now owned or hereafter acquired, other than its intellectual property. The Loan Agreement contains customary covenants that, among other things, restrict the Company’s ability to incur indebtedness and pay cash dividends on its capital stock. The Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Loan Agreement. In connection with the Loan Agreement, the Company issued Hercules a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered pursuant to the Registration Statement No. 333-132740, of which the prospectus supplement filed pursuant to Rule 424(b)(5) on June 28, 2007 is a part.

At the date of the transaction, the fair value of the warrants was $1.4 million and this amount was credited to additional paid-in capital. The amount allocated to the warrants reduced the carrying value of the debt, reflected as a debt discount. The debt discount is being amortized over the term of the outstanding loan using the effective interest method. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: estimated volatility of 74.0%, risk free interest rate of 4.78%, and an expected life of five years.

The loan includes a deferred interest payment of 1.5% of the amounts borrowed under the Loan Agreement, which is payable on the maturity date. The deferred interest payment is included in deferred financing fees (classified within other assets) and is being amortized to interest expense over the term of the loan. In connection with the Loan Agreement, the Company also incurred $331,000 of additional financing fees and legal costs related to closing the Loan Agreement. These fees and costs are also classified within other assets and are being amortized over the term of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Panacos Pharmaceuticals, Inc. seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have usually preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications. Because we believe that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

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

We have agreed to a revised trial design with the FDA and have reinitiated bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The current dose escalation of the Phase 2b trial is testing the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in the Phase 2a trial. Phase 2b dose escalation with the liquid formulation will involve a 14-day functional monotherapy similar to the first Phase 2b cohort, except that patients will not continue on to extended dosing. We have completed dosing of a cohort of patients at a 250 mg bevirimat dose and are currently dosing patients at a 300 mg bevirimat dose. After escalating to the most effective doses of bevirimat, we plan to dose one or more cohorts for a three-month period using an optimized formulation that we believe will be suitable for pivotal clinical trials.

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

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We filed an IND for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We plan to study at least one other second-generation maturation inhibitor in a single dose human trial before choosing a compound for multiple dose clinical trials. We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. These compounds are currently being optimized with the goal of generating an oral drug candidate suitable for clinical testing.

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

Research and Development Revenue and Cost Recognition

Most of our revenues have been generated by research contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are a development-stage enterprise and no revenues to date have been derived from our principal operations.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account, and offset those amounts when we subsequently incur services related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There have been no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the periods presented herein.

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

In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At June 30, 2007, our remaining long-lived assets consisted of net property and equipment totaling approximately $1.2 million. In June 2007, we recognized an impairment and contract related charge of $1.2 million, of which approximately $800,000 related to the write-off of the net book value of leasehold improvements and lab equipment, pertaining to the sublease for a portion of the Watertown facility that was vacated as a result of the termination of the INACTINE ™ program.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 and as of and for the three and six months ended June 30, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense was recognized in our consolidated statement of operations when the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in 2005 pursuant to APB No. 25 associated with the amortization of deferred stock compensation related to the acceleration of the vesting of stock options that were granted prior to the merger between V.I. Technologies and the former Panacos relating to non-employee grants.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 included: (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 and the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, the compensation expense has been reduced by an estimate of forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), we elected to retain our method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes model, which was also previously used for our pro forma information required under SFAS No. 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex variables which we estimate. These variables include, but are not limited to, our expected stock price volatility over the estimated life of the awards, and actual and projected employee stock option exercise activity. Given the changes that have occurred at the Company since March 11, 2005 under SFAS No. 123(R), we use a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on our stock, to calculate the expected volatility for employee and director stock option grants and employee stock purchases. The two historical volatility rates are determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and a normalized operations period. The implied volatility is calculated by analyzing the implied volatilities of the publicly traded 180 day call and put options of our common stock. We concluded that an appropriate weighted average of these three calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS No. 123(R). The risk-free interest rate assumption is based upon the U.S. Treasury Bill interest rates appropriate for the expected life of our employee and director stock options and employee stock purchases. The expected life of employee and director stock options and employee stock purchases represents a calculation based upon historical exercise experience. For valuation purposes, we use the experience of all employees taken as a single group. Share-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, as reduced for an estimate of the annualized forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues

Q2 2007	Q2 2006	Increase/(Decrease)%
$106,000	$35,000	$71,000	203%

Revenues increased by 203% to $106,000 for the three months ended June 30, 2007 compared to $35,000 for the same period in 2006. The increase was primarily due to the recognition of a $75,000 nonrefundable license fee related to the INACTINE ™ technology development program, which was discontinued in 2005. During the three months ended June 30, 2007, we entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE ™ technology, and under which Enfer has received an exclusive option to enter into a license for this technology.

Research and development

Q2 2007	Q2 2006	Increase/(Decrease)%
$6.2 million	$7.3 million	$(1.1) million	-15%

Total research and development spending decreased by $1.1 million, or 15%, to $6.2 million for the three months ended June 30, 2007 compared to $7.3 million during the same period in 2006. The decrease in 2007 compared to 2006 is primarily due to reduced expenses on our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense relating to the adoption of SFAS No. 123(R) accounted for $287,000 and $144,000 of research and development expense during the three months ended June 30, 2007 and 2006, respectively.

General and administrative

Q2 2007	Q2 2006	Increase/(Decrease)%
$3.5 million	$8.7 million	$(5.2) million	-60%

General and administrative expenses decreased by $5.2 million, or 60%, to $3.5 million for the three months ended June 30, 2007 compared to $8.7 million during the same period in 2006. The decrease in 2007 was primarily due to non-cash stock compensation expense of approximately $5.4 million recognized during the three months ended June 30, 2006 related to the accelerated vesting of options held by the Company’s former CEO, Dr. Samuel Ackerman, upon his death pursuant to the terms of his option grants and employment agreement. Partly offsetting the decrease was an increase in general and administrative expenses in 2007 related to marketing, business development and intellectual property activities. Non-cash stock compensation accounted for $1.0 million and $6.4 million of general and administrative expense during the three months ended June 30, 2007 and 2006, respectively.

Impairment and contract related charges

Q2 2007	Q2 2006	Increase/(Decrease)%
$1.2 million	$0	$1.2 million	n/a

We recognized an impairment and contract related charge of $1.2 million during the three months ended June 30, 2007 related to the sublease for a portion of the Company’s Watertown facility, which had been used for the INACTINE ™ program that was discontinued in 2005, and the write-off and disposition of certain fixed assets associated with the sublease.

Interest income, net

Q2 2007	Q2 2006	Increase/(Decrease)%
$624,000	$941,000	$(317,000)	-34%

Net interest income decreased by $317,000, or 34%, to $624,000 for the three months ended June 30, 2007 compared to $941,000 during the same period in 2006. The net decrease in interest income resulted primarily from lower average cash and investment balances during the three months ended June 30, 2007 compared to the prior year.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

YTD 2007	YTD 2006	Increase/(Decrease)%
$128,000	$226,000	$(98,000)	-43%

Revenues decreased by 43% to $128,000 for the six months ended June 30, 2007 compared to $226,000 for the same period in 2006. The decrease was primarily due to lower research funding on our existing contract with the University of North Carolina and to the completion of work under several NIH grant funded projects in 2006, partly offset by the recognition of a $75,000 nonrefundable license fee related to the INACTINE ™ program. We expect revenues for fiscal year 2007 to decline from fiscal year 2006 and be in the range of $160,000 to $190,000.

Research and development

YTD 2007	YTD 2006	Increase/(Decrease)%
$13.9 million	$12.3 million	$1.6 million	13%

Total research and development spending increased by $1.6 million, or 13%, to $13.9 million for the six months ended June 30, 2007 compared to $12.3 million during the same period in 2006. The increase in 2007 compared to 2006 is primarily due to increased spending on the bevirimat development program, partly offset by lower spending on our other research and development programs. Non-cash stock compensation expense accounted for $650,000 and $304,000 of research and development expense during the six months ended June 30, 2007 and 2006, respectively. We expect fiscal year 2007 research and development expenses to be in the range of $26.0 million to $28.0 million. The increase in research and development expenses in 2007 reflects higher spending related to bevirimat clinical trials and formulation activities.

General and administrative

YTD 2007	YTD 2006	Increase/(Decrease)%
$6.6 million	$11.3 million	$(4.7) million	-42%

General and administrative expenses decreased by $4.7 million, or 42%, to $6.6 million for the six months ended June 30, 2007 compared to $11.3 million during the same period in 2006. The decrease in 2007 was primarily due to non-cash stock compensation expense of approximately $5.4 million recognized during June 2006 relating to the accelerated vesting of options held by the Company’s former CEO, Dr. Ackerman, upon his death pursuant to the terms of his option grants and employment agreement. Partly offsetting the decrease was an increase in general and administrative expenses in 2007 related to marketing, business development and intellectual property activities. Non-cash stock compensation expense accounted for $2.1 million and $7.1 million of general and administrative expense during the six months ended June 30, 2007 and 2006, respectively. We expect full fiscal year 2007 general and administrative expenses to be between $13.0 million and $13.5 million.

Impairment and contract related charges

YTD 2007	YTD 2006	Increase/(Decrease)%
$1.2 million	$0.0	$1.2 million	n/a

We recognized an impairment and contract related charge of $1.2 million during the six months ended June 30, 2007 related to the sublease for a portion of the Company’s Watertown facility, which had been used for the INACTINE ™ program that was discontinued in 2005, and the write-off and disposition of certain fixed assets associated with the sublease.

Interest income, net

YTD 2007	YTD 2006	Increase/(Decrease)%
$1.3 million	$1.9 million	$(512,000)	-27%

Net interest income decreased by $512,000, or 27%, to $1.3 million for the six months ended June 30, 2007 compared to $1.9 million during the same period in 2006. The net decrease in interest income resulted primarily from lower average cash and investment balances during the six months ended June 30, 2007 compared to the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities and debt financing. Since our inception, we have financed our operations through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short and long-term debt and capital lease financing. On June 28, 2007, we entered into a $20.0 million term loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). Pursuant to the Loan and Security Agreement in which Hercules advanced us $10.0 million on June 28, 2007, we must draw the additional $10.0 million from Hercules by September 30, 2007.

At June 30, 2007, we had combined cash, cash equivalents and marketable securities of $54.8 million and working capital of $50.9 million in comparison with cash and cash equivalents of $60.8 million and working capital of $56.5 million on December 31, 2006.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, and our second-generation maturation inhibitors, including PA-040, through further clinical trials, and as we increase our pre-clinical efforts for our fusion inhibitor program. We expect a decline in cash, cash equivalents and marketable securities during fiscal year 2007 in the range of $10 million to $12 million. Based on our current forecasts, we believe that we have adequate resources to fund our operations into 2009.

Our cash activity during the six months ended June 30, 2007 and 2006 was comprised of the following: (in thousands)

	Six Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(16,960)	$(13,168)
Redemption or sale/(purchase) of available-for-sale marketable securities, net	14,950	(30,347)
Cash used in fixed asset acquisition	(30)	(356)
Net proceeds from equity transactions	992	92
Net proceeds from the issuance of debt and warrants	9,722	—
Repayment of advances and other debt	(355)	(213)

Decrease in cash position	$8,319	$(43,992)

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional sales of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million. This aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement discussed above. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at June 30, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$3,339	$725	$2,025	$589	$—
Capital lease	183	56	127	—	—
Term loan	10,000	—	7,405	2,595	—
Note payable	52	52	—	—	—
Other purchase obligations	8,399	7,849	521	29	—

Total	$21,973	$8,682	$10,078	$3,213	$—

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease of approximately $36,000 in the fair market value of our total portfolio at June 30, 2007.

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

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of June 30, 2007, we had an accumulated deficit of approximately $142.8 million. Net losses for the quarter ended and six months ended June 30, 2007 were $10.1 million and $20.2 million, respectively. Our fiscal year 2006 and 2005 net losses were $38.1 million and $59.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that as bevirimat progresses through the late-stage Phase 2 trial currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the late-stage clinical development of bevirimat. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaborations with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

Our secured loan agreement contains various covenants that may restrict our business and financing activities.

On June 28, 2007, we entered into a $20.0 million loan and security agreement with Hercules Technology Growth Capital, a third party lender, under which we have received $10.0 million in principal to date and are obligated to draw down the remaining $10.0 million by September 30, 2007. Loans under the agreement are secured by substantially all of our assets, other than our intellectual property rights. The agreement contains covenants that, among other things, restrict our ability to:

•	incur indebtedness;

•	pay cash dividends on our capital stock;

•	repurchase or redeem our capital stock;

•	make certain types of investments;

•	create liens;

•	use assets as security in other transactions;

•	sell certain assets; and

•	enter into certain transactions with our employees, officers or directors.

These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we will need to raise additional equity or other financing to finance our future requirements. However, due to the restrictive nature of these covenants, we may find it difficult to obtain additional financing on acceptable terms, or at all. In addition, any failure to comply with these restrictions or our other covenants contained in the agreement may restrict our ability to borrow additional funds under the agreement and result in an event of default. Such default may allow the lender to accelerate the maturity of our obligations under the agreement. If, in the case of default or certain events constituting a change of control or sale of substantially all of the Company’s assets, our debt were to be accelerated, we cannot assure you that we would be able to repay it at the time of acceleration. If we cannot repay all amounts that we have borrowed under the agreement, our lender could assume ownership of our pledged assets. In addition, our default could give the lender the right to terminate any commitments that it has made to provide us with additional funds.

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

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the quarter and the six months ended June 30, 2007, we spent approximately $6.2 million and $13.9 million, respectively, on research and development. During fiscal years 2006 and 2005, we spent approximately $24.5 million and $19.8 million on research and development, respectively.

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

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in December 2006, we announced results of the first cohort of our Phase 2b study, which showed bevirimat plasma concentrations lower than we anticipated, suggesting that the tablet formulation used for the study did not provide the expected drug exposures. We believe that additional development work required as a result of this formulation issue may cause a delay of between three and twelve months in the initiation of bevirimat pivotal trials, although the delay could be longer than twelve months and the formulation issues may not be resolvable by us at all. We have agreed to a revised trial design with the FDA, which will enable us to continue bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late-stage development and commercialization.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2007, we held our Annual Meeting of Stockholders. The following matters were approved at that meeting:

1.	The election of Dr. Alan W. Dunton, Mr. Joseph M. Limber and Mr. Robert G. Savage as Class III Directors to serve until the 2010 Annual Meeting of Stockholders or until their respective successors are elected and qualified. There were 41,752,536 shares of common stock voted for the election of Dr. Dunton, and 426,635 shares of common stock withheld. There were 39,656,402 shares of common stock voted for the election of Mr. Limber, and 2,522,769 shares of common stock withheld. There were 40,860,937 shares of common stock voted for the election of Mr. Savage, and 1,318,234 shares of common stock withheld.

In addition, the terms in office of Mr. Jeremy Hayward-Surry, Dr. Laurent Fischer, Mr. Irwin Lerner and Mr. R. John Fletcher continued after the meeting.

2.	The approval of the amendment to the Company’s Certificate of Incorporation to decrease from 550,000,000 shares to 150,000,000 shares the aggregate number of shares of common stock authorized to be issued. There were 41,915,081 shares of common stock voted for such ratification, 239,762 shares of common stock voted against such ratification, and holders of 24,326 shares of common stock abstained from the vote.

3.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year. There were 42,002,592 shares of common stock voted for such ratification, 137,266 shares of common stock voted against such ratification, holders of 39,312 shares of common stock abstained from the vote, and there were no broker non-votes.

ITEM 6.	EXHIBITS

Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 2007. Filed herewith.

10.1	Amended and Restated Director Compensation Policy, dated April 13, 2007, and filed April 13, 2007 as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

10.2	Loan and Security Agreement, dated June 28, 2007 between Panacos Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. Filed herewith. ***

10.3	Warrant held by Hercules Technology Growth Capital, Inc. to purchase common stock of Panacos Pharmaceuticals, Inc., dated June 28, 2007. Filed herewith.

10.4	Sublease made as of June 28, 2007 by and between Panacos Pharmaceuticals, Inc. and Wolfe Laboratories, Incorporated. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Statement of Policy with respect to Equity Award Approvals dated June 12, 2007 and filed June 14, 2007 as Exhibit 99.1 on a Current Report on From 8-K (file number 000-24241).

***	Portions of this Exhibit were omitted by [***], and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2007	/s/ Alan W. Dunton
Alan W. Dunton, M.D.
Chief Executive Officer and President

Date: August 7, 2007	/s/ Peyton J. Marshall
Peyton J. Marshall, Ph.D.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits
3.1	Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 2007. Filed herewith.

10.1	Amended and Restated Director Compensation Policy, dated April 13, 2007, and filed April 13, 2007 as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

10.2	Loan and Security Agreement, dated June 28, 2007 between Panacos Pharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. Filed herewith. ***

10.3	Warrant held by Hercules Technology Growth Capital, Inc. to purchase common stock of Panacos Pharmaceuticals, Inc., dated June 28, 2007. Filed herewith.

10.4	Sublease made as of June 28, 2007 by and between Panacos Pharmaceuticals, Inc. and Wolfe Laboratories, Incorporated. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Statement of Policy with respect to Equity Award Approvals dated June 12, 2007 and filed June 14, 2007 as Exhibit 99.1 on a Current Report on From 8-K (file number 000-24241).

***	Portions of this Exhibit were omitted by [***], and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.