Form 10-Q
period 2007-09-30
PANACOS PHARMACEUTICALS, INC.
filed 2007-11-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2007:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,537,023

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (Unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from September 29, 1999 (inception) to September 30, 2007 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to September 30, 2007 (Unaudited)	4-6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from September 29, 1999 (inception) to September 30, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,790	$33,140
Marketable securities	15,367	27,626
Other receivables	134	66
Prepaid expenses and other current assets	1,217	2,145

Total current assets	49,508	62,977

Property and equipment, net	1,126	2,122
Restricted cash	494	494
Other assets	434	60

Total assets	$51,562	$65,653

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,556	$3,226
Accrued expenses	3,525	2,923
Current portion of capital lease obligation	57	—
Current portion of notes payable	—	361

Total current liabilities	5,138	6,510

Other liabilities	331	189
Capital lease obligations, net of current portion	112	—
Long-term debt	8,656	—
Deferred rent	241	270

Total liabilities	14,478	6,969

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,509,701 shares and 52,852,594 shares at September 30, 2007 and December 31, 2006, respectively	535	529
Additional paid-in capital	187,215	180,713
Accumulated other comprehensive income	8	6
Deficit accumulated during the development stage	(150,674)	(122,564)

Total stockholders’ equity	37,084	58,684

Total liabilities, redeemable preferred stock and stockholders’ equity	$51,562	$65,653

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to September 30, 2007
	2007	2006	2007	2006
Revenues	$30	$33	$158	$259	$5,619
Operating expenses:
Research and development	4,988	5,688	18,872	17,976	86,511
General and administrative	3,228	3,183	9,781	14,467	40,443
In-process research and development	—	—	—	—	19,417
Impairment and contract related charges	54	—	1,272	—	15,045

Total operating expenses	8,270	8,871	29,925	32,443	161,416

Loss from operations	(8,240)	(8,838)	(29,767)	(32,184)	(155,797)
Interest income	679	928	2,034	2,785	6,879
Interest expense	(351)	—	(364)	(3)	(816)
Other expense, net	(1)	(3)	(13)	(3)	(25)

Net loss	(7,913)	(7,913)	(28,110)	(29,405)	(149,759)
Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss available to common stockholders	$(7,913)	$(7,913)	$(28,110)	$(29,405)	$(153,809)

Basic and diluted net loss per share	$(0.15)	$(0.16)	$(0.53)	$(0.58)

Weighted average shares used in calculation of basic and diluted net loss per share	53,500	50,416	52,963	50,279

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to September 30, 2007

(in thousands, except per share data)

(unaudited)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)
Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	848	8	—	—	169	—	—	—	177
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,318	13	—	—	3,150	—	—	—	3,163
Accretion of dividends	—	285	—	166	—	—	—	—	—	—	(416)	—	—	(35)	(451)
Accretion of stock issuance costs	—	8	—	2	—	—	—	—	—	—	(10)	—	—	—	(10)
Acquisition of V. I . Technologies	(24,138)	(19,492)	(7,392)	(10,866)	—	—	27,178	271	438	(4)	62,736	(30)	—	—	62,973
Issuance of common stock on March 11, 2005 ; $2.00 per share, net	—	—	—	—	—	—	10,000	100	—	—	18,012	—	—	—	18,112
Cancellation of treasury stock on April 29, 2005	—	—	—	—	—	—	(438)	(4)	(438)	4	—	—	—	—	—
Issuance of common stock on April 29, 2005: $2.00 per share, net	—	—	—	—	—	—	1,231	12	—	—	2,175	—	—	—	2,187
Issuance of common stock on October 12, 2005: $10.50 per share, net	—	—	—	—	—	—	8,250	83	—	—	80,937	—	—	—	81,020
Issuance of restricted stock under option plan, net	—	—	—	—	—	—	72	1	—	—	228	(229)	—	—	—
Stock compensation and amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,226	1,728	—		3,954
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,078)	(59,078)

Balance at December 31, 2005	—	—	—	—	—	—	49,912	499	—	—	169,877	(321)	—	(84,454)	85,601
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	1,271	13	—	—	1,685	—	—	—	1,698
Issuance of common stock under stock purchase warrant agreements	—	—	—	—	—	—	1,670	17	—	—	(17)	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—		—	6	—	6
Eliminate deferred stock compensation	—	—	—	—	—	—	—	—	—	—	(321)	321	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	9,489	—	—	—	9,489
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,110)	(38,110)

Balance at December 31, 2006	—	—	—	—	—	—	52,853	529	—	—	180,713	—	6	(122,564)	58,684
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	572	5	—	—	1,004	—	—	—	1,009
Vesting of restricted stock under option plan, net	—	—	—	—	—	—	85	1	—	—	230	—	—	—	231
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	3,886	—	—	—	3,886
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,110)	(28,110)

Balance at September 30, 2007	—	$—	—	$—	—	$—	53,510	$535	—	$—	$187,215	$—	$8	$(150,674)	$37,084

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(28,110)	$(29,405)	$(149,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	584	2,105
Amortization of deferred financing fees	57	—	235
Stock compensation expense, including restricted stock	4,005	8,544	18,245
Non-cash interest income and other	(1,075)	(1,439)	(3,000)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment and contract related charges	1,272	—	15,045
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	(68)	279	87
Prepaid expenses and other current assets	928	(166)	(655)
Other assets	27	(10)	(1)
Accounts payable	(1,671)	59	1,555
Accrued expenses	271	(776)	53
Other liabilities	41	—	41
Deferred rent	(29)	11	241

Net cash used in operating activities	(23,910)	(22,319)	(95,312)

Cash flows from investing activities:
Purchase of available-for-sale investments	(167,638)	(219,485)	(437,472)
Redemption or sale of available-for-sale investments	180,974	186,505	425,093
Additions to property and equipment	(33)	(482)	(1,187)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	—	—	349

Net cash provided by (used in) investing activities	13,303	(33,462)	(13,536)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	1,009	443	2,914
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,580
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	(36)	(31)
Proceeds from issuance of debt and warrants	10,000	—	10,000
Payment of deferred financing fees	(332)	—	(332)
Repayment of notes payable and capital lease obligations	(420)	(213)	(2,955)

Net cash provided by financing activities	10,257	194	141,638

Net (decrease) increase in cash and cash equivalents	(350)	(55,587)	32,790
Cash and cash equivalents, beginning of period	33,140	87,138	—

Cash and cash equivalents, end of period	$32,790	$31,551	$32,790

Supplemental cash flow information:
Cash paid for interest	$213	$3	$392

Equipment acquired under capital leases	$229	$—	$340

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2007, has an accumulated deficit of $150.7 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at September 30, 2007 of $48.2 million, with the $10.0 million from the second draw on the loan with Hercules Technology Growth Capital (“Hercules”) received by the Company on October 1, 2007, will be sufficient to fund the Company’s operations into 2009.

Reclassification

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform with current period presentation. These reclassifications had no effect on the Company’s reported net loss or financial position.

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

During the second quarter of 2007, the Company entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the Inactine ™ technology, which was discontinued by Panacos. Enfer received an exclusive option to enter into a license for this technology. Pursuant to the requirements of SAB 104 and EITF 00-21, the Company recognized revenue of $75,000 during the second quarter of 2007 from Enfer for the nonrefundable license fee. In cases such as this initial Enfer payment in which the Company has no continuing obligation to perform services under a contract or agreement, the Company will record nonrefundable license fee revenue when it has the contractual right to receive payment in accordance with the terms of the license agreement. In cases where the Company has a continuing obligation to perform services under a contract or agreement, nonrefundable license fee revenue will be recognized ratably over a specified or performance period.

As the Company is considered a development-stage enterprise, no revenues have been derived to date from its principal operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, estimates of accrued legal contingencies and the valuation assumptions used in the calculations of share-based compensation expense under SFAS 123(R).

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash that have maturities of three months or less from the date of purchase and consist of money market funds, commercial paper, certificates of deposit, U.S. agency obligations, asset-backed securities and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months.

At September 30, 2007, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Interest on securities available-for-sale is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (“SFAS 128”), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive: (in thousands)

	September 30,
	2007	2006
Common stock options	5,644	5,764
Common stock warrants	2,089	4,116
Non-vested restricted common stock	30	85

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans. The Company recognized stock-based compensation expense of $1.2 million, or $0.02 per share, and $4.0 million, or $0.08 per share, during the three and nine months ended September 30, 2007, respectively, and $1.1 million, or $0.02 per share, and $8.5 million, or $0.17 per share, during the three and nine months ended September 30, 2006, respectively. Included in the share-based compensation expense for the nine months ended September 30, 2006 was a stock compensation charge of approximately $5.4 million relating to the accelerated vesting of options held by the Company’s former CEO, Dr. Samuel Ackerman, upon his death pursuant to the terms of his option grants and employment agreement.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of September 30, 2007, a liability of $77,000 was reflected in the balance sheet in other liabilities. The fair value of the award is re-measured at each financial statement date until the options are exercised or expire. No options were exercised by non-employee consultants during each of the three and nine months ended September 30, 2007 and 2006. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of September 30, 2007, vested stock options to acquire approximately 51,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is comprised of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2007
	2007	2006	2007	2006
Net loss	$(7,913)	$(7,913)	$(28,110)	$(29,405)	$(149,759)
Unrealized gain on investments available for sale, net	8	30	2	7	8

Total comprehensive loss	$(7,905)	$(7,883)	$(28,108)	$(29,398)	$(149,751)

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified dates, to measure eligible items at fair value. SFAS 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material impact on its overall financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is applicable as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its overall financial position or results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. The adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of September 30, 2007, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2003 and later. However, the Company is a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

3. Employee and Director Stock Benefit Plans

As of September 30, 2007, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	129,801
1999 Supplemental Equity Compensation Plan	100,000	66,495
2005 Supplemental Equity Compensation Plan	10,369,594	2,092,946

Subtotal Employee Stock Option Plans	10,944,594	2,289,242

Other Plans:
1998 Director Stock Option Plan	25,000	16,950
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	7,811

Total	11,034,594	2,314,003

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2006	3,134,389	5,368,468	$5.12
Granted	(2,844,125)	2,844,125	4.77
Exercised	—	(553,028)	1.73
Forfeited or expired	2,015,928	(2,015,928)	7.49

Balance outstanding at September 30, 2007	2,306,192	5,643,637	$4.43

Of the 2.8 million stock options granted during the nine-month period ended September 30, 2007, 1.0 million stock options were granted to the Company’s Chief Executive Officer, Alan W. Dunton, M.D. Dr. Dunton’s grant of 1.0 million stock options includes 670,000 options, which vest based solely on a service condition, and 330,000 options, which vest based on service or performance conditions. For the performance-based options, the Company estimated the likelihood of the achievement of the predetermined performance milestones in order to calculate compensation expense during the three and nine months ended September 30, 2007, and will adjust the expense recognition prospectively if there is a change in the estimate for achieving the performance milestones.

The Company has a policy of issuing stock from its registered, but unissued, stock pool through its transfer agent to satisfy stock option exercises.

General Restricted Share Information

A summary of restricted share transactions follows:

	Shares	Weighted-average grant-date fair value
Balance Outstanding at December 31, 2006	115,000	$6.17
Vested	(85,000)	6.07

Balance Outstanding at September 30, 2007	30,000	$6.45

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchase plan transactions and restricted stock grants under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expense	$265	$183	$915	$488
General and administrative expense	952	949	3,090	8,056

Stock-based compensation expense included in operating expenses	$1,217	$1,132	$4,005	$8,544

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three and nine months ended September 30, 2007 and 2006 because it has established a full valuation allowance against its net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2007 was $1.88 per share and $2.60 per share, respectively, and for the three and nine months ended September 30, 2006 was $3.30 and $5.02, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended September 30,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	78.0%	78.0%	75.0%	75.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.38%	4.54%	4.86%	5.03%
Expected life in years	5.0	0.25	6.0	0.25

	For Nine Months Ended September 30,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	75.9%	76.4%	79.0%	76.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.70%	4.81%	4.68%	4.76%
Expected life in years	5.0	0.25	5.0	0.25

Given the changes that have occurred at the Company since the merger, for purposes of SFAS 123(R), the Company uses a blend of two historical volatility rates, along with an implied volatility rate for exchange-traded options on the Company’s stock, to calculate the expected volatility of grants and employee stock purchases. The two historical volatility rates are determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and over a normalized operations period. The implied volatility is calculated by analyzing the 180 day average minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an appropriate weighted-average of these three calculations provides for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).

The risk-free interest rate assumption is based upon the United States Treasury bill interest rates appropriate for the expected life of the Company’s employee and director stock options and employee stock purchases.

The expected life of employee and director stock options and employee stock purchases represents a calculation based upon the historical exercise experience for the Company over the past 8 years. For valuation purposes, the Company uses the experience of a single group of employees, which has exhibited consistent historical behavior.

Share-based compensation expense recognized in the consolidated statement of operations for the three and nine month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for an estimated annualized forfeiture rate of approximately 1.0% for fiscal 2007 and 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

4. Equity

Common Stock

At the Annual Meeting of Stockholders held on June 12, 2007, the stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to decrease the aggregate number of authorized shares of common stock from 550,000,000 shares to 150,000,000 shares.

Warrants

As of September 30, 2007, the Company had 2.1 million warrants outstanding with exercise prices ranging from $0.75 to $17.50 per share. The warrants expire between December 2007 and September 2012. In connection with the Loan Agreement (see Note 8), dated June 28, 2007, the Company issued to Hercules a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered under the Registration Statement No. 333-132740 and further described in a prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on June 28, 2007.

Restricted Stock Grant

As of September 30, 2007, there were 30,000 shares of restricted common stock outstanding. On October 26, 2006, the Company granted those 30,000 restricted shares of common stock, which contain performance vesting, to a member of senior management. The Company is amortizing the total expense of $194,000 for those shares ratably over the estimated vesting period. On July 10, 2006, the Company granted 60,000 restricted shares of common stock, which vested based on a service condition on May 31, 2007, to an executive officer of the Company. The Company amortized the total expense of $310,000 for those shares ratably over the vesting period. On January 24, 2006, the Company granted 25,000 restricted shares of common stock, which vested on the one-year anniversary of the grant date, or January 24, 2007, to a member of senior management. The Company amortized the total expense of $207,000 for those shares ratably over the vesting period.

5. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	September 30, 2007		December 31, 2006
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$4,374	$4,374	$2,193	$2,193
Asset Backed Securities	754	753	2,507	2,507
Corporate Bonds	4,208	4,207	7,154	7,154
U.S. Agencies	6,031	6,025	14,466	14,460
Certificates of Deposit	—	—	1,306	1,306

	$15,367	$15,359	$27,626	$27,620

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	September 30, 2007	December 31, 2006
Due within one year	$15,367	$27,626
Due after one year	—	—

	$15,367	$27,626

Gross unrealized gains on marketable securities amounted to $9,000 and $8,000 at September 30, 2007 and December 31, 2006, respectively. Gross unrealized losses on marketable securities amounted to $1,000 and $2,000 at September 30, 2007 and December 31, 2006, respectively. The aggregate fair value of investments with unrealized losses was $3.9 million and $5.9 million at September 30, 2007 and December 31, 2006, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of September 30, 2007.

There were no realized gains or losses on marketable securities during the three and nine months ended September 30, 2007 and 2006.

6. Guarantees

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with the Company’s vendors under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of September 30, 2007 and December 31, 2006.

7. Impairment and Contract Related Charges

During the second quarter of 2007, the Company recognized a total impairment and contract related charge of $1.2 million associated with the sublease of a portion of the Company’s Watertown facility that had been used for the Inactine program, which was terminated by the Company in 2005. During the third quarter of 2007, the Company recognized an additional impairment and contract related charge of $54,000 related to additional fees associated with the sublease. The sublease resulted in the write-off and disposition of certain fixed assets. The Company’s decision to vacate and sublease a portion of its Watertown facility and to abandon the related leasehold improvements and certain laboratory equipment resulted in an impairment as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company has adjusted the carrying value of the related long-lived assets, resulting in a write-off of the identified fixed assets’ net book value of approximately $800,000. In addition, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company determined that a cease-use date had occurred upon the signing of the sublease, and therefore, recognized a liability for the facility-related costs associated with this disposal activity and measured that liability at its fair value. The contract related charge for the facility, which increased by $54,000 during the three month period ended September 30, 2007 to approximately $475,000, includes the Company’s rental obligation for the portion of the Watertown facility that is being sublet, net of sublease income.

8. Loan and Security Agreement

On June 28, 2007, the Company entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan and Security Agreement (the “Loan Agreement”) in which Hercules advanced the Company $10.0 million on June 28, 2007, the Company received the second $10.0 million tranche from Hercules under the Loan Agreement on October 1, 2007. The principal balance of each advance under the Loan Agreement will bear interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 2.95%. The interest rate for the first $10.0 million advance made on June 28, 2007 was 11.20%. The interest rate for the second $10.0 million advance is 10.7%. The Loan Agreement allows for interest-only payments on a monthly basis until July 2008, which will be extended until October 2008 if the Company satisfies certain milestones. All amounts outstanding under the Loan Agreement as of July 1, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of August 2008. The repayment period will commence in November 2008 and be extended to 33 equal monthly installments if the Company satisfies certain milestones. The Loan Agreement allows the Company to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 5.0% of the principal prepaid if paid during the first 16 months of the term, (ii) 3% of the principal prepaid if prepaid during the second 16 months of the term, and (iii) 1.0% of the principal prepaid if prepaid thereafter. Once repaid, the Company may not reborrow any advances. Hercules may require that all amounts outstanding under the Loan Agreement be prepaid upon certain events constituting a change of control or sale of substantially all of the Company’s assets. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, now owned or hereafter acquired, other than its intellectual property. The Loan Agreement contains customary covenants that, among other things, restrict the Company’s ability to incur indebtedness and pay cash dividends on its capital stock. The Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Loan Agreement. In connection with the Loan Agreement, the Company issued Hercules a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered under the Registration Statement No. 333-132740 and further described in a prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on June 28, 2007.

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

The loan includes a deferred interest payment of 1.5% of the amounts borrowed under the Loan Agreement, which is payable on the maturity date. The deferred interest payment is included in deferred financing fees (classified within other assets) and is being amortized to interest expense over the term of the loan. In connection with the Loan Agreement, the Company also incurred $332,000 of additional financing fees and legal costs related to closing the Loan Agreement. These fees and costs are also classified within other assets and are being amortized over the term of the loan.

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

In June 2006, we initiated a Phase 2b trial of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat is being administered to HIV-infected patients in combination with approved HIV drugs. We are enrolling patients failing current therapy in this trial, who receive either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. The primary objective of this trial is to determine an appropriate dose or doses of bevirimat for pivotal clinical trials. The primary efficacy endpoint of the study is viral load reduction after two weeks of bevirimat dosing on top of patients’ failing background drug regimens. Additional planned endpoints of this trial were to include safety after two weeks and twelve weeks, as well as viral load reduction after twelve weeks of dosing.

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

In March 2007, we agreed to a revised trial design (now designated as Part B of the study) with the FDA and have reinitiated bevirimat dose escalation in the Phase 2b trial while we continue to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The current dose escalation of Part B of the Phase 2b trial is testing the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation, which was utilized in the Phase 2a trial. Part B Phase 2b dose escalation with the liquid formulation involves a 14-day functional monotherapy period similar to the first Phase 2b cohort, except that patients do not continue on to extended dosing. We have completed dosing of two cohorts of patients, one at a 250 mg bevirimat dose and one at a 300 mg bevirimat dose. The Cohort 3 (300 mg) bevirimat group demonstrated a mean antiviral effect of -1.02 log10 on day 15 as compared to placebo patients who had a mean increase in viral load of 0.035 log10. The same data for Cohort 2 (250 mg) showed a mean antiviral effect of -0.68 log10 and 0.18 log10 on day 15 in the bevirimat and placebo groups, respectively. Bevirimat appeared to be safe and well tolerated in these cohorts. Assuming bevirimat continues to be safe and well tolerated, dose escalation is planned to continue at 50mg increments until a dose or doses suitable for pivotal studies has been identified. Following final review of safety data and FDA confirmation, we plan to initiate a 350mg cohort in the fourth quarter of 2007.

Prior to the initiation of the Phase 2b trial, we completed two drug interaction studies, chronic toxicology studies and a clinical bioavailability study of a tablet form of the drug. During 2007, we completed additional Phase 1 clinical studies of bevirimat, one to identify the site of absorption of the compound in the alimentary canal and the second to study liquid formulations of the compound that may be suitable for extended dosing in future clinical trials. To date, we have dosed over 100 patients and subjects at the highest oral solution dose of bevirimat, or 200 mg, used in the Phase 2a trial and have seen a good safety and tolerability profile for bevirimat with no indication of a relationship between adverse events and drug levels.

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

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun off as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the Inactine Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the Inactine system.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account, and offset those amounts when we subsequently incur services related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period could be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There have been no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the periods presented herein.

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

Asset Impairments

We review the valuation of long-lived assets, including property and equipment and intangible assets, under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. We are required to assess the recoverability of long-lived assets on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant decrease in the market value of an asset;

•	significant adverse change in our business or industry; and

•	significant decline in our stock price for a sustained period.

In accordance with SFAS 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At September 30, 2007, our remaining long-lived assets consisted of net property and equipment totaling approximately $1.1 million. In June 2007, we recognized an impairment and contract related charge of $1.2 million, of which approximately $800,000 related to the write-off of the net book value of leasehold improvements and lab equipment, pertaining to the sublease for a portion of the Watertown facility that was vacated as a result of the termination of the Inactine program. During the three months ended September 30, 2007, we recognized an additional impairment and contract related charge of $54,000 related to the sublease.

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

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statement No. 123, or SFAS 123(R), effective January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases, restricted stock and other equity awards based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, for periods prior to 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the three and nine months ended September 30, 2007, and as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

We estimate the fair value of stock option awards as of the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the expected life of the award and a risk-free interest rate. We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Any changes in these assumptions may materially affect the estimated fair value of our stock-based awards.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues

Q3 2007	Q3 2006	Increase/(Decrease)%
$30,000	$33,000	$(3,000)	-9%

Revenues decreased by 9% to $30,000 for the three months ended September 30, 2007 compared to $33,000 for the same period in 2006. The decrease in 2007 compared to 2006 was primarily due to lower research funding on our contract with the University of North Carolina.

Research and development

Q3 2007	Q3 2006	Increase/(Decrease)%
$5.0 million	$5.7 million	$(700,000)	-12%

Total research and development spending decreased by $700,000, or 12%, to $5.0 million for the three months ended September 30, 2007 compared to $5.7 million during the same period in 2006. The decrease in 2007 compared to 2006 is primarily due to reduced expenses on our pipeline second-generation maturation inhibitor and fusion programs, partly offset by higher expenses on our bevirimat development program. Non-cash stock compensation expense relating to the adoption of SFAS 123(R) accounted for $265,000 and $183,000 of research and development expense during the three months ended September 30, 2007 and 2006, respectively.

General and administrative

Q3 2007	Q3 2006	Increase/(Decrease)%
$3.2 million	$3.2 million	$45,000	1%

General and administrative expenses increased by $45,000, or 1%, to $3.2 million for the three months ended September 30, 2007 compared to $3.2 million during the same period in 2006. The increase in 2007 was primarily due to higher marketing, business development and intellectual property expenses, combined with severance related expenses resulting from the recent resignation of the Company’s Chief Financial Officer, Peyton Marshall, Ph.D., partly offset by lower corporate franchise taxes. Non-cash stock compensation accounted for $952,000 and $949,000 of general and administrative expense during the three months ended September 30, 2007 and 2006, respectively.

Impairment and contract related charges

Q3 2007	Q3 2006	Increase/(Decrease)%
$54,000	$0	$54,000	n/a

We recognized an additional impairment and contract related charge of $54,000 during the three months ended September 30, 2007 related to additional fees on the sublease for a portion of the Company’s Watertown facility.

Interest income

Q3 2007	Q3 2006	Increase/(Decrease)%
$679,000	$928,000	$(249,000)	-27%

Interest income decreased by $249,000, or 27%, to $679,000 for the three months ended September 30, 2007 compared to $928,000 during the same period in 2006. The decrease in interest income resulted from lower cash and investment balances during the three months ended September 30, 2007.

Interest expense

Q3 2007	Q3 2006	Increase/(Decrease)%
$351,000	$0	$351,000	n/a

The majority of the interest expense that we recognized during the three months ended September 30, 2007 resulted from our loan balance with Hercules Technology Growth Capital, Inc., which we entered into during the second quarter of 2007.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues

YTD 2007	YTD 2006	Increase/(Decrease)%
$158,000	$259,000	$(101,000)	-39%

Revenues decreased by 39% to $158,000 for the nine months ended September 30, 2007 compared to $259,000 for the same period in 2006. The decrease was primarily due to lower research funding on our existing contract with the University of North Carolina and the completion of work under several NIH grant funded projects in 2006. The decrease was partly offset by the recognition of a $75,000 nonrefundable license fee in the second quarter of 2007 related to the Inactine technology development program, which was discontinued in 2005. We expect revenues for fiscal year 2007 to decline from fiscal year 2006 and be in the range of $170,000 to $185,000.

Research and development

YTD 2007	YTD 2006	Increase/(Decrease)%
$18.9 million	$18.0 million	$896,000	5%

Total research and development spending increased by $896,000, or 5%, to $18.9 million for the nine months ended September 30, 2007 compared to $18.0 million during the same period in 2006. The increase in 2007 compared to 2006 is primarily due to increased spending on the bevirimat development program, partly offset by lower spending on our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense accounted for $915,000 and $488,000 of research and development expenses during the nine months ended September 30, 2007 and 2006, respectively. We expect fiscal year 2007 research and development expenses to be in the range of $26 million to $27 million. The increase in research and development expenses in 2007 reflects higher spending related to bevirimat clinical trials and formulation activities.

General and administrative

YTD 2007	YTD 2006	Increase/(Decrease)%
$9.8 million	$14.5 million	$(4.7) million	-32%

General and administrative expenses decreased by $4.7 million, or 32%, to $9.8 million for the nine months ended September 30, 2007 compared to $14.5 million during the same period in 2006. The decrease in 2007 was primarily due to non-cash stock compensation expense of approximately $5.4 million recognized during the second quarter of 2006 relating to the accelerated vesting of options held by the Company’s former CEO, Dr. Samuel Ackerman, upon his death pursuant to the terms of his option grants and employment agreement. Partly offsetting the decrease was an increase in general and administrative expenses in 2007 related to marketing, business development and intellectual property activities. Non-cash stock compensation expense accounted for $3.1 million and $8.1 million of general and administrative expense during the nine months ended September 30, 2007 and 2006, respectively. We expect full fiscal year 2007 general and administrative expenses to be between $13.0 million and $13.2 million.

Impairment and contract related charges

YTD 2007	YTD 2006	Increase/(Decrease)%
$1.3 million	$0.0	$1.3 million	n/a

We recognized an impairment and contract related charge of $1.3 million during the nine months ended September 30, 2007. The charge related to the sublease for a portion of the Company’s Watertown facility, which had been used for the Inactine program that was discontinued in 2005, and to the write-off and disposition of certain fixed assets associated with the sublease.

Interest income

YTD 2007	YTD 2006	Increase/(Decrease)%
$2.0 million	$2.8 million	$(751,000)	-27%

Interest income decreased by $751,000, or 27%, to $2.0 million for the nine months ended September 30, 2007 compared to $2.8 million during the same period in 2006. The decrease in interest income resulted from lower cash and investment balances during the nine months ended September 30, 2007.

Interest expense

YTD 2007	YTD 2006	Increase/(Decrease)%
$364,000	$3,000	$361,000	n/a

The majority of interest expense that we recognized during the nine months ended September 30, 2007 resulted from our loan balance with Hercules, which we entered into during the second quarter of 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

We currently finance our operations primarily through sales of our securities and debt financing. Since our inception, we have financed our operations through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short and long-term debt and capital lease financing. On June 28, 2007, we entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan Agreement in which Hercules advanced us $10.0 million on June 28, 2007, we received the second $10.0 million tranche from Hercules under the Loan Agreement on October 1, 2007. At September 30, 2007, we had combined cash, cash equivalents and marketable securities of $48.2 million and working capital of $44.4 million in comparison with cash and cash equivalents of $60.8 million and working capital of $56.5 million on December 31, 2006. The combined cash, cash equivalent and marketable securities of $48.2 million does not include the $10.0 million that we received on October 1, 2007.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, and our second-generation maturation inhibitors through further clinical trials, and as we increase our pre-clinical efforts for our fusion inhibitor program. As a result of the $20.0 million term loan agreement with Hercules, we expect a decline in cash, cash equivalents and marketable securities during fiscal year 2007 in the range of $10 million to $12 million. Based on our current forecasts, we believe that we have adequate resources to fund our operations into 2009.

Our cash activity during the nine months ended September 30, 2007 and 2006 was comprised of the following: (in thousands)

	Nine Months Ended September 30,
	2007	2006
Net cash used in operating activities	$(23,910)	$(22,319)
Redemption or sale/(purchase) of available-for-sale marketable securities, net	13,336	(32,980)
Cash used in fixed asset acquisitions	(33)	(482)
Net proceeds from equity transactions	1,009	407
Net proceeds from the issuance of debt and warrants	9,668	—
Repayment of advances and other debt	(420)	(213)

Decrease in cash position	$(350)	$(55,587)

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million. This aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement discussed above. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at September 30, 2007: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$2,988	$956	$1,540	$492	$—
Capital lease	170	57	113	—	—
Term loan (Hercules)	10,000	—	8,495	1,505	—
Other purchase obligations	8,326	8,076	221	29	—

Total	$21,484	$9,089	$10,369	$2,026	$—

Various purchase obligations in the table of contractual obligations above assume that each associated project is completed as planned. In the event that projects or contracts are terminated prior to, or after, the planned completion dates, the amount paid under such projects or contracts may be less or more than the amounts presented above.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease of approximately $36,000 in the fair market value of our total portfolio at September 30, 2007.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to Our Company

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We have historically incurred operating losses, and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of September 30, 2007, we had an accumulated deficit of approximately $150.7 million. Net losses for the three and nine months ended September 30, 2007 were $7.9 million and $28.1 million, respectively. Our fiscal year 2006 and 2005 net losses were $38.1 million and $59.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that as bevirimat progresses through the late-stage Phase 2 trial currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures for those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the late-stage clinical development of bevirimat. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

Our secured loan agreement contains various covenants that may restrict our business and financing activities.

On June 28, 2007, we entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan Agreement in which Hercules advanced us $10.0 million on June 28, 2007, we received the second $10.0 million tranche from Hercules under the Loan Agreement on October 1, 2007. The Loan Agreement is secured by substantially all of our assets, other than our intellectual property rights. The Loan Agreement contains covenants that, among other things, restrict our ability to:

•	incur indebtedness;

•	pay cash dividends on our capital stock;

•	repurchase or redeem our capital stock;

•	make certain types of investments;

•	create liens;

•	use assets as security in other transactions;

•	sell certain assets; and

•	enter into certain transactions with our employees, officers or directors.

These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we will need to raise additional equity or other financing to fund our future requirements. However, due to the restrictive nature of these covenants, we may find it difficult to obtain additional financing on acceptable terms, if at all. In addition, any failure to comply with these restrictions or our other covenants contained in the agreement may restrict our ability to borrow additional funds under the agreement and result in an event of default. Such default may allow the lender to accelerate the maturity of our obligations under the agreement. If, in the case of default or certain events constituting a change of control or sale of substantially all of the Company’s assets, and our debt were to be accelerated, we cannot assure you that we would be able to repay it at the time of acceleration. If we cannot repay all amounts that we have borrowed under the agreement, our lender could assume ownership of our pledged assets. In addition, our default could give the lender the right to terminate any commitments that it has made to provide us with additional funds.

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

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the three and nine months ended September 30, 2007, we spent approximately $5.0 million and $18.9 million, respectively, on research and development. During fiscal years 2006 and 2005, we spent approximately $24.5 million and $19.8 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We or our collaborators may delay our development programs or suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, failure.

to demonstrate clinical efficacy and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the Inactine Pathogen Reduction System, which had been in Phase 3 clinical trials, due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable timeframe.

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

Even if our products receive approval for commercial sale, their manufacture, storage, marketing and distribution are, and will be, subject to extensive and continuing regulation in the U.S. by the federal government, especially the FDA, and state and local governments. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would materially harm our business. Later discovery of problems with our products may result in additional restrictions on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant expenses. Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of our products or result in significantly increased compliance costs.

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

ITEM 6.	EXHIBITS

Exhibits

10.1	Separation Agreement by and between Panacos and Dr. Marshall, dated as of September 21, 2007, and filed as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications by the Chief Executive Officer and the Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: November 7, 2007	/s/ Alan W. Dunton
Alan W. Dunton, M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2007	/s/ Robert B. Pelletier
Robert B. Pelletier
Vice President of Finance and Acting Principal Accounting Officer (Acting Principal Financial Officer)

EXHIBIT INDEX

Exhibits
10.1	Separation Agreement by and between Panacos and Dr. Marshall, dated as of September 21, 2007, and filed as Exhibit 10.1 on a Current Report on Form 8-K (file number 000-24241).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications by the Chief Executive Officer and the Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.