Form 10-K
period 2007-12-31
PANACOS PHARMACEUTICALS, INC.
filed 2008-03-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-24241

PANACOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3238476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Coolidge Ave., Watertown, MA	02472
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 926-1551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing price of the registrant’s common stock on June 30, 2007, as reported on the NASDAQ Global Market, was approximately $172,799,000.

53,544,834

(Number of shares of common stock outstanding as of February 29, 2008)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K. Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our Company management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;

•	anticipated clinical trial timelines or results;

•	anticipated research and product development results, including bevirimat formulation development;

•	projected regulatory timelines;

•	descriptions of plans or objectives of management for future operations, products or services;

•	anticipated agreements with marketing partners;

•	forecasts of future economic performance; and

•	descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may.”

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

PART I

Item 1.    BUSINESS

Overview

Panacos Pharmaceuticals, Inc., Panacos or the Company, seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have usually preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications, such as cardiovascular disease. Because it is widely established that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

Our lead product candidate, bevirimat, is an oral HIV drug candidate in Phase 2 clinical testing. To date, we have dosed over 485 patients and subjects with bevirimat and have seen a good safety and tolerability profile with no indication of a relationship between adverse events and drug levels. Bevirimat is the first in a new class of product candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to be a part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication. We have retained worldwide commercialization rights to bevirimat.

In August 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, or VL, in patients treated with bevirimat monotherapy compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in VL was 1.050 log10, or a 91% decrease.

In June 2006, we initiated a Phase 2b clinical trial, which we refer to as Study 203, of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat was administered to HIV-positive treatment-experienced patients failing their current treatment regimen. All patients received one of several bevirimat doses or placebo in combination with approved HIV drugs. The primary objective of this trial was to determine an optimal dose or doses of bevirimat for use in pivotal clinical trials. The primary efficacy endpoint of the study was VL reduction after two weeks of bevirimat dosing on top of a patient’s failing drug regimens (so-called “functional monotherapy”). Additional planned endpoints of this trial were to include safety and pharmacokinetics after two weeks and twelve weeks, as well as VL reduction after twelve weeks of dosing with bevirimat.

In December 2006, we announced preliminary results from the first cohort of Study 203 of bevirimat, which studied a 400 mg bevirimat dose comprising eight 50 mg tablets, a prototype formulation designed to maximize flexibility in dosing increments. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies, but the bevirimat levels in the blood or plasma concentrations were lower than expected. Based on data available at the time, we initiated additional work to improve the bevirimat tablet formulation, and we re-introduced an earlier liquid formulation that had been successful in clinical trials into Study 203 to allow the study to meet its original dose-finding objective.

In March 2007, the FDA agreed to our plan for a revised trial design (which is now designated as Part B of Study 203) and we resumed bevirimat dose escalation in Study 203 while continuing to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The dose escalation stage of Part B of Study 203 was recently completed and tested the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in Study 203. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to the first Study 203 cohort, except that patients did not continue on to extended dosing.

In Study 203, bevirimat was well-tolerated, has shown generally dose-proportional increases in plasma concentration, and in many patients has been associated with a VL reduction of more than 1.0 log10 following 14 days of functional monotherapy. Detailed analyses of the data suggest that treatment-experienced patients may be grouped into two populations—responders and non-responders. Responders may be defined as those patients with at least a 0.5 log10 VL reduction by week 2 and non-responders as those with less than a 0.5 log10 VL reduction by this time point. The mean VL change in responders was generally consistent across all of the doses tested in Study 203. Based on the data, supported by updated pharmacokinetic modeling, we believe that doses used in Study 203 are in the optimum response range (the “peak of the dose response curve”) and that further dose escalation will not provide significantly improved responses. Accordingly, we do not plan to undertake any further dose escalation in Study 203.

We are studying the distinctions between responders and non-responders, including both clinical and virologic variables, in order to be able to focus bevirimat treatment on patients who will benefit most from bevirimat. Based on analyses to date, it appears that one factor differentiating responder patients from non-responder patients are differences in the viruses from these two groups of patients. There are variations in the viral amino acid sequences that are significantly more common in HIV from non-responders as compared to responders. Laboratory data suggest that some of these amino acid changes, or polymorphisms, may affect the ability of bevirimat to inhibit HIV replication. We plan to prospectively confirm that patients without these polymorphisms are significantly more likely to respond to bevirimat treatment. We are conducting extensive testing in order to define this patient population with the goal of developing a diagnostic assay that can be used to select patients for future clinical trials. We also plan to conduct extended dosing studies of bevirimat in 2008.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We do not plan to study PA-040 further in clinical trials. We envision studying additional second-generation maturation inhibitors in preclinical and single-dose human clinical trials before choosing a compound for multiple dose clinical trials. The selection of second-generation compounds to move forward into development will be based in part on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat.

We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. Ongoing optimization of these compounds resulted in our identification of a lead compound, PA-161, suitable for moving forward into preclinical safety studies. The only approved HIV fusion inhibitor, enfuvirtide, is a peptide drug which is expensive to manufacture and is administered by injection.

We have retained the worldwide commercialization rights to all of our programs. We believe that we could potentially develop bevirimat and market it in North America successfully without a strategic corporate collaboration because we anticipate that the North American HIV market could be addressed with a relatively small sales force of approximately 50-100 representatives. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We are also exploring corporate collaboration opportunities for our oral fusion program. We intend to evaluate the relative merits of both approaches on an ongoing basis.

HIV Overview and the Market

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

Approximately 33 million people worldwide are living with HIV. In North America, Central Europe and Western Europe, HIV infects approximately 2.1 million people. Approximately 475,000 patients are currently being treated for HIV with antiretroviral drug therapy in the U.S. With new HIV testing mandates from both governmental and academic groups, more people with HIV are expected to seek treatment.

As of the end of 2007, several major classes of antiretroviral drugs are available for use by patients. These include: Reverse Transcriptase Inhibitors (NRTIs, NTRTIs, NNRTIs), Protease Inhibitors (PIs) and three classes with one approved drug each: fusion inhibitor (enfuvirtide), integrase inhibitor (raltegravir), and CCR5 antagonist (maraviroc). Up to approximately 85% of treated patients harbor at least some drug-resistant HIV strains, as do up to approximately 25% of newly diagnosed patients, making drug resistance a major problem in the treatment of HIV. As a result, patient treatment regimens must include the use of at least three drugs in combination and may require frequent readjustment. Some recent data suggests that as many as one third of patients change their HIV treatment regimen each year, a manifestation of this treatment resistance in patients. HIV drug treatment regimens can include multiple drugs from the same class, and increasingly include drugs available as co-formulations (“fixed dosage combinations”).

Within the group of approximately 475,000 patients taking antiretroviral drugs, or ARVs, for treatment of HIV infections in the U.S., it is estimated that more than 185,000 patients switch between lines of HIV drug therapy each year. These treatment changes, coupled with approximately 25,000 patients who start treatment as naïve patients each year, result in opportunities for new products to be incorporated into the new treatment regimens.

Worldwide 2005 sales for the eight approved NRTIs, plus four approved NRTI co-formulations, totaled approximately $4.3 billion. Worldwide 2005 sales for the three approved NNRTIs and the nine approved PIs totaled approximately $1.0 billion and $2.2 billion, respectively. A recent Datamonitor report estimates that the HIV drug market will be worth over $10 billion globally by the year 2015, owing largely to the launch of new classes of drugs.

Because the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our primary aim is to develop small-molecule oral drugs that treat HIV by addressing these novel targets. By focusing on novel classes of ARVs, we aim to meet the growing unmet need caused by resistance development to current classes of ARVs.

Our HIV Programs

Bevirimat

Our lead product candidate, bevirimat, is an oral HIV drug candidate in Phase 2 clinical testing. To date, we have dosed over 485 patients and subjects with bevirimat and have seen a good safety and tolerability profile with no indication of a relationship between adverse events and drug levels. The FDA has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication. We have retained worldwide commercialization rights to bevirimat.

Bevirimat is the first in a new class of drug candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Maturation inhibition occurs at the end of the virus life cycle as newly formed HIV matures into infectious virus particles. Bevirimat blocks a key step in the processing of a viral core protein called capsid, so that following bevirimat treatment, virus particles released from cells are immature and non-infectious. Preclinical studies have shown that bevirimat retains full activity against virus strains resistant to currently approved drugs, is effective in an animal model of HIV infection and should be suitable for use in combination therapy with other drugs. Based on currently available clinical data, we believe that bevirimat has the potential be a part of combination therapy for both treatment-experienced and treatment-naïve patients with HIV.

We believe that we could potentially develop bevirimat and market it in North America successfully without a strategic corporate collaboration because we anticipate that the North American HIV market could be addressed with a relatively small sales force of approximately 50-100 representatives. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We are also exploring corporate collaboration opportunities for our oral fusion program. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Phase 2a Bevirimat Clinical Trials

In 2005, we announced the completion and results of a Phase 2a clinical trial of bevirimat. The trial met its primary endpoint by demonstrating a statistically significant reduction in the VL compared to placebo (p<0.0001 at the highest oral solution dose of 200 mg once daily). The median reduction in VL at this dose was 1.050 log10, or a 91% decrease.

In the randomized, double-blind, placebo-controlled Phase 2a trial, performed at U.S. academic centers, bevirimat at one of four doses (25 mg, 50 mg, 100 mg or 200 mg) or placebo (six to eight patients per group) was administered orally in a liquid formulation once daily for ten days to HIV-positive patients who were not on other antiretroviral therapy during the trial and for at least the previous 12 weeks. The primary endpoint was VL reduction on day 11. Secondary endpoints included safety, tolerability and pharmacokinetics.

At the 50 mg, 100 mg and 200 mg oral solution doses, bevirimat treatment for ten days resulted in statistically significant reductions in VL compared to placebo, with decreases of up to 1.78 log10, or 98%, in individual patients. The magnitude of VL reduction increased with increasing bevirimat dose with a median of more than 1.0 log10 copies/mL for patients receiving the highest dose (200 mg QD).

Reduction in VL compared to placebo was seen in both treatment-naïve and in treatment-experienced patients, confirming the potent antiviral activity of bevirimat. In this study, all doses were well tolerated with no Grade 3 or 4 treatment-related laboratory abnormalities. All adverse events were of mild to moderate intensity and no dose-limiting toxicity was identified. One moderate adverse event was considered to be possibly related to drug and was categorized as serious based on the subject’s hospitalization for diagnostic tests. It involved a patient with a 5-year history of hypertension and recent poor medication compliance who exhibited transient findings of a probable lacunar cerebrovascular accident, a type of stroke which is a known complication of hypertension; this event resolved without consequences.

While these data confirmed the activity of bevirimat in patients with and without treatment experience, it was unclear whether or not further increases in the bevirimat dose would be associated with an increase in treatment response. The Phase 2b program was set up to explore the safety and efficacy of further bevirimat dose escalation.

Phase 2b Bevirimat Clinical Trials

In 2006, we initiated a Phase 2b clinical trial of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat was administered to HIV-positive patients in combination with approved HIV drugs. We enrolled patients failing current therapy in this trial, who received either placebo or bevirimat at one of several doses in conjunction with approved HIV drugs. The primary objective of this trial was to determine an appropriate dose or doses of bevirimat for pivotal clinical trials. The primary efficacy endpoint of the study was VL reduction after two weeks of bevirimat dosing on top of patients’ failing background drug regimens. Additional endpoints of this trial were safety after two weeks and, for the first (tablet) cohort only, safety and VL reduction after an additional 10 weeks of dosing on top of optimized background therapy, or OBT.

In December 2006, we announced preliminary results from the first cohort of Study 203 of bevirimat, which studied a 400 mg bevirimat dose comprising eight 50 mg tablets, a prototype formulation developed for this study. In this first cohort, the bevirimat levels in the blood or plasma concentrations were lower than expected based on a previous study of the oral bioavailability of the 50 mg tablets. In fact, the plasma concentration and VL change for the bevirimat treated group after two weeks of functional monotherapy were similar to that observed with the 100 mg Phase 2a oral solution dose cohort, rather than being closer to the 200 mg Phase 2a cohort as we had expected. We believe the data from the first cohort are consistent with the relationship between plasma concentrations of bevirimat and antiviral response observed in prior trials.

In March 2007, the FDA agreed with our proposal for a revised trial design (which is now designated as Part B of Study 203) and Study 203 was reinitiated to complete the objective of bevirimat dose escalation while we continued to optimize a bevirimat formulation for late stage clinical development and commercialization.

We have recently completed Part B of Study 203. The dose escalation stage of Part B of Study 203 tested the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to the first Phase 2b cohort, except that patients did not continue on to extended dosing.

Through five dosing cohorts of patients in Study 203, bevirimat was well-tolerated through 14 days of treatment. The type and frequency of reported adverse events for bevirimat-treated patients was comparable to the type and frequency of adverse events for placebo-treated patients. All treatment-related adverse events were of mild intensity and the most commonly occurring events involved the GI tract (e.g., diarrhea) or central nervous system (e.g., headache). One adverse event (abnormal dreams) occurred more frequently in patients receiving bevirimat treatment, but this event was only reported in one dosing cohort at one investigative site and has not been duplicated in any other cohorts in this trial or in any other trial of bevirimat. In addition, there were no clinically relevant differences in the type or frequency of laboratory abnormalities in patients who received bevirimat as compared with patients who received placebo; all but one of these laboratory abnormalities were of mild intensity grade.

The following is a table of the most common adverse events in Study 203 grouped by bevirimat or placebo-treated patients:

	Bevirimat-treated		Placebo-treated
	n	%	n	%
N	46	100%	13	100%
Total with any adverse events	31	67%	9	69%
GI-related
Diarrhea	8	17%	4	31%
Nausea	8	17%	3	23%
Flatulence	3	7%	1	8%
Vomiting	2	4%	1	8%
CNS-related
Headache	8	17%	3	23%
Dizziness	1	2%	1	8%
Abnormal dreams	4	9%	0	0%
Rash	2	4%	1	8%

Consistent with earlier data from studies in healthy volunteers, there were generally proportional increases in plasma concentration associated with increased bevirimat doses. The bevirimat trough concentration, also referred to as C min (the blood level 24 hours after dosing), that appears to be associated with an optimal virologic response is 20 ug/mL, a mean threshold that was achieved in the great majority of patients in Study 203.

The efficacy data from Study 203 suggest that there are two populations of patients that were treated in this trial—responders who achieved at least a 0.5 log10 VL reduction at day 15, and non-responders who achieved less than a 0.5 log10 VL reduction at this time point. Our comprehensive assessment of the responder/non-responder paradigm included both clinical and virologic variables. Based on this assessment, there are statistically significant differences between responders and non-responders for certain changes on the viral amino acid sequences on Gag, which is the molecular target inside HIV-1 where bevirimat acts. Responders generally have none of these changes (polymorphisms) on Gag, while non-responders generally have at least one polymorphism.

The table below provides the proportion of patients with a treatment response at day 15, grouped by those with more than a 0.5 log10 VL reduction, and those with more than a 1.0 log10 VL reduction. Of the 44 patients who received active bevirimat treatment at the correct randomized dose, 20/44 (45%) had more than a 0.5 log10 VL reduction at day 15 and 15/44 (34%) had more than a 1.0 log10 VL reduction at day 15. Of those patients who had a trough of >20 ug/mL and had none of the Gag polymorphisms described above, 12/13 (92%) had at least a 0.5 log10 VL reduction at day 15 and 10/13 (77%) had at least a 1.0 log10 VL reduction at day 15.

These data lead to two important conclusions. First, 20 ug/mL appears to be a consistent threshold plasma concentration of bevirimat for optimal antiviral effects. Second, patients who do not have amino acid changes on Gag at several critical positions appear to be most likely to respond to bevirimat treatment. Moving forward, the bevirimat dose to be used in future trials will be selected based on consistently achieving trough concentrations of at least 20 ug/mL. We are also designing studies to ensure that patients who participate in trials in the bevirimat development program have a Gag genotype that is most likely to be associated with an optimal level of VL reduction.

The following table shows trough concentration and viral load reduction (VLR) data observed in Study 203:

				Responders *
			Mean VLR (log10 copies/mL)	Responders >0.5 log10			Responders >1.0 log10
	N			n	%	VLR	n	%	VLR
All Study 203 Patients	44	**	0.60	20	45%	1.26	15	34%	1.42
All Study 203 Patients with Cmin >20 and without Gag Changes	13		1.26	12	92%	1.36	10	77%	1.46

*	Responders defined as those patients with VLR of >0.5 log10 .
**	46 patients received bevirimat, 2 patients were excluded from the efficacy analysis due to a pharmacy dosing error.

The mean VL reduction for patients with a trough > 20 ug/mL and without Gag changes was 1.26 log10 copies/mL.

We will perform an analysis to obtain prospective confirmation that patients without these changes are significantly more likely to respond to bevirimat treatment by evaluating a once-daily dose of bevirimat oral solution in patients without the Gag polymorphisms associated with non-response. Confirmation of this observation would provide data to allow us to design studies in the bevirimat development program to ensure that patients who are unlikely to respond are not placed on treatment. A small cohort of treatment-naïve patients will be included in this study to evaluate the virologic response and compare it to the response of treatment-experienced patients. Following ongoing review of the efficacy and safety data from these studies, we will conduct extended dosing studies in 2008. Extensive testing is underway to further refine the definition of this patient population with the goal of developing a diagnostic assay that can be used to select patients for future clinical trials with a high degree of sensitivity.

While polymorphisms are relatively common, the exact frequency of these polymorphisms in HIV-positive patients with or without treatment experience is not well-established. Moreover, it is not known what drives these changes. Separate independent studies to answer these questions are ongoing.

As discussed below, we have made progress in 2007 on the development of formulations of bevirimat that may be suitable for use in pivotal clinical trials and for commercialization.

Other Bevirimat Clinical Trials

In 2007, we completed a bevirimat “site of absorption” study in humans. The results showed that bevirimat has a relatively long absorption window, with absorption occurring along the entire small bowel and to a lesser degree in the colon. We expect that these results will help in the selection of solid dosage formulations of bevirimat for human testing.

We also completed a Phase 1 clinical trial with two distinct liquid formulations of bevirimat suitable for long-term dosing in HIV patients. Both formulations have similar bioavailability to the solution formulation that was used in Study 203. We intend to commercialize both a liquid and a solid version of bevirimat, and continue to evaluate a number of novel solid formulation options. Our preliminary market research indicates that a majority of the HIV-positive adult market would consider a liquid formulation of bevirimat to be an attractive option.

Previously, we evaluated bevirimat in two drug interaction clinical trials in order to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are commonly prescribed for the treatment of HIV patients. Consistent with ongoing FDA guideline development related to drugs that, like bevirimat, are metabolized by an enzymatic process, called glucuronidation, the FDA recommended that we complete these studies prior to initiation of Study 203. Analysis of the results of the atazanavir interaction study indicates that bevirimat has no detectable effect on atazanavir-induced hyperbilirubinemia, a condition known to arise from atazanavir administration that can result in jaundice. The study results also indicated that neither bevirimat nor atazanavir affected levels of the other drug in the blood. Analysis of the results of the ritonavir interaction study indicated that the 100 mg twice daily dose of ritonavir most commonly used in clinical practice to boost levels of protease inhibitors reduced plasma exposures of bevirimat by approximately 17%. Based on these studies, it is unlikely that either atazanavir or ritonavir will have any clinically relevant impact on bevirimat plasma concentrations and, conversely, it is unlikely that bevirimat will have any clinically relevant impact on either atazanavir or ritonavir plasma concentrations.

A previous Phase 1/2 clinical trial indicated that a single oral dose of bevirimat has antiviral activity in HIV-positive patients, including individuals infected with drug-resistant strains. In this trial, bevirimat at one of three doses (75 mg, 150 mg or 250 mg; six patients per group) or placebo (six patients) was administered in a single oral solution dose to HIV-positive patients who were not on other antiretroviral therapy during the study and for at least the previous four weeks. At the 150 mg and 250 mg doses, a single oral solution dose of bevirimat resulted in statistically significant reductions in VL compared to placebo at multiple time points following dosing. A decrease in VL greater than 0.3 log10 was seen in eight of twelve patients receiving these doses and a decrease of greater than 0.5 log10 was seen in five of these patients, of which three patients saw a decrease of approximately 0.7 log10.

Single dose and multiple dose Phase 1 clinical trials of bevirimat were also performed in uninfected volunteers. In these studies, bevirimat was well tolerated, with good oral bioavailability and favorable pharmacokinetics, including a long half life (approximately 60 hours), which supports a once-daily dosing regimen.

Bevirimat Preclinical Studies

We have completed preclinical studies that indicate that bevirimat is non-teratogenic, meaning that it did not cause fetal malformations in the animal models used in the study. We have also completed chronic toxicology studies of bevirimat in which bevirimat was given daily for six months to rats and daily for nine months to marmosets. Based on discussions with the FDA, we believe that we have completed all animal chronic dosing toxicology studies required prior to submission of a New Drug Application, or NDA, to the FDA. We completed all of the required reproductive toxicology studies in 2007, with no adverse findings. We plan to initiate the required carcinogenicity studies prior to submission of our NDA, consistent with the guidance we have received from the FDA.

Bevirimat Regulatory Status and Plans

Based on previous preclinical and clinical trials of bevirimat, the FDA concurred with the study of doses higher than 200 mg of the oral solution (or equivalent doses of other formulations) in Study 203 using a dose escalation methodology in treatment-experienced patients who are failing current therapy, without need for additional animal toxicology studies. The FDA has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication. Developers of Fast Tracked products have greater access to FDA resources as well as eligibility for submission of a rolling NDA. In addition, Fast Track designation may make the NDA eligible for priority FDA review and/or accelerated approval.

After completing Phase 2b clinical trials and discussions with the FDA, we plan to conduct Phase 3 clinical trials for bevirimat in treatment-experienced HIV-positive patients.

Our Other Research and Development Programs

Maturation Inhibition: We have established research and development programs designed to generate second- and third-generation maturation inhibition products. Second-generation maturation inhibitors are structural analogs of bevirimat while our third-generation program seeks to discover maturation inhibitors with different chemical structures. We believe that there is the potential for multiple marketed products in this class and are working to bring additional maturation inhibitors into clinical development. We plan to advance our next generation maturation inhibition compounds into clinical trials based on our recent understanding of the responder population for this class of drugs.

In 2007, we completed a Phase 1 clinical trial of PA-040, a second-generation maturation inhibitor. In vitro studies with PA-040 revealed that the compound has a lower level of binding to human serum proteins than bevirimat, which may result in greater levels of free drug in patients dosed with the compound. In the single dose Phase 1 trial, PA-040 had a half-life in humans of approximately 20 hours, suitable for once daily dosing but with relatively low bioavailability. We do not plan to continue to conduct additional clinical trials with PA-040. We have discovered several newer second-generation compounds that have shown substantially greater bioavailability than PA-040 in animal studies. We anticipate advancing the second-generation program with one or more newer compounds. The selection of second-generation compounds to move forward into development will be based in part on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat.

Our third-generation maturation inhibitor discovery program seeks to identify maturation inhibitors with different chemical structures from bevirimat and the second generation program. We are actively screening compounds to identify third generation maturation inhibitors using our novel, proprietary, drug screening assay.

Oral Fusion Inhibition: We also have a research and development program focused on the initial step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. The only approved HIV fusion inhibitor, enfuvirtide, is a peptide drug which is expensive to manufacture and is administered by injection. Our scientists have developed proprietary drug screening technology to identify oral inhibitors of virus fusion Our assay identifies compounds that inhibit the fusion process by blocking conformational changes, or alterations in molecular shape, in the HIV surface proteins that drive the fusion process. Using this approach, our scientists have identified several structurally distinct families of small molecules that specifically inhibit HIV-1 infection, some with very high potency. Our experiments indicate that these fusion inhibitors have a unique molecular target within the viral surface proteins, distinct from that of enfuvirtide. This is consistent with the finding that our compounds have activity against most enfuvirtide-resistant HIV strains, a characteristic which may provide additional clinical utility. Ongoing optimization of these compounds resulted in identification of a lead compound, PA-161, suitable for moving forward into preclinical safety studies.

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

Currently, our patent estate in antiviral therapeutics includes eleven issued U.S. patents and fifteen pending U.S. applications. We also maintain a separate docket of thirteen patent families claiming aspects of the INACTINE program, which had been under development by V.I. Technologies, Inc. prior to our merger with them in 2005. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents.

Bevirimat is protected by patents and applications relating to the new chemical entity, crystal forms, specific salt forms, pharmaceutical compositions, synthetic processes and methods of treatment. Pursuant to an exclusive license from University of North Carolina at Chapel Hill, or UNC, we have exclusive rights to the U.S. patent claiming the chemical entity bevirimat. We have an exclusive worldwide license under this patent, on terms typical of an early stage academic collaboration, from UNC for all indications. Either of us may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement. In addition to the patent on bevirimat per se, we are the sole owners of the U.S. patent application claiming our lead clinical product candidate, bevirimat dimeglumine; this patent expires in 2025, subject to patent term extensions and regulatory marketing exclusivities. Other applications, coupled with regulatory patent extensions, could extend bevirimat exclusivity beyond 2029.

We have five families of U.S. applications, including three U.S. patents, relating to structurally distinct maturation inhibitors, including PA-040. Two issued U.S. patents claim betulin derivatives and their use for treating HIV infections. We have a family of applications claiming methods of inhibiting viral maturation, as well as methods and compositions useful for identifying inhibitors of viral maturation. These applications are co-owned with the U.S. Public Health Service, or PHS. In 2006, we entered into a license agreement with PHS which grants us exclusive rights to these applications.

In the fusion inhibitor area, we have an issued U.S. patent, expiring in 2021, claiming certain methods of identifying inhibitors of viral fusion to human cells. We also have two applications claiming current lead series of fusion inhibitor compounds.

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

Bevirimat, other maturation inhibitors we may develop and any fusion inhibitors we may develop will compete with numerous existing therapies for HIV. These include:

•	oral NRTIs sold by Gilead, GlaxoSmithKline, Bristol-Myers Squibb and Roche,

•	oral NNRTIs sold by Pfizer, Bristol-Myers Squibb and Boehringer Ingelheim,

•	oral NTRTIs sold by Gilead,

•	oral PIs sold by Abbott, Bristol-Myers Squibb, Pfizer, Merck, GlaxoSmithKline, Johnson & Johnson, Roche and Boehringer Ingelheim,

•	an oral integrase inhibitor sold by Merck,

•	an oral CCR5 antagonist sold by Pfizer, and

•	an injectable fusion inhibitor sold by Roche and Trimeris.

In addition, a number of NRTIs, NNRTIs and PIs are currently under development, and these product candidates may compete with our product candidates.

A number of other approaches to treating HIV have resulted in potentially competing products that are currently in development, including:

•	maturation inhibitors in development by Myriad Genetics, and

•	various oral and protein-based HIV entry inhibitors.

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

Collaborations

As noted above, we have exclusive rights from UNC to the U.S. patent claiming the chemical entity bevirimat. This patent expires in 2015. In 2003, we entered into an exclusive worldwide license with UNC for all indications under this patent, in consideration for which we issued approximately 54,000 shares of common stock to UNC and have obligations to pay UNC up to a total of $290,000 per licensed product on the achievement of specified milestones. We also have royalty and sublicense payment obligations to UNC on terms typical of an early stage academic collaboration. Either of us may terminate the license upon customary terms contained in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

Manufacturing

We have no commercial–scale manufacturing facilities for our antiviral products. For bevirimat, and for any other antiviral products we may develop, we plan to establish relationships with third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to contract for large-scale manufacturing with third parties on acceptable terms for our future antiviral products and are unable to develop manufacturing capabilities internally, our ability to conduct large-scale clinical trials and to meet customer demand for commercial products would be adversely affected. We have arranged for the manufacture of all bevirimat bulk drug substance used to date in clinical and animal toxicology studies through a single contract manufacturing and development company, Boehringer Ingelheim Chemicals, Inc. We have been developing all of our liquid and tablet formulations of bevirimat for clinical and commercial use through third-party contract manufacturers.

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

Similar requirements exist within many foreign agencies as well. The time required satisfying FDA requirements or similar requirements of foreign regulatory agencies may vary substantially based on the type, complexity and novelty of the product or the targeted disease.

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

FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA’s stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of bevirimat, and may do so with regard to some of our other current or future product candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the actual time of review or that the FDA will ultimately approve the NDA submitted for any of our product candidates, whether or not priority review status is granted.

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

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun out as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development-stage program. We have since terminated the development program for the INACTINE system. During the second quarter of 2007, we entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE technology, which was discontinued by Panacos. Enfer has received an exclusive option to enter into a license for this technology. We recognized revenue of $75,000 during the second quarter of 2007 from Enfer for the nonrefundable license fee.

We were incorporated under the laws of the State of Delaware in December 1992. Our principal executive offices are located at 134 Coolidge Avenue, Watertown, Massachusetts 02472, and our telephone number is (617) 926-1551. We also have research and development facilities in Gaithersburg, Maryland.

Employees

As of December 31, 2007, we had 41 full-time employees, 11 of whom hold Ph.D., Pharm.D. or M.D. degrees. As of that date, 25 full-time employees were engaged in research and development and 16 were engaged in general and administrative activities. We believe that we have good relations with our employees. None of our employees is covered by a collective bargaining agreement.

Research and Development

Since inception, we have incurred significant research and development expenses. Research and development expenses for fiscal years 2007, 2006 and 2005 were approximately $25.1 million, $24.5 million and $19.8 million, respectively.

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

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $160.0 million. Net losses for the fiscal year ended December 31, 2007 were $37.5 million. Our fiscal year 2006 and 2005 net losses were $38.1 million and $59.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the Phase 2 trials currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second-generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or our other programs. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

We will need additional capital in the future, but our access to such capital is uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $51.9 million. During the second quarter of 2007, we entered into a $20 million term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, and have received the full amount of the loan. During the fourth quarter of 2005, we closed a follow-on public offering, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of our common stock. At our current level of expenditure, we believe that our cash resources are adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

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

We intend to actively seek new financing from time to time to provide financial support for our activities. We have an effective shelf registration statement on file with the SEC pursuant to which we may sell up to approximately $111 million of our common stock and warrants at our discretion, subject to certain limits under federal securities laws and the rules of the NASDAQ Stock Market. If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

Our secured loan agreement requires interest payments and beginning in August 2008, principal repayments, and the agreement contains various covenants that may restrict our business and financing activities.

On June 28, 2007, we entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan Agreement Hercules advanced us $10.0 million on June 28, 2007, and we received the second $10.0 million tranche from Hercules on October 1, 2007. The Loan Agreement is secured by substantially all of our assets, other than our intellectual property rights. The Loan Agreement contains covenants that, among other things, restrict our ability to:

•	incur indebtedness;

•	pay cash dividends on our capital stock;

•	repurchase or redeem our capital stock;

•	make certain types of investments;

•	create liens;

•	use assets as security in other transactions;

•	sell certain assets; and

•	enter into certain transactions with our employees, officers or directors.

These restrictions may limit our operational flexibility and our financing activities. Based on our current business plan, we will need to raise additional equity or other financing to fund our future cash requirements. However, due to the restrictive nature of these covenants, we may find it difficult to obtain additional financing on acceptable terms, if at all. In addition, any failure to comply with these restrictions or our other covenants contained in the agreement may restrict our ability to borrow additional funds under the agreement and result in an event of default. Such default may allow the lender to accelerate the maturity of our obligations under the agreement. If, in the case of default or certain events constituting a change of control or sale of substantially all of our assets, and our debt was to be accelerated, we cannot assure you that we would be able to repay it at the time of acceleration. If we cannot repay all amounts that we have borrowed under the agreement, our lender could assume ownership of our pledged assets. In addition, our default could give the lender the right to terminate any commitments that it has made to provide us with additional funds.

We cannot assure you that our efforts to develop and commercialize bevirimat will succeed.

Bevirimat is our only product candidate that has completed proof-of-concept Phase 2a clinical trials and is currently in Phase 2b trials. As a result, any investment in us depends heavily on our efforts to develop and commercialize bevirimat. Bevirimat is still in Phase 2 clinical trials and involves a high degree of development, technical, regulatory and other risks. Completion of clinical trials may be delayed by slow initiation of clinical sites, slower than anticipated patient enrollment, negative or inconclusive clinical results or other adverse or unanticipated circumstances occurring during the clinical trials. Therefore, we cannot ensure that clinical trials will demonstrate sufficient safety and efficacy to obtain required marketing approvals on a timely basis, if at all.

We initiated Study 203 of bevirimat at multiple clinical sites in the U.S. during the second quarter of 2006, based on a design agreed on with the FDA. In our Study 203, we have provided, and may continue to provide, bevirimat to HIV patients in a tablet or other dosage form that we have not previously used in clinical trials. Previous clinical trials in HIV patients used an orally administered liquid solution formulation of bevirimat. In the results of the first cohort of Study 203 announced in December 2006, bevirimat plasma concentrations were lower than we anticipated, suggesting that the tablet formulation used for that study did not deliver the drug as expected. Development of an acceptable dosage form that adequately delivers bevirimat to patients on extended dosing may cause delays or may not be possible. Failure to develop a solid dosage form may limit the market for bevirimat.

We have completed five bevirimat dosing cohorts and have shown that bevirimat has been well-tolerated and has been associated with VL reduction of more than 1.0 log10 in many patients. Detailed analysis of the data suggest that treatment experienced patients may be grouped into responders and non-responders based on variations in the virus. We are studying the distinction between responders and non-responders in order to focus bevirimat treatment on patients that will benefit from the drug and will conduct a study to prospectively confirm our hypothesis. We are also developing a diagnostic assay that can be used to select patients for future clinical trials. If we fail to identify correctly the responder population and to develop a diagnostic assay, we may not successfully complete the development of bevirimat or it may impact our ability to generate revenues from bevirimat. Furthermore, if the population of responders to bevirimat is relatively small, we may not be able to generate enough revenues to be profitable.

Positive results from preclinical and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have performed preclinical single and multiple dose toxicity studies in animals. In these studies, we have not observed side effects that would prevent our planned testing of bevirimat. Adverse events were observed in marmosets, a species of monkey, and in rats at doses significantly higher than those planned for Phase 2b and Phase 3 clinical trials. The absence of particular side effects in animal studies does not mean that these side effects will not be observed in humans. Initial clinical trials of bevirimat have been conducted only in small numbers of patients for short periods of dosing that may not fully represent the diversity present in larger populations infected with HIV or the results of long-term drug administration. Therefore, the limited results we obtained may not predict results from more prolonged studies in larger numbers of patients drawn from more diverse populations. These initial trials were not designed to assess the long-term efficacy of bevirimat. We will be required to demonstrate through larger-scale clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If bevirimat or any other product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or could be required to abandon development of that product candidate. If we delay or abandon our development efforts related to bevirimat, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause the stock price to decrease significantly.

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

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the fiscal year ended December 31, 2007, we spent approximately $25.1 million on research and development. During fiscal years 2006 and 2005, we spent approximately $24.5 million and $19.8 million on research and development, respectively.

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

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in December 2006, we announced results of the first cohort of Study 203, which showed bevirimat plasma concentrations lower than we anticipated, suggesting that the tablet formulation used for the study did not provide the expected drug exposures. As a result, the initiation of bevirimat pivotal trials has been delayed and the formulation issues may not be resolvable by us at all.

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

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration, which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies, including those in the Americas, Middle East, Europe, and Asia and the Pacific, have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new product candidate and makes an independent determination with respect to product registration.

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

The biotechnology industry, including the fields of therapeutic products to treat HIV and other serious infections, is highly competitive and subject to significant and rapid technological change. Accordingly, our success will depend, in part, on our ability to respond quickly to such change through the development and introduction of new products.

Many of our competitors or potential competitors have substantially greater financial and other resources than we have, greater experience in conducting preclinical studies, clinical trials and other regulatory approval procedures, as well as in marketing their products. Major competitors in the market for HIV drugs include large, publicly-traded pharmaceutical companies, such as Abbott, GlaxoSmithKline, Bristol-Myers Squibb, Pfizer, Roche, Merck, Johnson & Johnson and Gilead, public biotechnology companies, such as Trimeris, Incyte, Progenics, Myriad Genetics, Achillion, Avexa, Vertex, and Pharmasset. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with substantial and possibly greater marketing, selling and manufacturing capabilities.

Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems and competitors who compete directly with us in the biopharmaceutical industry will depend, in part, on our ability to:

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

Our ability to successfully commercialize our products depends, in part, on the extent to which appropriate levels of reimbursement for our products and related treatments are obtained from government authorities, private health insurers, third-party payers, and other organizations, such as managed care organizations, or MCOs. Any failure by doctors, hospitals and other users of our products or systems to obtain appropriate levels of reimbursement could adversely affect our ability to sell our potential products.

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

Our success will depend on our ability to develop proprietary products and technologies, to obtain and enforce patents, to protect trade secrets, and to prevent others from infringing our proprietary rights. We have patents and patent applications that claim critical technologies, including new chemical compounds. Currently, our patent estate in antiviral therapeutics includes eleven issued U.S. patents and fifteen pending U.S. applications. Each of the U.S. applications and patents has one or more corresponding foreign applications or patents. We have exclusive licenses to patents and patent applications, including certain jointly owned patents, which claim technologies and compounds critical to our present business endeavors. We also seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants and contractors. Patents, pending patent applications and licensed patents may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may result in patents not being issued or may result in the issuance of patents having narrowed claim scope in relation to the originally filed applications. Certain aspects of our technology rely on patented inventions developed using university or U.S. government resources. The U.S. government or universities may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. Under the terms of a license agreement with UNC, we are an exclusive licensee of certain technologies, including patents and patent applications that relate to certain of our product candidates, including bevirimat. This license agreement imposes various development, commercialization and other obligations on us. If we fail to comply with these and other requirements, our license could convert from exclusive to non-exclusive or terminate entirely. Currently, we are in compliance with the terms of the license agreement, and we do not have any reason to believe that the license may be converted from exclusive status to non-exclusive status or be terminated. We cannot be certain that UNC’s, or any other third party’s, confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the use of such intellectual property. In our agreements with contractors, we seek warranties that the intellectual property rights of third parties will not be infringed. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Patents involve complex legal and factual questions and, therefore, we cannot predict with certainty their enforceability.

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

In order to achieve our business objectives, we must identify, attract, retain and motivate personnel with experience in specific areas applicable to our technologies and product candidates. Organizational changes may result in turnover of senior management and scientific staff. In June 2006, the sudden and unexpected death of our then President and Chief Executive Officer, Samuel K. Ackerman, M.D., caused some disruption in our ordinary business activities. In January 2007, Alan W. Dunton, M.D., joined us as our Chief Executive Officer, after Peyton J. Marshall, Ph.D., our former Chief Financial Officer, had served as our Acting Chief Executive Officer during the period following Dr. Ackerman’s death. In September 2007, Dr. Marshall, resigned from his employment with us. We compete intensely for all of our personnel and we may be unable to achieve our personnel goals. Our failure to achieve any of these personnel goals or to retain other key members of senior management could seriously limit our ability to conduct our operations and achieve our business and financial objectives.

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

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in the ongoing Phase 2 clinical trials relating to bevirimat as well as in other clinical trials of bevirimat, second generation maturation inhibitors, fusion inhibitors or other products and in the testing, and future manufacturing and marketing of, our products. Although we currently maintain product liability insurance, such insurance may not be adequate, and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products, which could have a material adverse effect on our business. We currently have a policy covering $10 million of product liability for our clinical trials. At present, none of our products are being sold by us or by a collaborator. The coverage will be maintained and limits reviewed from time to time as we progress to later stages of our clinical trials, initiate trials with different products and as the length of the trials and the number of patients enrolled in the trials changes.

Risks Relating to Our Stock

Our stock price is volatile, and you may not be able to resell your shares at a profit.

We first publicly issued common stock on June 11, 1998 at $120.00 (as adjusted for our March 14, 2005 1:10 reverse stock split) per share in our initial public offering. Between March 11, 2005 and February 29, 2008 the closing sale price of our common stock has ranged from a high of $10.78 per share to a low of $0.50. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	clinical trial or regulatory developments in both the U.S. and foreign countries for bevirimat and our other programs.

•	quarterly fluctuations in results of operations;

•	the announcement of new products or services by us or competitors;

•	sales of common stock by existing stockholders or the perception that these sales may occur;

•	adverse judgments or settlements obligating us to pay damages;

•	negative publicity;

•	loss of key personnel; and

•	developments concerning proprietary rights, including patents and litigation matters.

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

If we are unable to maintain compliance with NASDAQ’s listing requirements, our common stock could be delisted from the NASDAQ Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares, and our ability to raise capital.

Our listing on the NASDAQ Global Market is conditioned upon our continued compliance with the NASDAQ Marketplace Rules, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days. On January 28, 2008, we received a deficiency notice from NASDAQ stating that we were not in compliance with the minimum bid price rule due to the recent price levels of our common stock. We have the opportunity within 180 days of the date of notice, or until July 28, 2008, to cure the deficiency. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the NASDAQ Global Market. The delisting of our common stock could have a material adverse effect on the trading price, volume and marketability of our common stock. Further, if our common stock is delisted, we may have difficulties in raising, or may be unable to raise, additional funds with which to operate our business by selling our common stock.

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

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 29% of our outstanding common stock as of February 29, 2008. Their beneficial ownership includes approximately 2.3 million shares of common stock issuable upon exercise of vested stock options that could become available for immediate resale if such options were exercised.

Sale or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

Certain provisions of our restated certificate of incorporation and amended and restated by-laws, as well as the Delaware General Corporation Law, or the DGCL, reduce the power of stockholders generally, even those with a majority of the voting power, to remove incumbent directors and to fill vacancies on the Board of Directors without the support of the incumbent directors.

In addition, our restated certificate of incorporation and amended and restated by-laws provide that stockholder action may not be effected without a duly called meeting. Our restated certificate of incorporation and amended and restated by-laws also do not permit our stockholders to call special meetings of stockholders. This effectively limits the ability of our stockholders to conduct any form of consent solicitation.

Provisions of the DGCL, our restated certificate of incorporation and amended and restated by-laws could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of us without approval of our Board of Directors, even if such acquisition were beneficial to other stockholders. Moreover, the provisions of the DGCL and our restated certificate of incorporation and restated by-laws relating to the removal of directors and the filling of vacancies on the Board of Directors preclude a third party from removing incumbent directors without cause and simultaneously gaining control of the Board of Directors by filling, with its own nominees, the vacancies created by removal. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Such provisions also allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We currently lease two facilities. Our headquarters, located in Watertown, Massachusetts, consists of approximately 37,000 square feet and currently accommodates our general and administrative activities. This lease expires in February 2010 and contains two options to extend the lease term by five years each. In June 2007, we entered into an agreement with Wolfe Laboratories, Incorporated to sublease a portion of our Watertown facility consisting of the entire second floor. The term of the sublease expires in February 2010. Under the terms of the agreement, the subtenant has the option to expand into a portion of the first floor upon proper notification and compliance with the sublease agreement. Our second facility is in Gaithersburg, Maryland, consists of approximately 15,000 square feet, and is primarily designed to accommodate our research and development activities. This lease expires in December 2011 and contains one option to extend the lease term by five years. The space requirement for this facility lease was expanded by 5,000 square feet (to 15,000 square feet) in March 2006 under the same lease terms as the original lease in order to accommodate our growing research and development infrastructure.

Item 3.    LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “PANC.” The following table sets forth the reported high and low bid prices of our common stock for each fiscal quarter during the period from January 1, 2006 through December 31, 2007, as reported by NASDAQ. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$4.82	$3.74
Second Quarter	5.06	3.11
Third Quarter	3.85	1.48
Fourth Quarter	2.87	0.68

Year Ended December 31, 2006
First Quarter	$9.50	$6.90
Second Quarter	7.90	4.94
Third Quarter	5.75	4.20
Fourth Quarter	7.23	3.58

The closing price of our common stock on February 29, 2008, as reported on the NASDAQ Global Market was $0.69 per share. As of February 29, 2008, there were approximately 185 holders of record of the 53,544,834 outstanding shares of our common stock.

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

We did not repurchase any of our securities in 2007.

Item 6.     SELECTED FINANCIAL DATA (in thousands, except per share data)

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2007. The selected financial data for each of the five years in the period ended December 31, 2007 have been derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by Ernst & Young, LLP, our former independent registered public accounting firm, through December 31, 2004 and by KPMG LLP, our current independent registered public accounting firm, for the years ended December 31, 2005, 2006 and 2007. In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc. (the “former Panacos”). For accounting purposes, the transaction was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies, Inc. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. Our consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7.

	2007	2006	2005	2004	2003
Statement of Operating Data:
Revenues	$180	$284	$1,049	$1,337	$1,078
Research and development costs (1)	25,090	24,548	19,798	11,148	4,459
General and administrative expenses (2)	12,840	17,431	8,045	2,158	950
In-process research and development charge (3)	—	—	19,417	—	—
Impairment and contract related charges (4)	1,272	—	13,773	—	—

Total costs and expenses	39,202	41,979	61,033	13,306	5,409

Loss from operations	(39,022)	(41,695)	(59,984)	(11,969)	(4,331)

Interest income	2,705	3,616	985	74	9
Interest expense	(1,127)	(25)	(73)	(143)	(186)
Other expense, net	(15)	(6)	(6)	—	—

Net loss	(37,459)	(38,110)	(59,078)	(12,038)	(4,508)

Accretion of preferred stock dividends	—	—	—	1,925	733

Net loss available to common stockholders	$(37,459)	$(38,110)	$(59,078)	$(13,963)	$(5,241)

Basic and diluted net loss per share	$(0.70)	$(0.75)	$(1.72)	$(14.51)	$(13.00)
Weighted average common shares used in computing basic and diluted net loss per share	53,145	50,523	34,423	962	403

	2007	2006	2005	2004	2003
Pro Forma: (5)
Net loss	$(37,459)	$(38,110)	$(59,078)	$(12,038)	$(4,508)

Pro forma basic and diluted net loss per share	$(0.70)	$(0.75)	$(1.54)	$(0.63)	$(0.70)
Pro forma weighted average shares used in calculation of basic and diluted net loss per share	53,145	50,523	38,448	19,004	6,408

	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$51,895	$60,766	$87,138	$4,879	$477
Working capital (deficit)	45,754	56,467	82,792	2,479	(3,441)
Total assets	55,710	65,653	91,571	6,331	1,217
Long-term obligations, less current portion	19,496	—	—	35	164
Redeemable preferred stock	—	—	—	29,897	9,891
Stockholders’ equity (deficit)	28,870	58,684	85,601	(26,446)	(13,040)

(1)	In fiscal 2005, we recorded a $2.4 million non-cash stock compensation charge within research and development costs in connection with the departure of an executive officer announced in November 2005.

(2)	In fiscal 2006, we recorded a compensation charge of approximately $5.9 million, of which $5.4 million related to non-cash stock compensation resulting from the vesting acceleration of stock options, within general and administrative expenses, in connection with sudden and unexpected death of our former Chief Executive Officer, Samuel K. Ackerman, M.D.
(3)	In connection with the acquisition of V.I. Technologies, we recorded an in-process research and development charge of $19.4 million during the quarter ended March 31, 2005.
(4)	We recorded an impairment and contract related charge of $1.3 million in 2007. The 2007 charge related to the vacancy of a portion of our Watertown facility, which had been used for the INACTINE program that was previously discontinued, and to the write-off and disposition of certain fixed assets associated with the sublease of such space. We recorded impairment charges of $13.8 million in 2005. These charges consisted of $8.1 million for property and equipment, $4.0 million for the workforce intangible asset balances recorded upon consummation of the merger and $1.7 million for the discontinuance of the INACTINE program.
(5)	Pro forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Panacos Pharmaceuticals, Inc., Panacos or the Company, seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have usually preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications, such as cardiovascular disease. Because it is widely established that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

Our lead product candidate, bevirimat, is an oral HIV drug candidate in Phase 2 clinical testing. To date, we have dosed over 485 patients and subjects with bevirimat and have seen a good safety and tolerability profile with no indication of a relationship between adverse events and drug levels. Bevirimat is the first in a new class of product candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to be a part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication. We have retained worldwide commercialization rights to bevirimat.

In August 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, or VL, in patients treated with bevirimat monotherapy compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in VL was 1.050 log10, or a 91% decrease.

In June 2006, we initiated a Phase 2b clinical trial, which we refer to as Study 203, of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat was administered to HIV-positive treatment-experienced patients failing their current treatment regimen. All patients received one of several bevirimat doses or placebo in combination with approved HIV drugs. The primary objective of this trial was to determine an optimal dose or doses of bevirimat for use in pivotal clinical trials. The primary efficacy endpoint of the study was VL reduction after two weeks of bevirimat dosing on top of a patient’s failing drug regimens (so-called “functional monotherapy”). Additional planned endpoints of this trial were to include safety and pharmacokinetics after two weeks and twelve weeks, as well as VL reduction after twelve weeks of dosing with bevirimat.

In December 2006, we announced preliminary results from the first cohort of Study 203 of bevirimat, which studied a 400 mg bevirimat dose comprising eight 50 mg tablets, a prototype formulation designed to maximize flexibility in dosing increments. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies, but the bevirimat levels in the blood or plasma concentrations were lower than expected. Based on data available at the time, we initiated additional work to improve the bevirimat tablet formulation, and we re-introduced an earlier liquid formulation that had been successful in clinical trials into Study 203 to allow the study to meet its original dose-finding objective.

In March 2007, the FDA agreed to our plan for a revised trial design (which is now designated as Part B of Study 203) and we resumed bevirimat dose escalation in Study 203 while continuing to develop an optimized formulation of bevirimat for late stage clinical development and commercialization. The dose escalation stage of Part B of Study 203 was recently completed and tested the efficacy of bevirimat in treatment-experienced patients failing current therapy, at increasing doses using the oral liquid formulation which was utilized in Study 203. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to the first Study 203 cohort, except that patients did not continue on to extended dosing.

In Study 203, bevirimat was well-tolerated, has shown generally dose-proportional increases in plasma concentration, and in many patients has been associated with a VL reduction of more than 1.0 log10 following 14 days of functional monotherapy. Detailed analyses of the data suggest that treatment-experienced patients may be grouped into two populations – responders and non-responders. Responders may be defined as those patients with at least a 0.5 log10 VL reduction by week 2 and non-responders as those with less than a 0.5 log10 VL reduction by this time point. The mean VL change in responders was generally consistent across all of the doses tested in Study 203. Based on the data, supported by updated pharmacokinetic modeling, we believe that doses used in Study 203 are in the optimum response range (the “peak of the dose response curve”) and that further dose escalation will not provide significantly improved responses. Accordingly, we do not plan to undertake any further dose escalation in Study 203.

We are studying the distinctions between responders and non-responders, including both clinical and virologic variables, in order to be able to focus bevirimat treatment on patients who will benefit most from bevirimat. Based on analyses to date, it appears that one factor differentiating responder patients from non-responder patients are differences in the viruses from these two groups of patients. There are variations in the viral amino acid sequences that are significantly more common in HIV from non-responders as compared to responders. Laboratory data suggest that some of these amino acid changes, or polymorphisms, may affect the ability of bevirimat to inhibit HIV replication. We plan to prospectively confirm that patients without these polymorphisms are significantly more likely to respond to bevirimat treatment. We are conducting extensive testing in order to define this patient population with the goal of developing a diagnostic assay that can be used to select patients for future clinical trials. We also plan to conduct extended dosing studies of bevirimat in 2008.

We have established research and development programs designed to generate second- and third-generation maturation inhibition products. We believe that there is the potential for multiple marketed products in this class. We filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We do not plan to study PA-040 further in clinical trials. We envision studying additional second-generation maturation inhibitors in preclinical and single-dose human clinical trials before choosing a compound for multiple dose clinical trials. The selection of second-generation compounds to move forward into development will be based in part on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat.

We also have a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells. Fusion inhibition is a novel target for oral drug development. Panacos scientists have developed proprietary drug screening technology to identify inhibitors of virus fusion and have used this screening technology successfully to identify novel small-molecule HIV fusion inhibitors. Ongoing optimization of these compounds resulted in our identification of a lead compound, PA-161, suitable for moving forward into preclinical safety studies. The only approved HIV fusion inhibitor, enfuvirtide, is a peptide drug which is expensive to manufacture and is administered by injection.

We have retained the worldwide commercialization rights to all of our programs. We believe that we could potentially develop bevirimat and market it in North America successfully without a strategic corporate collaboration because we anticipate that the North American HIV market could be addressed with a relatively small sales force of approximately 50-100 representatives. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We are also exploring corporate collaboration opportunities for our oral fusion program. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc.; a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun off as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development stage program. We have since terminated the development program for the INACTINE system.

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

Research and Development Revenue and Cost Recognition

Most of our revenues have been generated by research contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are a development-stage enterprise and no revenues to date have been derived from our principal operations.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account, and offset those amounts when we subsequently incur costs related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period could be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There have been no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the periods presented herein.

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

In accordance with SFAS 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At December 31, 2007, our remaining long-lived assets consisted of net property and equipment totaling approximately $1.0 million. In June 2007, we recognized an impairment and contract related charge of $1.2 million, of which approximately $800,000 related to the write-off of the net book value of leasehold improvements and lab equipment pertaining to the vacancy and sublease for a portion of our Watertown facility that was vacated as a result of the termination of the INACTINE program. During the third quarter of 2007, we recognized an additional impairment and contract related charge of $54,000 related to the sublease.

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

We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). For further information, please see Notes 2 and 3 to the consolidated financial statements.

We estimate the fair value of stock option awards as of the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the expected life of the award and a risk-free interest rate. We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Any changes in these assumptions may materially affect the estimated fair value of our stock-based awards.

Results of Operations

Fiscal Year 2007 as Compared to Fiscal Year 2006

Revenues

Fiscal Year 2007	Fiscal Year 2006	Increase/(Decrease)%
$180,000	$284,000	($104,000)	-37%

Revenues decreased by 37% to $180,000 in 2007 compared to $284,000 in 2006. The decrease was primarily due to lower research funding on our existing contract with the University of North Carolina and the completion of work under several National Institute of Health, or NIH, grant funded projects in 2006. The decrease was partly offset by the recognition of a $75,000 nonrefundable license fee in the second quarter of 2007 related to the INACTINE technology development program, which was discontinued in 2005.

Research and development

Fiscal Year 2007	Fiscal Year 2006	Increase/(Decrease)%
$25.1 million	$24.5 million	$542,000	2%

Total research and development spending increased by $542,000, or 2%, to $25.1 million in 2007 compared to $24.5 million in 2006. The increase in 2007 compared to 2006 is primarily due to increased spending on the bevirimat development program, partly offset by lower spending on our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense accounted for $1.3 million and $732,000 of research and development expenses in 2007 and 2006, respectively.

General and administrative

Fiscal Year 2007	Fiscal Year 2006	Increase/(Decrease)%
$12.8 million	$17.4 million	($4.6) million	-26%

General and administrative expenses decreased by $4.6 million, or 26%, to $12.8 million in 2007 compared to $17.4 million in 2006. The decrease in 2007 was primarily due to non-cash stock compensation expense of approximately $5.4 million recognized during the second quarter of 2006 relating to the accelerated vesting of options held by our former CEO, Dr. Samuel Ackerman, upon his death pursuant to the terms of his option grants and employment agreement. Partly offsetting this decrease was an increase in general and administrative expenses in 2007 related to marketing, business development and intellectual property activities. Non-cash stock compensation expense accounted for $3.8 million and $8.9 million of general and administrative expense in 2007 and 2006, respectively.

Impairment and contract related charges

We recognized an impairment and contract related charge of $1.3 million in 2007. The charge related to the vacancy and sublease for a portion of our Watertown facility, which had been used for the INACTINE program that was discontinued and to the write-off and disposition of certain fixed assets associated with the sublease.

Interest income

Fiscal Year 2007	Fiscal Year 2006	Increase/(Decrease)%
$2.7 million	$3.6 million	($911,000)	-25%

Interest income decreased by $911,000, or 25%, to $2.7 million in 2007 compared to $3.6 million in 2006. The decrease in interest income resulted primarily from lower average cash and investment balances available to fund our operations in 2007 and to lower interest rates generated within our portfolio near the end of 2007.

Interest expense

Fiscal Year 2007	Fiscal Year 2006	Increase/(Decrease)%
$1.1 million	$25,000	$1.1 million	4400%

The majority of interest expense recognized in 2007 resulted from our loan balance with Hercules, which we entered into during the second quarter of 2007. Interest expense on the loan with Hercules, which is based on the prime rate on the dates of advance plus 2.95%, was 11.2% for the first $10.0 million received in June 2007 upon the signing of the agreement and 10.7% for the second $10.0 million installment received in October 2007. The Hercules loan allows for interest only payments on a monthly basis until July 2008, which could be extended to October 2008 if we satisfy certain milestones as set forth in the loan agreement.

Fiscal Year 2006 as Compared to Fiscal Year 2005

Revenues

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$284,000	$1.0 million	($765,000)	-73%

Revenues decreased by 73% to $284,000 in 2006 from $1.0 million in 2005. The decrease was primarily due to lower NIH grant funding and the completion of work under several NIH grant funded projects during 2006. Revenues for both years consisted entirely of grant revenue and subcontractor services fees.

Research and development

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$24.5 million	$19.8 million	$4.7 million	24%

Total research and development spending increased by $4.7 million, or 24%, to $24.5 million in 2006 from $19.8 million in 2005. The increase in 2006 compared to 2005 was primarily due to increased spending on the bevirimat development program, which entered Phase 2b clinical trials during the second quarter of 2006, and to our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense relating to the adoption of SFAS123(R) in 2006 accounted for $732,000 of research and development expense in 2006. This compares to $3.2 million in non-cash stock compensation charges recorded in 2005, of which $2.4 million resulted from the departure of an executive officer late in 2005.

General and administrative

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$17.4 million	$8.0 million	$9.4 million	117%

General and administrative expenses increased by $9.4 million, or 117%, to $17.4 million during 2006 from $8.0 million for 2005. The most important factor contributing to this increase was a $5.9 million charge resulting from the sudden and unexpected death of our former Chief Executive Officer, Samuel K. Ackerman, M.D., in June 2006. Included in the $5.9 million charge was a non-cash stock compensation charge of approximately $5.4 million relating to the accelerated vesting of Dr. Ackerman’s options upon his death, pursuant to the terms of his option grants and employment agreement and $450,000 for other compensation expenses. A significant portion of the remaining amount of the increase in general and administrative expenses is attributed to share-based compensation expenses of $3.5 million relating to the adoption of SFAS123(R) in 2006. This compares to stock compensation charges of $762,000 in 2005. Also contributing to the growth in general and administrative expenses in 2006 was an increase in marketing, business development and intellectual property activities and the increase in public company infrastructure following the merger in 2005.

In-process research and development

In connection with the acquisition of V.I. Technologies in 2005, we recorded an in-process research and development charge of $19.4 million during the first quarter of 2005. The amount allocated to in-process research and development represented an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represented the estimated fair value of INACTINE, a V.I. Technologies system for pathogen inactivation of red blood cells. The initial value of the purchased in-process research and development from the merger of $5 million was determined by estimating the projected net cash flows related to such products based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the products. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. The final fair value of $19.4 million included a pro-rata allocation of the excess purchase price of approximately $14.4 million. In-process research and development was expensed immediately upon the consummation of the merger. There were no in-process research and development charges in 2006.

Impairment charges

We recorded two impairment charges of $12.1 million and $1.7 million in the first quarter of 2005 and second quarter of 2005, respectively, resulting in a combined charge of $13.8 million for 2005. The first charge of $12.1 million consisted of $8.1 million and $4.0 million on the property and equipment and the workforce intangible asset balances recorded upon consummation of the merger, respectively. Upon the closing of the merger, we completed an analysis to determine if we were able to recover the adjusted value of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We determined that the carrying value of our long-lived assets (property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the estimates to the estimated fair values. The $1.7 million charge recorded during the second quarter of 2005 followed the announcement in June 2005 of our discontinuance of the INACTINE program, which consisted of $357,000 and $1.3 million on the INACTINE-specific property and equipment and workforce intangible asset balances, respectively, in accordance with SFAS No. 144.

Interest income

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$3.6 million	$985,000	$2.6 million	264%

Interest income increased by $2.6 million, or 264%, to $3.6 million in 2006 from $985,000 in 2005. The net increase in interest income resulted primarily from higher average cash and investment balances and higher interest rates in 2006 compared to 2005. The higher cash and investment balances were directly attributed to proceeds received from the public offering that was completed in October 2005.

Interest expense

Fiscal Year 2006	Fiscal Year 2005	Increase/(Decrease)%
$25,000	$73,000	($48,000)	-66%

Interest expense decreased by $48,000, or 66%, to $25,000 in 2006 from $73,000 in 2005. The decrease in interest expense resulted primarily from the termination of the capital lease obligations, which ended in early 2006.

Liquidity and Capital Resources

We continue to finance our operations primarily through sales of our securities and debt financing. Since our inception, we have financed our operations through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short and long-term debt and capital lease financing. In June 2007, we entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan Agreement, Hercules advanced us $10.0 million on June 28, 2007, and we received the second $10.0 million tranche from Hercules in October 2007. At December 31, 2007, we had combined cash, cash equivalents and marketable securities of $51.9 million and working capital of $45.8 million in comparison with cash and cash equivalents of $60.8 million and working capital of $56.5 million on December 31, 2006.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, and our second-generation maturation inhibitors through further clinical trials, and as we increase our preclinical efforts for our fusion inhibitor program. Based on our current forecasts, we believe that we have adequate resources to fund our operations into 2009.

Our cash activity during the fiscal years 2007 and 2006 was comprised of the following: (in thousands)

	2007	2006
Net cash used in operating activities	$(31,035)	$(29,630)
Redemption or sale/(purchase) of available-for-sale marketable securities, net	15,198	(25,715)
Cash used in fixed asset acquisitions	(48)	(519)
Net proceeds from equity transactions	1,019	1,667
Proceeds from borrowing on notes payable	358	462
Net proceeds from the issuance of debt and warrants	19,668	—
Repayment of advances and other debt	(435)	(314)
Transfers from restricted cash	—	51

Increase/(decrease) in cash position	$4,725	$(53,998)

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials for bevirimat, on the expenditures required to develop our other product candidates and on expenditures on our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat. Development partnerships can include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million. The aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in major markets, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at December 31, 2007: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$2,720	$918	$1,407	$395	$—
Capital lease	156	58	98	—	—
Term loan (Hercules) (1)	20,000	2,956	16,279	765	—
Note payable	358	358	—	—	—
Other purchase obligations	8,949	8,827	113	9	—

Total	$32,183	$13,117	$17,897	$1,169	$—

(1)	includes principal only, no interest payments

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe the adoption of EITF 07-03 will have a material impact on our overall financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified dates, to measure eligible items at fair value. SFAS 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our overall financial position or results of operations.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. The adoption had no material impact on our consolidated financial statements. As of the date of adoption and as of December 31, 2007, we have recorded no reserves for unrecognized income tax benefits. We are subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2004 and later. However, we are a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. Our policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. We have recorded no such expense. We do not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would result in an increase or decrease of approximately $29,000 in the fair market value of our total portfolio at December 31, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm.

(c)	Changes in Internal Control.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “Proposal 1 – Election of Directors”, “Additional Information”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Business Conduct and Ethics.”

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “Executive Compensation” and “Additional Information.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the portions of the Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors.”

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the portion of the Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders entitled “Information Concerning Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) and (2) Consolidated Financial Statements and Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms	Page 50

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	Page 53

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period from September 29,1999 (inception) to December 31, 2007	Page 54

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29,1999 (inception) to December 31, 2007	Page 55

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period from September 29,1999 (inception) to December 31, 2007	Page 59

Notes to Consolidated Financial Statements	Page 60

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 14, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3/A filed on June 4, 2001 (File No. 333-47518) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003. Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

Exhibit Number	Description
3.8	Certificate of Amendment of Restated Certificate of Incorporation, effective August 17, 2005. Filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

3.9	Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

3.10	Amended and Restated By-laws of the Registrant, as amended December 18, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2007 and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

4.6	Warrant, dated June 28, 2007, issued by the Registrant to Hercules Technology Growth Capital, Inc. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.1*	1998 Equity Incentive Plan, as amended and restated. Filed herewith.

10.2*	1998 Director Stock Option Plan, as amended and restated. Filed herewith.

10.3*	1999 Supplemental Equity Compensation Plan, as amended and restated. Filed herewith.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.5*	2005 Supplemental Equity Compensation Plan, as amended and restated. Filed herewith.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

Exhibit Number	Description
10.9	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.10*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.11*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12*	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.14*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.15++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.16 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.16	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.17*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

10.18*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.19*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.21*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.22*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

Exhibit Number	Description
10.23*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.24	Second Amendment to Lease, dated March 21, 2006, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference.

10.25*	Amended and Restated Director Compensation Policy, dated April 13, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2007 and incorporated herein by reference.

10.26*	Employment Letter Agreement, dated July 10, 2006, by and between the Registrant and Graham P. Allaway. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2006 and incorporated herein by reference.

10.27*	Offer Letter of Employment from the Registrant to Frederick Schmid, dated April 14, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.

10.28*	Offer Letter of Employment from the Registrant to Robert B. Pelletier, dated August 16, 2006. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.29*	Offer Letter of Employment from the Registrant to Alan W. Dunton, M.D., dated January 4, 2007. Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed March 13, 2007 and incorporated herein by reference.

10.30*	Statement of Policy with Respect to Equity Award Approvals, dated June 12, 2007. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2007 and incorporated herein by reference.

10.31	Loan and Security Agreement, dated June 28, 2007, by and between the Registrant and each of its subsidiaries and Hercules Technology Growth Capital, Inc. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.32	Sublease, made as of June 28, 2007, by and between the Registrant and Wolfe Laboratories, Incorporated. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.33*	Separation Agreement by and between the Registrant and Dr. Peyton Marshall, dated September 21, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 25, 2007 and incorporated herein by reference.

10.34*	Offer Letter of Employment from the Registrant to Jane Pritchett Henderson, dated January 1, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008 and incorporated herein by reference.

10.35*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

Exhibit Number	Description
23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.

By: /s/ Alan W. Dunton
Alan W. Dunton, M.D.
President and Chief Executive Officer March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alan W. Dunton Alan W. Dunton, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ Jane Pritchett Henderson Jane Pritchett Henderson	Executive Vice President, Chief Financial Officer, Chief Business Officer, Treasurer and Secretary (Principal Financial Officer)	March 7, 2008

/s/ Robert B. Pelletier Robert B. Pelletier	Vice President of Finance (Principal Accounting Officer)	March 7, 2008

/s/ Jeremy Hayward-Surry Jeremy Hayward-Surry	Chairman	March 7, 2008

/s/ Irwin Lerner Irwin Lerner	Director	March 7, 2008

/s/ Joseph M. Limber Joseph M. Limber	Director	March 7, 2008

/s/ R. John Fletcher R. John Fletcher	Director	March 7, 2008

/s/ Robert G. Savage Robert G. Savage	Director	March 7, 2008

/s/ Laurent Fischer Laurent Fischer, M.D.	Director	March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Panacos Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from September 29, 1999 (inception) to December 31, 2007. The cumulative consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the period September 29, 1999 (inception) to December 31, 2007 include amounts for the period from September 29, 1999 (inception) to December 31, 2004, which were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the amounts included for the period September 29, 1999 (inception) through December 31, 2004 is based solely on the report of other auditors. We also have audited Panacos Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Panacos Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panacos Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from September 29, 1999 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Panacos Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 2 to the consolidated financial statements, Panacos Pharmaceuticals, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, utilizing the modified prospective application transition method.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Panacos Pharmaceuticals, Inc.

We have audited the accompanying statement of operations, redeemable preferred stock and stockholders’ deficit, and cash flows of Panacos Pharmaceuticals, Inc. for the period from September 29, 1999 (inception) to December 31 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Panacos Pharmaceuticals, Inc. for the period from September 29, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

McLean, VA

February 16, 2005

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,865	$33,140
Marketable securities	14,030	27,626
Other receivables	147	66
Prepaid expenses and other current assets	1,056	2,145

Total current assets	53,098	62,977
Property and equipment, net	1,045	2,122
Restricted cash	494	494
Other assets	1,073	60

Total assets	$55,710	$65,653

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,977	$3,226
Accrued expenses	3,951	2,923
Current portion of capital lease obligation	58	—
Current portion of notes payable	358	361

Total current liabilities	7,344	6,510
Other liabilities	370	189
Capital lease obligations, net of current portion	97	—
Long-term debt	18,798	—
Deferred rent	231	270

Total liabilities	26,840	6,969

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,544,834 shares and 52,852,594 shares at December 31, 2007 and December 31, 2006, respectively	535	529
Additional paid-in capital	188,353	180,713
Accumulated other comprehensive income	5	6
Deficit accumulated during the development-stage	(160,023)	(122,564)

Total stockholders’ equity	28,870	58,684

Total liabilities, redeemable preferred stock and stockholders’ equity	$55,710	$65,653

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for share data)

	Fiscal Years			Period from September 29, 1999 (inception) to December 31, 2007
	2007	2006	2005
Revenues	$180	$284	$1,049	$5,641
Operating expenses:
Research and development	25,090	24,548	19,798	92,729
General and administrative	12,840	17,431	8,045	43,502
In-process research and development	—	—	19,417	19,417
Impairment and contract related charges	1,272	—	13,773	15,045

Total operating expenses	39,202	41,979	61,033	170,693

Loss from operations	(39,022)	(41,695)	(59,984)	(165,052)
Interest income	2,705	3,616	985	7,550
Interest expense	(1,127)	(25)	(73)	(1,579)
Other expense, net	(15)	(6)	(6)	(27)

Net loss	(37,459)	(38,110)	(59,078)	(159,108)
Accretion of preferred stock dividends	—	—	—	4,050

Net loss available to common stockholders	$(37,459)	$(38,110)	$(59,078)	$(163,158)

Basic and diluted net loss per share	$(0.70)	$(0.75)	$(1.72)

Weighted average shares used in calculation of basic and diluted net loss per share	53,145	50,523	34,423

PRO FORMA*
Net loss	$(37,459)	$(38,110)	$(59,078)

Pro forma basic and diluted net loss per share	$(0.70)	$(0.75)	$(1.54)

Pro forma weighted average shares used in calculation of pro form basic and diluted net loss per share	53,145	50,523	38,448

*	Pro Forma calculation eliminates accretion of preferred stock dividends and assumes conversion of preferred stock to common stock on the dates the preferred stock was issued. All preferred stock was converted into common stock upon the closing of the merger with V.I. Technologies in March 2005, and accordingly there was no preferred stock outstanding during the fiscal years ended December 31, 2007 and 2006.

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to December 31, 2007

(in thousands, except for per share data)

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2007

(in thousands, except for per share data)

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2007

(in thousands, except for per share data)

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

For the Period from September 29, 1999 (inception) to December 31, 2007

(in thousands, except for per share data)

					Stockholders’ (Deficit) Equity
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	607	6	—	—	1,013	—	—	—	1,019
Issuance and expenses of common shares for restricted stock under option plan, net	—	—	—	—	—	—	85	—	—	—	399	—	—	—	399
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	4,846	—	—	—	4,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,459)	(37,459)

Balance at December 31, 2007	—	$—	—	$—	—	$—	53,545	$535	—	$—	$188,353	$—	$5	$(160,023)	$28,870

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years			Period from September 29, 1999 (inception) to Dec. 31, 2007
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(37,459)	$(38,110)	$(59,078)	$(159,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	751	628	2,201
Amortization of deferred financing fees	256	—	1	434
Stock compensation expense, including restricted stock	5,093	9,678	3,954	19,333
Non-cash interest income and other	(1,603)	(1,905)	(20)	(3,528)
Loss on disposal of fixed assets	—	—	27	27
In-process research and development	—	—	19,417	19,417
Impairment and contract related charges	1,272	—	13,773	15,045
Non-cash operating expenses	—	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	(81)	323	111	74
Prepaid expenses and other current assets	1,089	(1,060)	(460)	(494)
Other assets	(573)	31	—	(601)
Accounts payable	(249)	1,314	1,440	2,977
Accrued expenses	680	(772)	(1,508)	462
Other liabilities	41	—	—	41
Deferred rent	(39)	120	69	231

Net cash used in operating activities	(31,035)	(29,630)	(21,646)	(102,437)

Cash flows from investing activities:
Purchase of available-for-sale investments	(235,476)	(269,834)	—	(505,310)
Redemption or sale of available-for-sale investments	250,674	244,119	—	494,793
Additions to property and equipment	(48)	(519)	(150)	(1,202)
Proceeds from the disposal of fixed assets	—	—	6	6
Cash paid for merger, net of cash received	—	—	126	(325)
Restricted cash	—	51	424	349

Net cash provided by (used in) investing activities	15,150	(26,183)	406	(11,689)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319	101,319
Proceeds from exercise of stock options and purchase plans	1,019	1,698	177	2,924
Proceeds from the issuance of preferred stock, net	—	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163	3,163
Proceeds from borrowing on notes payable	358	462	88	1,938
Proceeds from issuance of convertible debt, net	—	—	—	2,904
Payment of shelf registration costs	—	(31)	—	(31)
Proceeds from issuance of debt and warrants	20,000	—	—	20,000
Payment of deferred financing fees	(332)	—	—	(332)
Repayment of notes payable and capital lease obligations	(435)	(314)	(1,248)	(2,970)

Net cash provided by financing activities	20,610	1,815	103,499	151,991

Net increase (decrease) in cash and cash equivalents	4,725	(53,998)	82,259	37,865
Cash and cash equivalents, beginning of period	33,140	87,138	4,879	—

Cash and cash equivalents, end of period	$37,865	$33,140	$87,138	$37,865

Supplemental cash flow information:
Cash paid for interest	$681	$23	$74	$860

Equipment acquired under capital leases	$229	$—	$—	$340

The accompanying notes are an integral part of the consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or “the Company”) is a development-stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat, formerly known as PA-457, is an oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any approved drugs or other drugs known by it to be in development. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to play an important role in treating both treatment-experienced HIV patients and patients previously untreated for the disease. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of December 31, 2007, had an accumulated deficit of $160.0 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at December 31, 2007 of $51.9 million will be sufficient to fund the Company’s operations into 2009.

Principles of Consolidation

The consolidated financial statements include the financial statements of Panacos Pharmaceuticals, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no effect on the Company’s reported net loss or financial position.

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

During the second quarter of 2007, the Company entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE technology, the development of which was discontinued by Panacos. Enfer received an exclusive option to enter into a license agreement for this technology. Pursuant to the requirements of SAB 104 and EITF 00-21, the Company recognized revenue of $75,000 during the second quarter of 2007 from Enfer for the nonrefundable license fee. In cases such as this initial Enfer payment in which the Company has no continuing obligation to perform services under a contract or agreement, the Company will record nonrefundable license fee revenue when it has the contractual right to receive payment in accordance with the terms of the license agreement. In cases where the Company has a continuing obligation to perform services under a contract or agreement, nonrefundable license fee revenue will be recognized ratably over a specified or performance period.

As the Company is considered a development-stage enterprise, no revenues have been derived to date from its principal operations.

Research and Development

All research and development costs are charged to operations as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the amounts of existing assets and liabilities carried on the consolidated financial statements and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carry- forwards. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2007, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Interest on securities available-for-sale is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income. The cost of securities sold is based on the specific identification method.

Restricted Cash

Long-term restricted cash of $494,000 at December 31, 2007 and 2006 was comprised of two certificates of deposit for letters of credit on the Company’s two leased facilities.

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2007	2006
Common stock options	5,620	5,368
Common stock warrants	1,889	1,442
Non-vested restricted common stock	340	115

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $5.1 million, or $0.10 per share, and $9.7 million, or $0.19 per share, respectively, most of which related to share-based compensation expense from employee stock options. Included in the $9.7 million share-based compensation expense for the year ended December 31, 2006 is a stock compensation charge of approximately $5.4 million related to the accelerated vesting of options held by Dr. Samuel Ackerman, formerly the Chief

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Officer of the Company, upon his death in June 2006, pursuant to the terms of his options and his employment agreement. For further information, please see Note 3 to the consolidated financial statements.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions for estimating pro forma earnings under SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As share-based compensation expense recognized during 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For service-based option grants, the Company utilizes a straight-line method for the recognition of compensation expense associated with the employee and director options with graded vesting. For performance-based option grants, the Company estimates the timing of the achievement of performance milestones in recognizing compensation expense.

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

Certain of the Company’s options granted to non-employees are outside the scope of SFAS 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of December 31, 2007 and 2006, a liability of

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$40,000 and $189,000, respectively, was reflected in the balance sheet in other liabilities. The fair value of the award is re-measured at each financial statement date until the options are exercised or expire. No options were exercised by non-employee consultants during each of the years ended December 31, 2007 and 2006. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of December 31, 2007, vested stock options to acquire approximately 51,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is composed of the following: (in thousands)

	2007	2006	2005	Period from September 29, 1999 (inception) to Dec. 31, 2007
Net loss	$(37,459)	$(38,110)	$(59,078)	$(159,108)
Unrealized (loss) gain on investments available for sale, net	(1)	6	—	5

Total comprehensive loss	$(37,460)	$(38,104)	$(59,078)	$(159,103)

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe the adoption of EITF 07-03 will have a material impact on its overall financial position or results of operations.

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is applicable as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its overall financial position or results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. The adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of December 31, 2007, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2004 and later. However, the Company is a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

3.	Employee and Director Stock Benefit Plans

As of December 31, 2007, the Company had five equity compensation plans under which its equity securities are authorized for issuance:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan	475,000	23,592
1999 Supplemental Equity Compensation Plan	100,000	66,495
Amended and Restated 2005 Supplemental Equity Compensation Plan	10,369,594	1,885,432

Subtotal Employee Stock Option Plans	10,944,594	1,975,519
Other Plans:
1998 Director Stock Option Plan	25,000	16,950
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	—

Total	11,034,594	1,992,469

Each of the foregoing equity compensation plans were approved by its stockholders.

Employee Equity Compensation Plans

The Company has three share-based compensation plans; the 1998 Employee Equity Incentive Plan, the 1999 Supplemental Equity Compensation Plan and the Amended and Restated 2005 Supplemental Equity Compensation Plan, under which employees, non-employee consultants and directors may be granted restricted stock or options to purchase common stock. Options are generally granted with an exercise price not less than the fair market value on the grant date, generally vest over 4 years and expire 10 years after the grant date. The Company can also grant performance-based options under these Plans that vest upon the achievement of predetermined milestones or targets. As of December 31, 2007, a total of approximately 10.9 million shares were

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized for grant under these plans. The number of common shares reserved for grants of future awards to employees and directors under these plans was 2.0 million at December 31, 2007. At December 31, 2007, a combined total of 5.6 million options at a weighted average exercise price of $4.22 per share were outstanding under these plans, and 2.8 million options at a weighted average exercise price of $3.62 per share were exercisable under these plans. The remaining unrecognized compensation expense on stock options at December 31, 2007 was $8.2 million. The weighted average period over which the cost is expected to be recognized is approximately 2.6 years.

Stock-Based Compensation Plan for Directors

The Company has a stock-based compensation plan for non-employee directors, the 1998 Director Stock Option Plan (“Director Plan”). As noted above, the Company also grants stock-based compensation to non-employee directors under the Amended and Restated 2005 Supplemental Equity Compensation Plan. Under the Director Plan, a total of 25,000 shares have been authorized for option grants. As of December 31, 2007, a total of 16,950 shares were available for new grants. The Director Plan is structured to provide options to non-employee directors as follows: a new director receives a total of 25,000 options upon becoming a member of the Board and continuing directors receive 15,000 options after each annual meeting of shareholders. The maximum contractual term of the director stock options is 10 years. Under this plan, the option exercise price is the fair market value of the Company’s common stock at the time the option is granted. Initial stock option grants become exercisable at a rate of 25% per year beginning on the first anniversary date of grant of the option provided the director continues to serve as a member of the Board of Directors. Annual stock option grants vest monthly over one year period after the stock option grant date. At December 31, 2007, a total of 7,850 options at a weighted average exercise price of $32.13 per share were outstanding under this plan, and 7,100 options at a weighted average exercise price of $34.79 per share were exercisable under this plan. The remaining unrecognized compensation expense on stock options at December 31, 2007 was approximately $2,000. The weighted average period over which the expense is expected to be recognized is approximately 1.1 years. The above-mentioned activity for the stock-based compensation plan for directors is included in the option tables below.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions of up to 5% of annual compensation. The purchase price per share is 85% of the lower of the ten day average market price prior to the beginning of each three-month offering period or the ten day average market price at the end of each three-month offering period. The ESPP provides for purchases by employees of up to an aggregate of 65,000 shares through April 24, 2016. During the years ended December 31, 2007 and 2006, the Company issued 26,903 shares and 14,568 shares, respectively, under the ESPP. At December 31, 2007, there were no shares currently available for purchase under the ESPP.

Non-Vested (“Restricted”) Stock Awards with Service and Performance Conditions

The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards can either be time-based or performance-based and are subject to forfeiture if employment terminates during the prescribed retention period. At December 31, 2007, 340,000 shares of non-vested restricted stock were outstanding, of which 310,000 shares were granted during the fourth quarter of 2007. The remaining 30,000 shares of non-vested restricted shares were granted in 2006. All of the outstanding shares of restricted stock at December 31, 2007 contained performance-based vesting. The Company has estimated the probability of

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

achievement of the performance criteria and has reflected the estimate in its expense recognition. The remaining unrecognized compensation expense on all restricted stock at December 31, 2007 was $737,000.

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2005	2,800,155	4,072,995	$4.33
Granted (1)	(2,917,400)	2,802,400	7.31
Exercised	—	(1,255,293)	1.29
Forfeited or expired	251,634	(251,634)	35.81
Additional shares reserved	3,000,000	—	—

Balance outstanding at December 31, 2006	3,134,389	5,368,468	$5.12
Granted (1)	(3,184,125)	2,874,125	4.74
Exercised	—	(580,350)	1.65
Forfeited or expired	2,042,205	(2,042,205)	7.95

Balance outstanding at December 31, 2007	1,992,469	5,620,038	$4.26

(1)	Information in the Options Available For Grant column includes the effect of non-vested restricted stock grants for the years ended December 31, 2007 and 2006 of 310,000 and 115,000 shares, respectively.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of exercise Prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price per share	Aggregate intrinsic value	Options exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price per share	Aggregate intrinsic value
$0.05–$0.17	109,998	3.5	$0.14	$71,485	109,998	3.5	$0.14	$71,485
$0.23–$0.23	1,060,689	5.9	0.23	599,183	1,004,334	5.9	0.23	567,349
$1.92–$2.97	63,500	8.5	2.43	—	16,250	7.3	2.89	—
$3.05–$6.20	2,594,992	8.5	4.05	—	680,401	7.0	4.16	—
$6.26–$7.91	1,133,449	6.6	6.48	—	585,985	4.7	6.48	—
$8.12–$9.50	649,381	8.2	8.26	—	366,935	7.7	8.26	—
$11.60–$58.00	5,929	4.0	27.04	—	5,304	3.8	28.86	—
$65.00–$108.75	2,100	3.1	69.74	—	2,100	3.1	69.74	—

	5,620,038	7.5	$4.26	$670,668	2,771,307	6.1	$3.70	$638,834

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of the options, based on the Company’s closing stock price of $0.79 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was approximately $1.5 million and $7.3 million, respectively. The fair value of stock options vested at December 31, 2007 was $7.0 million. The total

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of in-the-money options exercisable as of December 31, 2007 was 1.1 million. As of December 31, 2007, 2.8 million outstanding options were exercisable, with a weighted average exercise price of $3.70.

General Restricted Shares Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2005	—	$—
Granted	115,000	6.17
Vested	—	—

Balance Outstanding at December 31, 2006	115,000	$6.17
Granted	310,000	2.60
Vested	(85,000)	6.07

Balance Outstanding at December 31, 2007	340,000	$2.94

On January 24, 2006, the Company granted 25,000 restricted shares of common stock to a member of senior management that vested on January 24, 2007. The Company amortized the total expense of $207,000 ratably over the vesting period. On July 10, 2006, the Company granted 60,000 restricted shares of common stock to an executive officer of the Company that vested on May 31, 2007. The Company amortized the total expense of $310,000 ratably over the vesting period. On October 26, 2006, the Company granted 30,000 restricted shares of common stock to a member of senior management that contains performance vesting. The Company is amortizing the total expense of $194,000 ratably over the period through which the performance is expected to be met. In December 2007, the Company granted 310,000 restricted shares of common stock to members of senior management that contains performance vesting. The Company is amortizing the total expense of $806,000 ratably over the period through which the performance is expected to be met. As of December 31, 2007, there were 340,000 shares of restricted common stock outstanding.

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, which was allocated as follows: (in thousands)

	Year Ended December 31,
	2007	2006
Research and development expense	$1,290	$732
General and administrative expense (1)	3,803	8,946

Stock-based compensation expense included in operating expenses	$5,093	$9,678

(1)	General and administrative expense for 2006 includes a stock compensation charge of approximately $5.4 million related to the accelerated vesting of options held by Dr. Samuel Ackerman, formerly the Chief Executive Officer of the Company, upon his death in June 2006.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not recognize any tax benefit on the stock-based compensation recorded in the years ended December 31, 2007 and 2006 because it has established a valuation allowance against its net deferred tax assets.

The weighted average estimated fair value of employee stock options granted during the year ended December 31, 2007 and 2006 was $2.59 and $4.93 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2007		2006
	Stock Options	ESPP	Stock Options	ESPP
Volatility	76.2%	82.1%	79.0%	77.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.69%	4.44%	4.67%	4.86%
Expected life in years	5.0	0.25	5.0	0.25

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

Share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, reduced for an estimated annualized forfeiture rate of approximately 1.0% for fiscal 2007 and 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information under SFAS No. 123 for Periods Prior to 2006

The table below reflects the pro forma net loss per share, basic and diluted, for the year ended December 31, 2005: (in thousands, except for per share information)

2005
Net loss available to common stockholders, as reported for prior periods	$(59,078)
Add: Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock grants (1)	2,600
Deduct: Stock-based employee compensation expense included in reported net loss available to common stockholders	3,815

Pro forma net loss available to common stockholders (1)	$(57,863)

Basic and diluted net loss per share:
As reported	$(1.72)
Pro forma (1)	$(1.68)

(1)	Stock-based compensation expense and net loss and net loss per share prior to 2006 are calculated based on the pro forma application of SFAS No. 123.

The weighted-average grant date fair value of employee stock options granted during years ended December 31, 2005 was $2.97 per share per share using the Black-Scholes model with the following weighted-average assumptions:

	2005
	Stock Options	ESPP
Volatility	107%	105%
Expected dividend yield	0%	0%
Risk-free rate	3.98%	2.34%
Expected life in years	6	0.25

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

For accounting purposes, the transaction was treated as an acquisition of assets and not a business combination because V.I. Technologies did not meet the definition of a business under EITF 98-3, Determination Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The purchase price allocation was a two-step process in which management first determined the estimated fair value of the assets acquired and the liabilities assumed in the merger. The purchase price exceeded the estimated fair value of the net tangible and

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets acquired by approximately $26.5 million. In a business combination, this would result in the recognition of goodwill. However, because V.I. Technologies was not considered a “business” as defined by the applicable accounting rules in effect at the time of the merger, the remaining excess purchase price was allocated on a pro-rata basis to the individual assets acquired, excluding financial and other current assets.

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

The amount allocated to in-process research and development represented an estimate of the fair value of a purchased in-process technology research project that, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use. Accordingly, the in-process research and development primarily represented the estimated fair value of INACTINE, a V.I. Technologies system for pathogen inactivation of red blood cells, at the time of the merger. The initial value of the purchased in-process research and development from the merger was determined by estimating the projected net cash flows related to the INACTINE program based upon management’s estimates of future revenues and operating profits to be earned upon commercialization of the INACTINE product. These cash flows were discounted back to their net present value and were then adjusted by a probability of success factor. In-process research and development was expensed immediately upon the consummation of the merger. On June 30, 2005, the Company announced the discontinuation of its direct investment in the development of the INACTINE system while undertaking efforts to license the technology and intellectual property to potential partners (see Note 6).

The estimated initial fair value attributed to workforce was determined based on the estimated cost to recruit, hire, and train V.I. Technologies employees (Note 6).

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants

As of December 31, 2007, the Company had 1.9 million warrants outstanding with exercise prices ranging from $0.75 to $17.50 per share. The warrants expire between February 2008 and September 2012. During the fourth quarter of 2007, 200,000 warrants with an exercise price of $13.20 per share expired. In connection with the Loan Agreement (see Note 9), dated June 28, 2007, the Company issued to Hercules Technology Growth Capital, Inc. (“Hercules”) a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered under the Registration Statement No. 333-132740 and further described in a prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on June 28, 2007.

6.	Impairment of Long-Lived Assets

During the second quarter of 2007, the Company recognized a total impairment and contract related charge of $1.2 million associated with the vacancy and sublease of a portion of the Company’s Watertown facility that had been used for the INACTINE program, which was previously terminated by the Company. During the third quarter of 2007, the Company recognized an additional impairment and contract related charge of $54,000 related to additional fees associated with the sublease. The sublease resulted in the write-off and disposition of

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain fixed assets. The Company’s decision to vacate and sublease a portion of its Watertown facility and to abandon the related leasehold improvements and certain laboratory equipment resulted in an impairment as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company adjusted the carrying value of the related long-lived assets, resulting in a write-off of the identified fixed assets’ net book value of approximately $800,000. In addition, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company determined that a cease-use date had occurred upon the signing of the sublease, and therefore, recognized a liability for the facility-related costs associated with this disposal activity and measured that liability at its fair value. The contract related charge for the facility, which increased by $54,000 during the three month period ended September 30, 2007 to approximately $475,000, included the Company’s rental obligation for the portion of the Watertown facility that is being sublet, net of sublease income.

On March 11, 2005, the Company recorded impairment charges of $8.1 million and $4.0 million, or an aggregate of $12.1 million, on the property and equipment and the workforce intangible asset balances, respectively. Upon the consummation of the merger, the Company completed an analysis to determine if it was able to recover the adjusted value of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the carrying value of its long-lived assets (INACTINE-specific property and equipment and workforce) exceeded the undiscounted future cash flows estimated to result from the use and eventual disposition of the assets and workforce, and therefore, wrote down the carrying value of the assets to their estimated fair values.

On June 30, 2005, as a result of the Company’s decision to discontinue its direct investment in the development of the IINACTINE system for red blood cells, the Company recorded an impairment charge of $1.7 million. The impairment charge consisted of $1.3 million and $357,000 for the write-off of workforce intangible asset and equipment, respectively.

7.	Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	December 31, 2007		December 31, 2006
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$1,244	$1,244	$2,193	$2,193
Asset Backed Securities	—	—	2,507	2,507
Corporate Bonds	3,127	3,125	7,154	7,154
U.S. Agencies	8,049	8,045	14,466	14,460
Treasury Notes/Bills	1,610	1,611	—	—
Certificates of Deposit	—	—	1,306	1,306

	$14,030	$14,025	$27,626	$27,620

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	December 31, 2007	December 31, 2006
Due within one year	$14,030	$27,626
Due after one year	—	—

	$14,030	$27,626

Gross unrealized gains on marketable securities amounted to $7,000 and $8,000 at December 31, 2007 and 2006, respectively. Gross unrealized losses on marketable securities amounted to $2,000 and $2,000 at December 31, 2007 and 2006, respectively. The aggregate fair value of investments with unrealized losses was $2.9 million and $5.9 million at December 31, 2007 and 2006, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of December 31, 2007 and 2006.

There were no realized gains or losses on marketable securities for the years ended December 31, 2007 and 2006.

8.	Property and Equipment

Property and equipment consist of the following components: (in thousands)

	December 31,
	2007	2006
Leasehold improvements	$1,570	$2,385
Laboratory equipment	1,113	855
Office furniture and equipment	352	334

	3,035	3,574
Accumulated depreciation and amortization	(1,990)	(1,452)

	$1,045	$2,122

The significant decrease in leasehold improvements at December 31, 2007 compared to 2006 resulted from the impairment charge taken by the Company in the second quarter of 2007 associated with the decision to vacate and sublease a portion of its Watertown facility and to abandon the related leasehold improvements. (see Note 6 for further details). Depreciation expense related to property and equipment was $538,000, $751,000 and $521,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $2.1 million for the period September 29, 1999 (inception) to December 31, 2007. Included in laboratory equipment is equipment held under capital leases of $229,000 at December 31, 2007. There were no outstanding capital leases at December 31, 2006. Amortization expense for equipment held under capital leases was $23,000 for the year ended December 31, 2007, and the amount was not material for the year ended December 31, 2006.

9.	Loan and Security Agreement

On June 28, 2007, the Company entered into a $20.0 million term loan agreement with Hercules. Pursuant to the Loan and Security Agreement (the “Loan Agreement”), Hercules advanced the Company $10.0 million on June 28, 2007, and the Company received the second $10.0 million tranche from Hercules on October 1, 2007.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal balance of each advance under the Loan Agreement will bear interest from the advance date at an interest rate equal to the prime rate on the date the advance is requested plus 2.95%. The interest rate for the first $10.0 million advance made on June 28, 2007 was 11.20%. The interest rate for the second $10.0 million advance was 10.7%. The Loan Agreement allows for interest-only payments on a monthly basis until July 2008, which will be extended until October 2008 if the Company satisfies certain milestones. All amounts outstanding under the Loan Agreement as of July 1, 2008 are required to be repaid in 30 equal monthly installments beginning on the first business day of August 2008. The repayment period will commence in November 2008 and be extended to 33 equal monthly installments if the Company satisfies certain milestones. The Loan Agreement allows the Company to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 5.0% of the principal prepaid if paid during the first 16 months of the term, (ii) 3% of the principal prepaid if prepaid during the second 16 months of the term, and (iii) 1.0% of the principal prepaid if prepaid thereafter. Once repaid, the Company may not reborrow any advances. Hercules may require that all amounts outstanding under the Loan Agreement be prepaid upon certain events constituting a change of control or sale of substantially all of the Company’s assets. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, now owned or hereafter acquired, other than its intellectual property. The Loan Agreement contains customary covenants that, among other things, restrict the Company’s ability to incur indebtedness and pay cash dividends on its capital stock. The Loan Agreement also provides for customary events of default, following which Hercules may, at its option, accelerate the amounts outstanding under the Loan Agreement. Events of default include, but are not limited to, an event that has a material adverse effect, as described in the Loan Agreement. In connection with the Loan Agreement, the Company issued Hercules a fully exercisable, five-year warrant to purchase 646,900 shares of its common stock at an exercise price of $3.71 per share. Both the warrant and the underlying common stock issued to Hercules were registered under the Registration Statement No. 333-132740 and further described in a prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on June 28, 2007.

At the date of the transaction, the fair value of the warrants was $1.4 million, and this amount was credited to additional paid-in capital. The amount allocated to the warrants reduced the carrying value of the debt, reflected as a debt discount. The debt discount is being amortized over the term of the outstanding loan using the effective interest method. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: estimated volatility of 74.0%, risk free interest rate of 4.78%, and an expected life of five years.

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

10.	Notes Payable and Advances

In October 2007, the Company entered into an agreement with a company to finance a portion of its annual insurance premiums, covering the policy period October 2007 though October 2008. The financing obligation bears interest at 5.54% and will be paid over three equal quarterly installments of principal and interest of approximately $123,000, starting in January 2008. The outstanding balance due the finance company was $358,000 at December 31, 2007. In October 2006, the Company entered into a similar agreement with a company to finance a portion of its 2007-2006 annual insurance premiums. That obligation bore interest at 6.14% and was paid over nine equal monthly installments of principal and interest of approximately $53,000, starting in November 2006. The outstanding balance due the finance company was $361,000 at December 31, 2006.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Accrued Expenses

Accrued expenses consist of the following components: (in thousands)

	December 31,
	2007	2006
Accrued employee compensation, excluding bonus	$145	$431
Accrued bonus	703	888
Accrued research and development costs and professional fees	2,402	1,168
Other	701	436

	$3,951	$2,923

12.	Income Taxes

For the years ended December 31, 2007, 2006 and 2005, there is no current benefit for income taxes. The deferred tax benefit has been entirely offset by a valuation allowance as it is more likely than not that the Company will not realize the benefits due to its anticipated future losses. The valuation allowance increased by $12.7 million, $13.7 million, and $25.0 million in fiscal years 2007, 2006 and 2005, respectively.

The Company’s deferred tax assets and liabilities were as follows: (in thousands)

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$50,997	$37,306
Capitalized research and development expenses	8,544	8,544
Stock compensation expense	2,774	3,529
Research and development credits	2,608	2,314
Depreciation	443	346
Impairment charges	322	—
Other	274	343
Accrued employee benefits	45	33
Deferred tax liabilities:
Amortization of capitalized research and development expense	(3,988)	(3,134)

Net deferred tax asset	62,019	49,281

Valuation allowance	(62,019)	(49,281)

Net deferred tax assets	$—	$—

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Tax at federal statutory rate	-35.0%	-35.0%	-35.0%
State taxes, net of federal benefit	-4.2%	-5.6%	-3.2%
Change in valuation allowance	39.6%	35.8%	24.8%
Research and development credits	-1.5%	-1.7%	-0.6%
Impairment of long-lived assets and write-off of in-process research and development costs	0.0%	0.0%	11.5%
NOL’s expired	0.0%	0.0%	0.7%
Incentive stock options	1.1%	0.9%	1.9%
Provision to tax return adjustment and other	0.0%	5.6%	-0.1%

Provision for taxes	0.0%	0.0%	0.0%

At December 31, 2007, the Company had available net operating loss carryforwards (“NOL”) for federal and state income tax reporting purposes of $129.9 million and $103.0 million, respectively, which expire on various dates through 2027. The Company also has research credits available for federal and state income tax reporting purposes of approximately $2.2 million and $608,000, respectively, which also expire on various dates through 2027. These carryforwards are available to reduce federal and state taxable income, if any. These losses and credits are subject to review and possible adjustments by the relevant tax authorities.

The Company has additional net operating loss carryforwards of approximately $4.7 million resulting from excess tax deductions from stock options exercised since 2006. Pursuant to SFAS No. 123(R), the deferred tax asset relating to excess tax benefit from these exercises was not recognized for financial statement purposes.

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

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), accounting for the tax benefit of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be first applied to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisition. Any remaining benefit would be recognized as a reduction of income tax expense. As of December 31, 2005, $8.3 million of the Company’s deferred tax assets pertain to acquired companies, the future benefits of which will be recorded as a reduction of income tax expense, as the Company has no goodwill or intangible assets remaining from the acquisition.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the valuation allowance is approximately $2.3 million related to certain NOL carryforwards resulting from the exercise of employee stock options and restricted stock, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax.

The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of FIN 48. A summary of the Company’s adjustments to its uncertain tax positions in the current year are as follows:

Balance at January 1, 2007 (adoption of FIN 48)	$—
Increase/Decrease for tax positions related to prior years	—
Increase/Decrease for tax positions related to current year	—
Decreases for settlement with applicable taxing authorities	—
Decreases for lapses of statute of limitations.	—

Balance at December 31, 2007	$—

The Company has not recognized any interest and penalties in the statement of operations because of the Company’s net operating losses and tax credits that are available to be carried forward. The Company will account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect that the amounts of unrecognized benefits will change significantly within the next 12 months. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended 2004 to 2006. However, as the Company has operating loss carryforwards from prior years which would be subject to adjustment on future audit, the Company’s tax returns are effectively open from 1995 forward.

13.	Guarantees

From time to time, the Company enters into contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors or collaborators under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of December 31, 2007 and 2006.

14.	Collaborations

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNC on terms typical of an early stage academic collaboration. Either party may terminate the license upon customary terms included in the license agreement, including upon an uncured material default by the other party, as defined in the license agreement.

15.	Profit Sharing 401(k) Plan

The Company offers 401(k) savings benefits to substantially all employees. Eligible employees may elect to contribute a portion of their wages to the 401(k) plan, subject to certain limitations. The Company provides a discretionary match to employee contributions. Total Company contributions were $56,000 and $48,000 for the years ended December 31, 2007 and 2006, respectively.

16.	Commitments

Capital and Operating Leases

The Company leases its office facilities under non-cancelable operating leases at two locations. The Company’s headquarters, located in Watertown, Massachusetts, consists of approximately 37,000 square feet and currently accommodates its general and administrative activities. This lease expires in February 2010 and contains two options to extend the lease term by five years each. In June 2007, the Company signed an agreement with Wolfe Laboratories, Incorporated to sublease a portion of the Watertown facility consisting of the entire second floor. The term of the sublease expires in February 2010. Under the terms of the agreement, the subtenant has the option to expand into a portion of the first floor upon proper notification and compliance with the sublease agreement. The Company’s second facility is in Gaithersburg, Maryland, consists of approximately 15,000 square feet, and is primarily designed to accommodate its research and development activities. This lease expires in December 2011 and contains one option to extend the lease term by five years. The space requirement for this facility lease was expanded by 5,000 square feet (to 15,000 square feet) in March 2006 under the same lease terms as the original lease in order to accommodate a growing research and development infrastructure. Rent expense was approximately $1.3 million, $1.6 million and $1.2 million for fiscal years 2007, 2006 and 2005, respectively. Rent expense was approximately $5.2 million for the period September 29, 1999 (inception) to December 31, 2007. The Company also leases certain equipment under capital lease agreements. The Company has assets under capital lease obligations amounting to $155,000 as of December 31, 2007. Amortization of such equipment is included in depreciation expense.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under non-cancelable capital and operating leases at December 31, 2007 are as follows: (in thousands)

	Operating Leases	Capital Leases
2008	$1,411	$69
2009	1,422	69
2010	560	34
2011	396	—
Thereafter	—	—

Total future minimum lease payments	3,789	172
Less aggregate future sublease income	(1,069)	—

	$2,720	172

Less amounts representing interest		(17)

Present value of minimum lease payments		155
Less current portion of capital lease obligations		(58)

Capital lease obligations, net of current portion		$97

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (Unaudited, in thousands, except per share data)

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net revenues	$22	$30	$106	$22
Costs and expenses
Research and development	6,218	4,988	6,182	7,702
General and administrative	3,059	3,228	3,464	3,089
Impairment and contract related charges	—	54	1,218	—

Total operating costs and expenses	9,277	8,270	10,864	10,791

Loss from operations	(9,255)	(8,240)	(10,758)	(10,769)
Interest income	671	679	633	722
Interest expense	(763)	(351)	(9)	(4)
Other income, net	(2)	(1)	(7)	(5)

Net loss	$(9,349)	$(7,913)	$(10,141)	$(10,056)
Net loss available to common stockholders	$(9,349)	$(7,913)	$(10,141)	$(10,056)
Loss per share-basic and diluted	$(0.17)	$(0.15)	$(0.19)	$(0.19)

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues	$25	$33	$35	$191
Costs and expenses
Research and development	6,572	5,688	7,288	5,000
General and administrative	2,964	3,183	8,726	2,558

Total operating costs and expenses	9,536	8,871	16,014	7,558

Loss from operations	(9,511)	(8,838)	(15,979)	(7,367)
Interest income	831	928	941	916
Interest expense	(22)	—	—	(3)
Other income, net	(3)	(3)	—	—

Net loss	$(8,705)	$(7,913)	$(15,038)	$(6,454)
Net loss available to common stockholders	$(8,705)	$(7,913)	$(15,038)	$(6,454)
Loss per share-basic and diluted	$(0.17)	$(0.16)	$(0.30)	$(0.13)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.8 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated November 12, 1999. Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 14, 2001 and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated May 30, 2001. Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3/A filed on June 4, 2001 (File No. 333-47518) and incorporated herein by reference.

3.4	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2003. Filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

3.5	Certificate of Amendment of Restated Certificate of Incorporation, dated July 28, 2003. Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108733) and incorporated herein by reference.

3.6	Certificate of Amendment of Restated Certificate of Incorporation, dated March 10, 2005. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.7	Certificate of Amendment of Restated Certificate of Incorporation, dated March 14, 2005. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-124089) and incorporated herein by reference.

3.8	Certificate of Amendment of Restated Certificate of Incorporation, effective August 17, 2005. Filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

3.9	Certificate of Amendment of Restated Certificate of Incorporation, dated June 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

3.10	Amended and Restated By-laws of the Registrant, as amended December 18, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2007 and incorporated herein by reference.

4.1	Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

4.2	Form of Warrant dated December 5, 2003 issued to investors. Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-111186) and incorporated herein by reference.

4.3	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.75 per share). Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

4.4	Form of Warrant dated February 11, 2004 issued to investors (exercisable at $1.32 per share). Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, as amended (Registration Statement No. 333-113182) and incorporated herein by reference.

Exhibit Number	Description
4.5	Form of Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

4.6	Warrant, dated June 28, 2007, issued by the Registrant to Hercules Technology Growth Capital, Inc. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.1*	1998 Equity Incentive Plan, as amended and restated. Filed herewith.

10.2*	1998 Director Stock Option Plan, as amended and restated. Filed herewith.

10.3*	1999 Supplemental Equity Compensation Plan, as amended and restated. Filed herewith.

10.4*	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 28, 2006 and incorporated herein by reference.

10.5*	2005 Supplemental Equity Compensation Plan, as amended and restated. Filed herewith.

10.6*	Form of Indemnification Agreement. Filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended (Registration Statement No. 333-46933) and incorporated herein by reference.

10.7	Indenture of lease made and entered into as of August 4, 1999 by and between V.I. Technologies, Inc. (“Tenant”) and Coolidge Partners, LLC (“Landlord”). Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2000 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.9	Registration Rights Agreement, dated as of December 9, 2004, by and between the Registrant and the Purchasers named therein. Filed as Annex G to the Joint Proxy Statement – Prospectus contained in the Registration Statement on Form S-4, as amended (Registration Statement No. 333-121416) and incorporated herein by reference.

10.10*	Separation Agreement, dated May 2, 2005, by and between the Registrant and John Barr. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.11*	Employment Agreement, dated May 9, 2005, by and between the Registrant and Samuel K. Ackerman, M.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.12*	Description of Performance Objectives for Accelerated Vesting of Incentive Stock Options Granted to Samuel K. Ackerman, M.D. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2005 and incorporated herein by reference.

10.13*	Severance Letter, dated December 4, 2003, from the Registrant to Graham P. Allaway, Ph.D. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

10.14*	Offer Letter, dated August 15, 2005, from the Registrant to Peyton J. Marshall, Ph.D. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2005 and incorporated herein by reference.

Exhibit Number	Description
10.15++	License Agreement, effective as of February 28, 2003, between the University of North Carolina at Chapel Hill and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.16 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.16	Flex Space Office Lease, dated July 10, 2001, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.17 to the Registrant’s Annual report on form 10-K filed March 16, 2006 and incorporated herein by reference.

10.17*	Form of Indemnification Agreement. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005 and incorporated herein by reference.

10.18*	Form of Incentive Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.19*	Form of Non-qualified Stock Option Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.20*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.21*	Form of Incentive Stock Option Agreement under the 1999 Supplemental Equity Compensation Plan. Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.22*	Form of Incentive Stock Option Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed March 16, 2006 and incorporated herein by reference.

10.23*	Form of Restricted Stock Agreement under the 1998 Equity Incentive Plan. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 30, 2006 and incorporated herein by reference.

10.24	Second Amendment to Lease, dated March 21, 2006, by and between Saul Holdings Limited Partnership and Panacos Pharmaceuticals, Inc. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 and incorporated herein by reference.

10.25*	Amended and Restated Director Compensation Policy, dated April 13, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 13, 2007 and incorporated herein by reference.

10.26*	Employment Letter Agreement, dated July 10, 2006, by and between the Registrant and Graham P. Allaway. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2006 and incorporated herein by reference.

10.27*	Offer Letter of Employment from the Registrant to Frederick Schmid, dated April 14, 2006. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 and incorporated herein by reference.

10.28*	Offer Letter of Employment from the Registrant to Robert B. Pelletier, dated August 16, 2006. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2006 and incorporated herein by reference.

10.29*	Offer Letter of Employment from the Registrant to Alan W. Dunton, M.D., dated January 4, 2007. Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed March 13, 2007 and incorporated herein by reference.

Exhibit Number	Description
10.30*	Statement of Policy with Respect to Equity Award Approvals, dated June 12, 2007. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2007 and incorporated herein by reference.

10.31	Loan and Security Agreement, dated June 28, 2007, by and between the Registrant and each of its subsidiaries and Hercules Technology Growth Capital, Inc. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.32	Sublease, made as of June 28, 2007, by and between the Registrant and Wolfe Laboratories, Incorporated. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference.

10.33*	Separation Agreement by and between the Registrant and Dr. Peyton Marshall, dated September 21, 2007. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 25, 2007 and incorporated herein by reference.

10.34*	Offer Letter of Employment from the Registrant to Jane Pritchett Henderson, dated January 1, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008 and incorporated herein by reference.

10.35*	Form of Restricted Stock Agreement under the 2005 Supplemental Equity Compensation Plan. Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

23.2	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

*	Management contracts and compensatory plans or arrangements.
+	Certain confidential material contained in the document was omitted and filed separately with SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
++	Certain confidential material contained in the document was omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.