Form 10-Q
period 2008-03-31
PANACOS PHARMACEUTICALS, INC.
filed 2008-05-09
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2008:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,549,834

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 (Unaudited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from September 29, 1999 (inception) to March 31, 2008 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to March 31, 2008 (Unaudited)	4-7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from September 29, 1999 (inception) to March 31, 2008 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,550	$37,865
Marketable securities	11,063	14,030
Other receivables	120	147
Prepaid expenses and other current assets	1,093	1,056

Total current assets	44,826	53,098
Property and equipment, net	1,003	1,045
Restricted cash	494	494
Other assets	1,021	1,073

Total assets	$47,344	$55,710

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,764	$2,977
Accrued expenses	3,201	3,951
Current portion of capital lease obligation	61	58
Current portion of notes payable and long-term debt	4,469	2,718

Total current liabilities	10,495	9,704
Other liabilities	351	370
Capital lease obligations, net of current portion	86	97
Long-term debt	14,717	16,438
Deferred rent	219	231

Total liabilities	25,868	26,840
Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,549,834 shares and 53,544,834 shares at March 31, 2008 and December 31, 2007, respectively	536	535
Additional paid-in capital	189,442	188,353
Accumulated other comprehensive income	33	5
Deficit accumulated during the development-stage	(168,535)	(160,023)

Total stockholders’ equity	21,476	28,870

Total liabilities, redeemable preferred stock and stockholders’ equity	$47,344	$55,710

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to March 31,
	2008	2007	2008
Revenues	$35	$22	$5,676

Operating expenses:
Research and development	5,052	7,702	97,781
General and administrative	3,163	3,089	46,665
In-process research and development	—	—	19,417
Impairment and contract related charges	—	—	15,045

Total operating expenses	8,215	10,791	178,908

Loss from operations	(8,180)	(10,769)	(173,232)

Interest income	446	722	7,996
Interest expense	(772)	(4)	(2,351)
Other expense, net	(6)	(5)	(33)

Net loss	(8,512)	(10,056)	(167,620)
Accretion of preferred stock dividends	—	—	4,050

Net loss available to common stockholders	$(8,512)	$(10,056)	$(171,670)

Basic and diluted net loss per share	$(0.16)	$(0.19)

Weighted average shares used in calculation of basic and diluted net loss per share	53,546	52,893

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholder’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 29, 1999 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of founder shares during January 2000; $0.033 per share	—	—	—	—	—	—	226	2	—	—	9	—	—	—	11
Issuance of Series A preferred stock	—	—	—	—	1,500	2	—	—	—	—	(2)	—	—	—	—
Contribution by a Series A stockholder	—	—	—	—	—	—	—	—	—	—	1,052	—	—	—	1,052
Exercise of stock options March through November; $0.033 per share	—	—	—	—	—	—	36	1	—	—	1	—	—	—	2
Issuance of Series B redeemable preferred stock; $1.116 per share, net of issuance costs of $30,000	—	—	2,688	2,970	—	—	—	—	—	—	—	—	—	—	—
Accretion of stock issuance costs	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	(1)
Accretion of dividends	—	—	—	30	—	—	—	—	—	—	(30)	—	—	—	(30)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)

Balance at December 31, 2000	—	—	2,688	3,001	1,500	2	262	3	—	—	1,031	—	—	(1,269)	(233)
Exercise of stock options in January and May; $0.033 per share	—	—	—	—	—	—	38	—	—	—	1	—	—	—	1
Issuance of Series B redeemable preferred stock; $1.116 per share	—	—	224	250	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	—	—	5	—	—	—	—	—	—	(5)	—	—	—	(5)
Accretion of dividends	—	—	—	261	—	—	—	—	—	—	(261)	—	—	—	(261)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,184)	(2,184)

Balance at December 31, 2001	—	—	2,912	3,517	1,500	2	300	3	—	—	768	(2)	—	(3,453)	(2,682)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred Stock	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Equity (Deficit)
Issuance of Series B redeemable preferred stock in January; $1.116 per share	—	—	4,480	4,969	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options in March and April; $0.033 per share	—	—	—	—	—	—	30	—	—	—	1	—	—	—	1
Accretion of redeemable preferred stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	649	—	—	—	—	—	—	(649)	—	—	—	(649)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,461)	(4,461)

Balance at December 31, 2002	—	—	7,392	9,146	1,500	2	330	3	—	—	109	(1)	—	(7,914)	(7,801)
Issuance of Common stock	—	—	—	—	—	—	54	1	—	—	8	—	—	—	9
Exercise of stock options in February through July; $0.033 per share	—	—	—	—	—	—	38	—	—	—	2	—	—	—	2
Exercise of stock options in February through December; $0.112 per share	—	—	—	—	—	—	16	—	—	—	2	—	—	—	2
Accretion of stock issuance costs	—	—	—	11	—	—	—	—	—	—	(11)	—	—	—	(11)
Accretion of dividends	—	—	—	733	—	—	—	—	—	—	(110)	—	—	(623)	(733)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,508)	(4,508)

Balance at December 31, 2003	—	—	7,392	9,890	1,500	2	438	4	—	—	—	(1)	—	(13,045)	(13,040)
Issuance of redeemable preferred stock during March and April: $0.759 per share	24,138	18,033	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of common stock for Series A preferred stock in March	—	—	—	—	(1,500)	(2)	1,013	11	—	—	5	—	—	(14)	—
Exercise of stock options in April; $0.112 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options in August; $0.0333 per share	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock issuance costs	—	36	—	12	—	—	—	—	—	—	(43)	—	—	(4)	(47)
Accretion of dividends	—	1,130	—	796	—	—	—	—	—	—	(1,685)	—	—	(240)	(1,925)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,388	(2,388)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5	599	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,038)	(12,038)

Balance at December 31, 2004	24,138	19,199	7,392	10,698	—	—	1,453	15	—	—	670	(1,790)	—	(25,341)	(26,446)

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to March 31, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred Stock	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stage	Equity (Deficit)
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	607	6	—	—	1,013	—	—	—	1,019
Issuance and expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	85	—	—	—	399	—	—	—	399
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	4,846	—	—	—	4,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,459)	(37,459)

Balance at December 31, 2007	—	$—	—	$—	—	$—	53,545	$535	—	$—	$188,353	$—	$5	$(160,023)	$28,870
Issuance of common stock under stock option plans	—	—	—	—	—	—	5	1	—	—	1	—	—	—	2
Issuance and expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	—	—	—	—	196	—	—	—	196
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	28	—	28
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	892		—	—	892
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,512)	(8,512)

Balance at March 31, 2008	—	$—	—	$—	—	$—	53,550	$536	—	$—	$189,442	$—	$33	$(168,535)	$21,476

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to
	2008	2007	Mar. 31, 2008
Cash flows from operating activities:
Net loss	$(8,512)	$(10,056)	$(167,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	173	2,296
Amortization of deferred financing fees	207	—	641
Stock compensation expense, including restricted stock	1,083	1,470	20,416
Non-cash interest income and other	(319)	(307)	(3,847)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment and contract related charges	—	—	15,045
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	27	(59)	101
Prepaid expenses and other current assets	(37)	148	(531)
Other assets	—	20	(601)
Accounts payable	(213)	1,723	2,764
Accrued expenses	(750)	(868)	(288)
Other liabilities	(22)	—	19
Deferred rent	(12)	(10)	219

Net cash used in operating activities	(8,453)	(7,766)	(110,890)

Cash flows from investing activities:
Purchase of available-for-sale investments	(66,736)	(51,151)	(572,046)
Redemption or sale of available-for-sale investments	70,050	58,790	564,843
Additions to property and equipment	(47)	(30)	(1,249)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	—	—	349

Net cash provided by (used in) investing activities	3,267	7,609	(8,422)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	2	102	2,926
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,938
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	—	(31)
Proceeds from issuance of debt and warrants	—	—	20,000
Payment of deferred financing fees	—	—	(332)
Repayment of notes payable and capital lease obligations	(131)	(153)	(3,101)

Net cash (used in) provided by financing activities	(129)	(51)	151,862

Net (decrease) increase in cash and cash equivalents	(5,315)	(208)	32,550
Cash and cash equivalents, beginning of period	37,865	33,140	—

Cash and cash equivalents, end of period	$32,550	$32,932	$32,550

Supplemental cash flow information:
Cash paid for interest	$562	$5	$1,422

Equipment acquired under capital leases	$6	$—	$346

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or the “Company”) is a development-stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat, formerly known as PA-457, is an oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that work by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to be part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full 2008 fiscal year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2008, has an accumulated deficit of $168.5 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at March 31, 2008 of $43.6 million will be sufficient to fund the Company’s operations into 2009.

Approximately $2.4 million of long-term debt in the consolidated balance sheet as of December 31, 2007 has been reclassified to current portion of notes payable and long-term debt to appropriately reflect the contractual amounts that were due within one year as of December 31, 2007. This reclassification had no effect on the previously reported net loss or stockholders’ equity.

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

During 2007, the Company entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE technology, the development of which was discontinued by Panacos. Enfer received an exclusive option to enter into a license agreement for this technology. Pursuant to the requirements of SAB 104 and EITF 00-21, the

Company recognized revenue of $75,000 during the second quarter of 2007 from Enfer for the nonrefundable license fee. In cases such as this initial Enfer payment in which the Company has no continuing obligation to perform services under a contract or agreement, the Company will record nonrefundable license fee revenue when it has the contractual right to receive payment in accordance with the terms of the license agreement. In cases where the Company has a continuing obligation to perform services under a contract or agreement, nonrefundable license fee revenue will be recognized ratably over a specified or performance period.

As the Company is considered a development-stage enterprise, no revenues have been derived to date from its principal operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, estimates of accrued legal contingencies and the valuation assumptions used in the calculations of share-based compensation expense.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash that have maturities of three months or less from the date of purchase and consist of money market funds, commercial paper, certificates of deposit, Treasury Notes/Bills, U.S. agency obligations and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months.

At March 31, 2008, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Interest on securities available-for-sale is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income. The cost of securities sold is based on the specific identification method.

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

	March 31,
	2008	2007
Common stock options	7,263	7,408
Common stock warrants	1,396	1,442
Non-vested restricted common stock	490	90

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plan. The Company recognized stock-based compensation expense of $1.1 million, or $0.02 per share, and $1.5 million, or $0.03 per share, during the three months ended March 31, 2008 and 2007, respectively.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was recognized as liability awards starting in 2006 using the Black-Scholes model. As of March 31, 2008, a liability for these awards of $32,000 was reflected in the balance sheet in other liabilities. The fair value of the award is re-measured at each financial statement date until the options are either exercised or expire. No options were exercised by non-employee consultants during the three months ended March 31, 2008 and March 31, 2007. When and if non-employee consultants exercise their Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of March 31, 2008, vested stock options to acquire approximately 51,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is comprised of the following: (in thousands)

	Three Months Ended March 31,		Period from September 29, 1999 (inception) to Mar. 31, 2008
	2008	2007
Net loss	$(8,512)	$(10,056)	$(167,620)
Unrealized gain (loss) on investments available for sale, net	28	(2)	33

Total comprehensive loss	$(8,484)	$(10,058)	$(167,587)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141R, Business Combinations (“FAS 141R”), which changes how business acquisitions are accounted. FAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, that FAS 141R may have on its results of operations or financial position.

In December 2007, the FASB’s Emerging Issues Task Force issued EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of collaborations existing after January 1, 2009. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2007, FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company adopted EITF 07-3, which is not expected to have a material impact on its results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No.115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits, but does not require all entities to choose, at specified dates, to measure eligible items at fair value. SFAS 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. Although the Company adopted SFAS 159 as of January 1, 2008, the Company did not elect to measure any new assets or liabilities at their respective fair values.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008; however, FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, The Company has elected to defer implementation of SFAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

3. Employee and Director Stock Benefit Plans

As of March 31, 2008, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan, as amended and restated	475,000	25,299
1999 Supplemental Equity Compensation Plan, as amended and restated	100,000	67,561
2005 Supplemental Equity Compensation Plan, as amended and restated	10,369,594	83,560

Subtotal Employee Stock Option Plans	10,944,594	176,420
Other Plans:
1998 Director Stock Option Plan, as amended and restated	25,000	17,700
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	—

Total	11,034,594	194,120

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant (1)	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2007	1,992,469	5,620,038	$4.26

Granted	(1,900,975)	1,725,975	1.30
Exercised	—	(5,000)	0.23
Forfeited or expired	102,626	(77,626)	5.70

Balance outstanding at March 31, 2008	194,120	7,263,387	$3.54

(1)	Information contained in the Options Available For Grant column includes the grants and forfeitures of non-vested restricted common stock made during the reporting period. See table below for detail activity of non-vested restricted common stock during the three months ended March 31, 2008.

The Company has a policy of issuing stock from its registered, but unissued, stock pool through its transfer agent to satisfy stock option exercises and restricted stock awards.

General Restricted Share Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2007	340,000	$2.94
Granted	175,000	0.67
Forfeited	(25,000)	2.60

Balance Outstanding at March 31, 2008	490,000	$2.15

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchase plan transactions and restricted stock grants under SFAS 123(R) for the three months ended March 31, 2008 and 2007: (in thousands)

	Three Months Ended March 31,
	2008	2007
Research and development expense	$426	$363
General and administrative expense	657	1,107

Stock-based compensation expense included in operating expenses	$1,083	$1,470

The Company did not recognize any tax benefit on the stock-based compensation recorded in the three months ended March 31, 2008 and 2007 because it has established a full valuation allowance against its net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2008 was $0.40, and for the three months ended March 31, 2007 was $2.60, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended March 31,
	2008		2007
	Stock Options	ESPP(1)	Stock Options	ESPP
Volatility	89.0%	N/A	76.0%	76.0%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
Risk-free rate	2.75%	N/A	4.70%	5.13%
Expected life in years	5.0	N/A	5.0	0.25

(1)	The Amended and Restated Employee Stock Purchase Plan was not available to employees during the three months ended March 31, 2008 as all of the available shares under the Plan had been distributed to employees during 2007.

For purposes of SFAS 123(R), the Company uses a blend of two historical volatility rates given the changes that have occurred at the Company since the merger in early 2005, along with a composite volatility rate of comparable companies with approximately similar expected option and ESPP lives, to calculate the expected volatility of grants and employee stock purchases. The two historical volatility rates are determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and over a normalized operations period. The Company concluded that an appropriate weighted-average of all three of these calculations provides for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).

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

Share-based compensation expense recognized in the consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, reduced by an estimated annualized forfeiture rate of approximately 1.0%, which was used for the three months ended March 31, 2008 and 2007 and since the adoption of SFAS 123(R) on January 1, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

4. Equity

Warrants

As of March 31, 2008, the Company had outstanding warrants to purchase 1.4 million shares of common stock with exercise prices ranging from $0.75 to $3.71 per share. The warrants expire between March 2010 and September 2012.

Restricted Stock Grant

As of March 31, 2008, there were 490,000 shares of restricted common stock outstanding, of which 30,000 shares had been granted in October 2006 and another 310,000 shares granted in November 2007 (of which 25,000 shares were subsequently cancelled in February 2008) that contained performance vesting provisions. In January 2008, the Company granted 75,000 restricted shares of common stock that contain performance vesting provisions to its newly hired Executive Vice President, Chief Financial Officer and Chief Business Officer. The Company is amortizing the total expense of $58,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met. In February 2008, the Company granted 100,000 restricted shares of common stock that contain performance vesting provisions to its Chief Executive Officer. The Company is amortizing the total expense of $60,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met.

5. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008. The financial assets and liabilities contained in the table are valued using market prices on both active markets (level 1) and less active markets (level 2). In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. As of March 31, 2008, the Company did not have any assets or liabilities without observable market values (level 3) that would require a high level of judgment to determine fair value: (in thousands)

	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Money market funds	$4,470	$4,470	$—
Corporate debt securities	13,038	—	13,038
Government and agency securities	14,323	—	14,323

	31,831	4,470	27,361

Marketable securities:
Corporate debt securities	2,996		2,996
Government and agency securities	8,067		8,067

	11,063	—	11,063

Restricted cash	494	494	—

Total	$43,388	$4,964	$38,424

Liabilities:	$—	$—	$—

	$—	$—	$—

6. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	March 31, 2008		December 31, 2007
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$1,890	$1,890	$1,244	$1,244
Corporate Bonds	1,106	1,102	3,127	3,125
U.S. Agencies	4,970	4,947	8,049	8,045
Treasury Notes/Bills	3,097	3,091	1,610	1,611

	$11,063	$11,030	$14,030	$14,025

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	March 31, 2008	December 31, 2007
Due within one year	$11,063	$14,030
Due after one year	—	—

	$11,063	$14,030

Gross unrealized gains on marketable securities amounted to $34,000 and $7,000 at March 31, 2008 and December 31, 2007, respectively. Gross unrealized losses on marketable securities amounted to $1,000 and $2,000 at March 31, 2008 and December 31, 2007, respectively. The aggregate fair value of investments with unrealized losses was $856,000 and $2.9 million at March 31, 2008 and December 31, 2007, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of March 31, 2008 and December 31, 2007.

There were no realized gains or losses on marketable securities during the three months ended March 31, 2008 and December 31, 2007.

6. Guarantees

From time to time, the Company enters into contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors or collaborators under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2008 and December 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or the “Company”) seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat Human Immunodeficiency Virus, or HIV, and other major human viral diseases. We focus on disease indications where we believe there is a clear unmet medical need and commercial opportunity for more effective therapies. We believe that a major potential commercial advantage of the HIV market is the shorter clinical development and product review times that have usually preceded the approval of currently marketed HIV drugs than is generally the case for many other disease indications, such as cardiovascular disease. Because it is widely established that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion.

Our lead product candidate, bevirimat, is an oral HIV drug candidate in Phase 2 clinical testing. To date, we have dosed over 500 patients and subjects with bevirimat and have seen a good safety and tolerability profile with no indication of a relationship between adverse events and drug levels. Bevirimat is the first in a new class of product candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to be a part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication. We have retained worldwide commercialization rights to bevirimat.

In August 2005, we announced the completion of a Phase 2a clinical trial of bevirimat, also referred to as Study 201, and provided analysis of the results. The trial met its primary endpoint by demonstrating a statistically significant reduction in the level of HIV in the blood, known as viral load, or VL, in patients treated with bevirimat monotherapy compared to placebo. After ten days of the highest dose of an oral solution of bevirimat in the trial, the median reduction in VL was 1.050 log10, or a 91% decrease.

In June 2006, we initiated a Phase 2b clinical trial, which we refer to as Study 203, of bevirimat at multiple clinical sites in the U.S. In this trial, bevirimat was administered to HIV-positive treatment-experienced patients failing their current treatment regimen. All patients received one of several bevirimat doses or placebo in combination with approved HIV drugs. The primary objective of this trial was to determine an optimal dose or doses of bevirimat for use in pivotal clinical trials. The primary efficacy endpoint of the study was VL reduction after two weeks of bevirimat dosing in addition to a patient’s failing drug regimens (so-called “functional monotherapy”). Additional planned endpoints of this trial were to include safety and pharmacokinetics after two weeks and twelve weeks, as well as VL reduction after twelve weeks of dosing with bevirimat.

In December 2006, we announced preliminary results from the first cohort of Study 203 of bevirimat, which studied a 400 mg bevirimat dose comprised of eight 50 mg tablets, a prototype formulation designed to maximize flexibility in dosing increments. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies, but the bevirimat levels in the blood, or plasma concentrations, were lower than expected. Based on data available at the time, we initiated additional work to improve the bevirimat tablet formulation, and we reintroduced the liquid formulation that had been successful in earlier clinical trials into Study 203 to allow the study to meet its original dose-finding objective.

In March 2007, the FDA agreed to our plan for a revised trial design (which is now designated as Part B of Study 203), and we resumed bevirimat dose escalation in Study 203 while continuing to develop an optimized formulation of bevirimat for late-stage clinical development and commercialization. The dose escalation stage of Part B of Study 203 was completed during the first quarter of 2008 and tested the efficacy of bevirimat in treatment-experienced patients failing current therapy at increasing doses using the oral liquid formulation which was utilized in the Phase 2a clinical trial. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to the first Study 203 cohort, except that patients did not continue on to extended dosing.

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

We are studying the distinctions between responders and non-responders, including both clinical and virologic variables, in order to be able to focus bevirimat treatment on patients who will benefit most from bevirimat. Based on analyses to date, it appears that one factor differentiating responder patients from non-responder patients is the difference in the viruses from these two groups of patients. There are variations in the viral amino acid sequence of HIV that are significantly more common in non-responders as compared to responders. Laboratory data suggests that some of these amino acid changes, or polymorphisms, may affect the ability of bevirimat to inhibit HIV replication. Based on this retrospective analysis and follow-up laboratory confirmation, we are conducting a prospective clinical study to confirm that patients without these polymorphisms are significantly more likely to respond to bevirimat treatment. We are also continuing extensive testing in order to further define this patient population. At present, there are currently available commercial genotyping and phenotyping assays that assist physicians in prescribing the proper regimen of HIV drugs. We are working with outside contractors to expand a widely used genotypic resistance assay to determine bevirimat responders. We also plan to conduct multinational dosing studies of bevirimat in 2008.

We have established research and development programs designed to develop second- and third-generation maturation inhibition product candidates. We believe that there is the potential for multiple marketed products in this class. We filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We do not plan to study PA-040 further in clinical trials because its bioavailability was lower than our goal. We have identified other second-generation compounds with greater oral bioavailability than PA-040 in animals. We envision studying additional second-generation maturation inhibitors in preclinical and single-dose human clinical trials before choosing a compound for multiple-dose clinical trials. The selection of second-generation compounds to move forward into development will be based, in part, on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat.

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

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun off as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development-stage program. We have since terminated the development program for the INACTINE system. During 2007, we entered into a Research and Option Agreement with Enfer Technology Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE technology. Enfer received an exclusive option to enter into a license agreement for this technology.

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

Research and Development Revenue Recognition

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account and offset those amounts when we subsequently incur costs related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period could be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There have been no changes in our estimation methodology for accruing contract services fees that had a material effect on our net losses for any of the periods presented herein.

Long-Lived Assets

Our long-lived assets, which currently consist of property and equipment, are recorded at cost and amortized over the estimated useful life of each asset. We generally depreciate property and equipment using the straight-line method over their economic life, which ranges from three to ten years. We amortized acquired intangible assets (workforce) using the straight-line method over the estimated economic life of four years. Determining the lives of our long-lived assets requires us to make significant judgments and estimates and can materially impact our results of operations.

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

In accordance with SFAS 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group of assets exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments on any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At March 31, 2008, our remaining long-lived assets consisted of net property and equipment totaling approximately $1.0 million.

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

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment: an amendment of FASB Statement No. 123, or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, employee stock purchases, restricted stock and other equity awards based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, for periods prior to 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to the adoption of SFAS 123(R) have not been restated to reflect and do not include the impact of SFAS 123(R). For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

We estimate the fair value of stock option awards as of the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the expected life of the awards and a risk-free interest rate. We use historical data to estimate option exercises and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Any changes in these assumptions may materially affect the estimated fair value of our stock-based awards.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

Q1 2008	Q1 2007	Increase/(Decrease)%
$35,000	$22,000	$13,000	59%

Revenues increased by 59% to $35,000 for the three months ended March 31, 2008 compared to $22,000 for the same period in 2007. The increase in 2008 compared to 2007 was primarily due to additional research work performed under our contract with the University of North Carolina.

Research and development

Q1 2008	Q1 2007	Increase/(Decrease)%
$5.1 million	$7.7 million	($2.6) million	-34%

Total research and development spending decreased by $2.6 million, or 34%, to $5.1 million for the three months ended March 31, 2008 compared to $7.7 million during the same period in 2007. The decrease in 2008 compared to 2007 represents a reduction in external research and development expenses across all of our development programs, including bevirimat and our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense relating to the adoption of SFAS 123(R) accounted for $426,000 and $363,000 of research and development expense during the three months ended March 31, 2008 and 2007, respectively.

General and administrative

Q1 2008	Q1 2007	Increase/(Decrease)%
$3.2 million	$3.1 million	$74,000	2%

General and administrative expenses increased by $74,000, or 2%, to $3.2 million for the three months ended March 31, 2008 compared to $3.1 million during the same period in 2007. The increase in 2008 was primarily due to higher marketing and general business development-related expenses, partly offset by lower non-cash stock compensation expense. Non-cash stock compensation accounted for $657,000 and $1.1 million of general and administrative expenses during the three months ended March 31, 2008 and 2007, respectively.

Interest income

Q1 2008	Q1 2007	Increase/(Decrease)%
$446,000	$722,000	($276,000)	-38%

Interest income decreased by $276,000, or 38%, to $446,000 for the three months ended March 31, 2008 compared to $722,000 during the same period in 2007. The decrease in interest income resulted from lower cash and investment balances and lower interest rates on our investment balances during the three months ended March 31, 2008 as compared to the same period in 2007.

Interest expense

Q1 2008	Q1 2007	Increase/(Decrease)%
$772,000	$4,000	$768,000	19200%

The majority of the interest expense that we recognized during the three months ended March 31, 2008 resulted from our loan balance of $20.0 million at March 31, 2008 with Hercules Technology Growth Capital, Inc., or Hercules, which we entered into during the second quarter of 2007.

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

At March 31, 2008, we had combined cash, cash equivalents and marketable securities of $43.6 million and working capital of $34.3 million compared to cash, cash equivalents and marketable securities of $51.9 million and working capital of $43.4 million at December 31, 2007.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, through further clinical trials, and as we increase our preclinical efforts for both our oral fusion inhibitor and second-generation programs. Based on our current forecasts, we believe that we have adequate resources to fund our operations into 2009.

Our cash activity during the three months ended March 31, 2008 and 2007 was comprised of the following: (in thousands)

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(8,453)	$(7,766)
Redemption or sale of available-for-sale marketable securities, net	3,314	7,639
Cash used in fixed asset acquisitions	(47)	(30)
Net proceeds from equity transactions	2	102
Repayment of advances and other debt	(131)	(153)

Decrease in cash position	$(5,315)	$(208)

We intend to explore strategic relationships as one means to provide resources for further development of our product candidates. We cannot forecast when or whether we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials of bevirimat, on the expenditures required to develop our other product candidates and on the expenditures for our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat, second-generation maturation inhibitors or oral fusion inhibitors. Development partnerships may include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million, subject to the limitation that we may only issue securities with a value of one-third of the value of our public float at the time of an offering under this registration statement for so long as the value of our public float is less than $75 million. The aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement discussed above. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at March 31, 2008: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$2,498	$922	$1,276	$300	$—
Capital leases	147	61	85	1	—
Term loan with Hercules (1)	20,000	4,805	15,195	—	—
Note payable	241	241	—	—	—
Other purchase obligations	12,991	11,573	1,410	8	—

Total	$35,877	$17,602	$17,966	$309	$—

(1)	Term loan obligation excludes interest.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “opportunity,” “plan,” “potential,” “believe” or words of similar meaning. They may also use words such as “will,” “would,” “should,” “could” or “may.” Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should review carefully the risks and uncertainties identified in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase in interest rates would result in a decrease of approximately $16,000 in the fair market value of our total portfolio while a hypothetical 10% decrease in interest rates would result in an increase of approximately $12,000 in the fair market value of our total portfolio at March 31, 2008.

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

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to Our Company

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We have historically incurred operating losses, and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of March 31, 2008, we had an accumulated deficit of approximately $168.5 million. Net loss for the three months ended March 31, 2008 was $8.5 million. Our fiscal year 2007 and 2006 net losses were $37.5 million and $38.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the Phase 2 trials currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second-generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or our other programs. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

Our success will depend on the products which we are, and will be, developing, but may be unable to commercialize due to numerous factors, including clinical trial outcomes and regulatory requirements imposed on both us and our collaborators and customers.

The success of our business will depend on our successful development and commercialization of our products. Successful commercialization of our products under development depends, in significant part, on our ability to:

•	complete their development in a timely fashion;

•	demonstrate their safety and efficacy in clinical trials;

•	obtain and maintain patents or other proprietary protections;

•	obtain and maintain required regulatory approvals;

•	implement efficient, commercial-scale manufacturing processes;

•	obtain approval for reimbursement under healthcare systems; and

•	establish and maintain effective development, sales, marketing, and distribution operations and collaborations.

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the three months ended March 31, 2008, we spent approximately $5.1 million on research and development. During fiscal years 2007 and 2006, we spent approximately $25.1 million and $24.5 million on research and development, respectively.

To obtain regulatory approvals for the commercial sale of our product candidates, we, or our collaborators, must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective. We, or our collaborators, may delay our development programs or suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, failure to demonstrate clinical efficacy and concerns regarding health risks to the subjects of clinical tests. In 2005, we discontinued our development of a product, the INACTINE Pathogen Reduction System, which had been in Phase 3 clinical trials, due to concerns that we would not be successful in addressing certain clinical and regulatory considerations in an economically feasible manner within a commercially reasonable timeframe.

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in December 2006, we announced results of the first cohort of Study 203, which showed bevirimat plasma concentrations lower than we anticipated, suggesting that the tablet formulation used for the study did not provide the expected drug exposures. As a result, the initiation of bevirimat pivotal trials was delayed and we are working to resolve the formulation issues, but may not succeed.

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

ITEM 6.	EXHIBITS

Exhibits

10.1	Offer Letter of Employment from the Registrant to Jane Pritchett Henderson, dated January 1, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008 and incorporated herein by reference.

10.2	Amended and Restated Director Compensation Policy, dated April 21, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: May 9, 2008	/s/ ALAN W. DUNTON
Alan W. Dunton, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ JANE PRITCHETT HENDERSON
Jane Pritchett Henderson
Executive Vice President, Chief Financial Officer, Chief Business Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibits
10.1	Offer Letter of Employment from the Registrant to Jane Pritchett Henderson, dated January 1, 2008. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008 and incorporated herein by reference.

10.2	Amended and Restated Director Compensation Policy, dated April 21, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.