Form 10-Q
period 2008-06-30
PANACOS PHARMACEUTICALS, INC.
filed 2008-08-01
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2008:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,640,136

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 (Unaudited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from September 29, 1999 (inception) to June 30, 2008 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to June 30, 2008 (Unaudited)	4-7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from September 29, 1999 (inception) to June 30, 2008 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,675	$37,865
Marketable securities	9,211	14,030
Other receivables	81	147
Prepaid expenses and other current assets	751	1,056

Total current assets	36,718	53,098
Property and equipment, net	937	1,045
Restricted cash	468	494
Other assets	967	1,073

Total assets	$39,090	$55,710

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,832	$2,977
Accrued expenses	4,755	3,951
Current portion of capital lease obligation	62	58
Current portion of notes payable and long-term debt	6,277	2,718

Total current liabilities	12,926	9,704

Other liabilities	332	370
Capital lease obligations, net of current portion	70	97
Long-term debt	12,941	16,438
Deferred rent	207	231

Total liabilities	26,476	26,840

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,640,136 shares and 53,544,834 shares at June 30, 2008 and December 31, 2007, respectively	536	535
Additional paid-in capital	190,352	188,353
Accumulated other comprehensive income	3	5
Deficit accumulated during the development-stage	(178,277)	(160,023)

Total stockholders’ equity	12,614	28,870

Total liabilities, redeemable preferred stock and stockholders’ equity	$39,090	$55,710

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 29, 1999 (inception) to June 30, 2008
	2008	2007	2008	2007
Revenues	$18	$106	$53	$128	$5,694
Operating expenses:
Research and development	6,663	6,182	11,715	13,884	104,444
General and administrative	2,572	3,464	5,735	6,553	49,237
In-process research and development	—	—	—	—	19,417
Impairment and contract related charges	—	1,218	—	1,218	15,045

Total operating expenses	9,235	10,864	17,450	21,655	188,143

Loss from operations	(9,217)	(10,758)	(17,397)	(21,527)	(182,449)
Interest income	252	633	698	1,355	8,248
Interest expense	(777)	(9)	(1,549)	(13)	(3,128)
Other expense, net	—	(7)	(6)	(12)	(33)

Net loss	(9,742)	(10,141)	(18,254)	(20,197)	(177,362)
Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss attributable to common stockholders	$(9,742)	$(10,141)	$(18,254)	$(20,197)	$(181,412)

Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.34)	$(0.38)

Weighted average shares used in calculation of basic and diluted net loss per share	53,582	53,243	53,564	53,069

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to June 30, 2008

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

For the Period from September 29, 1999 (inception) to June 30, 2008

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

For the Period from September 29, 1999 (inception) to June 30, 2008

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to June 30, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	607	6	—	—	1,013	—	—	—	1,019
Issuance and expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	85	—	—	—	399	—	—	—	399
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	4,846	—	—	—	4,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,459)	(37,459)

Balance at December 31, 2007	—	—	—	—	—	—	53,545	535	—	—	188,353	—	5	(160,023)	28,870
Issuance of common stock under stock option plans	—	—	—	—	—	—	95	1	—	—	20	—	—	—	21
Expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	—	—	—	—	280	—	—	—	280
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	1,699		—	—	1,699
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,254)	(18,254)

Balance at June 30, 2008	—	$—	—	$—	—	$—	53,640	$536	—	$—	$190,352	$—	$3	$(178,277)	$12,614

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from September 29, 1999 (inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(18,254)	$(20,197)	$(177,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	343	2,393
Amortization of deferred financing fees	421	1	855
Stock compensation expense, including restricted stock	1,970	2,788	21,303
Non-cash interest income and other	(513)	(682)	(4,041)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment and contract related charges	—	1,218	15,045
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	66	22	140
Prepaid expenses and other current assets	305	919	(189)
Other assets	—	27	(601)
Accounts payable	(1,145)	(1,643)	1,832
Accrued expenses	804	223	1,266
Other liabilities	(45)	41	(4)
Deferred rent	(24)	(20)	207

Net cash used in operating activities	(16,223)	(16,960)	(118,660)

Cash flows from investing activities:
Purchase of available-for-sale investments	(125,595)	(105,374)	(630,905)
Redemption or sale of available-for-sale investments	130,925	120,324	625,718
Additions to property and equipment	(78)	(30)	(1,280)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	26	—	375

Net cash provided by (used in) investing activities	5,278	14,920	(6,411)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	21	992	2,945
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,938
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	—	(31)
Proceeds from issuance of debt and warrants	—	10,000	20,000
Payment of deferred financing fees	—	(278)	(332)
Repayment of notes payable and capital lease obligations	(266)	(355)	(3,236)

Net cash (used in) provided by financing activities	(245)	10,359	151,746

Net (decrease) increase in cash and cash equivalents	(11,190)	8,319	26,675
Cash and cash equivalents, beginning of period	37,865	33,140	—

Cash and cash equivalents, end of period	$26,675	$41,459	$26,675

Supplemental cash flow information:
Cash paid for interest	$1,128	$7	$1,988

Equipment acquired under capital leases	$6	$229	$346

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full 2008 fiscal year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2008, has an accumulated deficit of $178.3 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at June 30, 2008 of $35.9 million will be sufficient to fund the Company’s operations into 2009.

Liquidity

The Company expects to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials of bevirimat, on the expenditures required to develop its other product candidates and on the expenditures for its research programs. The Company plans to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of its equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat, second-generation maturation inhibitors or oral fusion inhibitors. Development partnerships may include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. There is no guarantee that the Company will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund its operations. Other than proceeds from financings, partnerships and grants, the Company does not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Development-Stage Company

The Company is a development-stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development-stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force Issue No. 00-21, Revenue Agreements with Multiple Deliverables (“EITF 00-21”). Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. The Company has recorded revenues from research contracts with various federal and state institutions. Revenues from its research contracts are recorded in the period in which the related services are performed and the reimbursable costs are incurred.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known. Significant estimates made by the Company include the useful lives of fixed assets, recoverability of long-lived assets and deferred tax assets, long-term contract accruals, estimates of accrued legal contingencies and the valuation assumptions used in the calculations of share-based compensation expense.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash that have maturities of three months or less from the date of purchase and consist of money market funds, commercial paper, Treasury Notes/Bills, U.S. agency obligations and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months.

At June 30, 2008, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Interest earned on securities available-for-sale is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income. The cost of securities sold is based on the specific identification method.

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

	June 30,
	2008	2007
Common stock options	7,163	6,228
Common stock warrants	1,396	2,089
Non-vested restricted common stock	490	30

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plan. The Company recognized stock-based compensation expense of $887,000, or $0.02 per share, and $2.0 million, or $0.04 per share, during the three and six months ended June 30, 2008, respectively, and $1.3 million, or $0.02 per share, and $2.8 million, or $0.05 per share for the three and six months ended June 30, 2007, respectively.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires stock options held by certain non-employee consultants to be accounted for as liability awards. The fair values of these vested and unexercised awards were recognized as liability awards starting in 2006 using the Black-Scholes model. As of June 30, 2008, a liability for these awards of $28,000 was reflected in the balance sheet in other liabilities. The fair value of the award is re-measured at each financial statement date until the options are either exercised or expire. No options were exercised by non-employee consultants during the six months ended June 30, 2008 and June 30, 2007. When, and if, non-employee consultants exercise Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of June 30, 2008, vested stock options to acquire approximately 53,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is comprised of the following: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 29, 1999 (inception) to June 30, 2008
	2008	2007	2008	2007
Net loss	$(9,742)	$(10,141)	$(18,254)	$(20,197)	$(177,362)
Unrealized (loss) gain on investments available for sale, net	(30)	(4)	(2)	(6)	3

Total comprehensive loss	$(9,772)	$(10,145)	$(18,256)	$(20,203)	$(177,359)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”), which changes how business acquisitions are accounted for. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 141R may have on its results of operations or financial position.

In December 2007, the FASB’s Emerging Issues Task Force issued EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all collaborations existing after January 1, 2009. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2007, FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company has adopted EITF 07-3, which did not have a material impact on its results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results. On February 12, 2008, the FASB issued FASB Staff Position FAS No. 157-2 (“FSP 157-2”). FSP 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.

3. Employee and Director Stock Benefit Plans

As of June 30, 2008, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan, as amended and restated	475,000	27,114
1999 Supplemental Equity Compensation Plan, as amended and restated	100,000	69,436
2005 Supplemental Equity Compensation Plan, as amended and restated	10,369,594	90,093

Subtotal Employee Stock Option Plans	10,944,594	186,643
Other Plans:
1998 Director Stock Option Plan, as amended and restated	25,000	17,700
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	—

Total	11,034,594	204,343

Note: The Authorized Shares and Shares Available for Grant columns for the 2005 Supplemental Equity Compensation Plan, as amended and restated, and the Amended and Restated 1998 Employee Stock Purchase Plan do not include the 3,000,000 shares and the 100,000 shares, respectively, that were approved at the 2008 Annual Meeting. These shares still need to be registered with the SEC.

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant (1)	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2007	1,992,469	5,620,038	$4.26
Granted	(2,000,975)	1,825,975	1.26
Exercised		(95,302)	0.22
Forfeited or expired	212,849	(187,849)	5.66

Balance outstanding at June 30, 2008	204,343	7,162,862	$3.51

(1)	Information contained in the Options Available For Grant column includes the grants and forfeitures of non-vested restricted common stock made during the reporting period. See table below for detail activity of non-vested restricted common stock during the six months ended June 30, 2008.

The Company has a policy of issuing stock from its registered, but unissued, stock pool through its transfer agent to satisfy stock option exercises and restricted stock awards.

General Restricted Share Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2007	340,000	$2.94
Granted	175,000	0.67
Forfeited	(25,000)	2.60

Balance Outstanding at June 30, 2008	490,000	$2.15

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchase plan transactions and restricted stock grants under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$373	$287	$799	$650
General and administrative expense	514	1,031	1,171	2,138

Stock-based compensation expense included in operating expenses	$887	$1,318	$1,970	$2,788

The Company did not recognize any tax benefit on stock-based compensation recorded during the three and six months ended June 30, 2008 and 2007 because it has established a full valuation allowance against its net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2008 was $0.41 and $0.40, respectively, and for the three and six months ended June 30, 2007 was $2.65 and $2.60, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended June 30,
	2008		2007
	Stock Options	ESPP(1)	Stock Options	ESPP
Volatility	88.0%	N/A	74.0%	74.0%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
Risk-free rate	3.37%	N/A	4.78%	4.89%
Expected life in years	5.0	N/A	5.0	0.25

	For Six Months Ended June 30,
	2008		2007
	Stock Options	ESPP(1)	Stock Options	ESPP
Volatility	88.9%	N/A	75.9%	75.1%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
Risk-free rate	2.78%	N/A	4.70%	5.02%
Expected life in years	5.0	N/A	5.0	0.25

(1)	The Amended and Restated Employee Stock Purchase Plan was not available to employees during the three and six months ended June 30, 2008 as all of the available shares under the Plan had been distributed to employees during 2007.

For purposes of SFAS 123(R), the Company uses a blend of two historical volatility rates given the changes that have occurred at the Company since the merger with V.I. Technologies, Inc. in early 2005, along with a composite volatility rate of comparable companies with approximately similar expected option and ESPP lives to calculate the expected volatility of grants and employee stock purchases. The two historical volatility rates are determined by calculating the mean reversion of the daily adjusted closing stock price over the post-reverse merger period and over a normalized operations period subsequent to the merger. The Company concluded that an appropriate weighted-average of all three of these calculations provides for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).

The risk-free interest rate assumption is based upon the United States Treasury Bill interest rates appropriate for the expected life of the Company’s employee and director stock options and employee stock purchases.

The expected life of employee and director stock options and employee stock purchases represents a calculation based upon the historical exercise experience for the Company over the past 10 years. For valuation purposes, the Company uses the experience of a single group of employees, which has exhibited consistent historical behavior.

Share-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, reduced by an estimated annualized forfeiture rate. For the three and six months ended June 30, 2008 and 2007, the estimated annualized forfeiture rate used was approximately 1.0%, which is the rate that has been used since the adoption of SFAS 123(R) in January 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

4. Equity

Warrants

As of June 30, 2008, the Company had outstanding warrants to purchase approximately 1.4 million shares of common stock with exercise prices ranging from $0.75 to $3.71 per share. The warrants expire between March 2010 and September 2012.

Restricted Stock Grants

As of June 30, 2008, there were 490,000 shares of restricted common stock outstanding, of which 30,000 shares had been granted in October 2006 and another 310,000 shares granted in November 2007 (of which 25,000 shares were subsequently cancelled in February 2008) that contained performance vesting provisions. In January 2008, the Company granted 75,000 restricted shares of common stock that contain performance vesting provisions to its newly hired Executive Vice President, Chief Financial Officer and Chief Business Officer. The Company is amortizing the total expense of $58,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met. In February 2008, the Company granted 100,000 restricted shares of common stock that contain performance vesting provisions to its President and Chief Executive Officer. The Company is amortizing the total expense of $60,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met.

5. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008. The financial assets and liabilities contained in the table are valued using market prices on both active markets (level 1) and less active markets (level 2). In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. As of June 30, 2008, the Company did not have any assets or liabilities without observable market values (level 3) that would require a high level of judgment to determine fair value: (in thousands)

	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Money market funds	$2,790	$2,790	$—
Corporate debt securities	10,823	—	10,823
Government and agency securities	10,269	—	10,269

	23,882	2,790	21,092

Marketable securities:
Corporate debt securities	2,558	—	2,558
Government and agency securities	6,653	—	6,653

	9,211	—	9,211

Restricted cash	468	468	—

Total	$33,561	$3,258	$30,303

Liabilities:	$—	$—	$—

	$—	$—	$—

6. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	June 30, 2008		December 31, 2007
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$1,545	$1,545	$1,244	$1,244
Corporate Bonds	1,013	1,013	3,127	3,125
U.S. Agencies	4,327	4,322	8,049	8,045
Treasury Notes/Bills	2,326	2,328	1,610	1,611

	$9,211	$9,208	$14,030	$14,025

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	June 30, 2008	December 31, 2007
Due within one year	$9,211	$14,030
Due after one year	—	—

	$9,211	$14,030

Gross unrealized gains on marketable securities amounted to $6,000 and $7,000 at June 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on marketable securities amounted to $3,000 and $2,000 at June 30, 2008 and December 31, 2007, respectively. The aggregate fair value of investments with unrealized losses was $3.8 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively. All such investments have been in an unrealized loss position for less than one year and the Company has concluded that no other-than-temporary impairment existed as of June 30, 2008 and December 31, 2007.

There were no realized gains or losses on marketable securities during the three and six months ended June 30, 2008.

6. Guarantees

From time to time, the Company enters into contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors or collaborators under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2008 and December 31, 2007.

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

In June 2006, we initiated a Phase 2b clinical trial, which we refer to as Study 203, of bevirimat at multiple clinical sites in the U.S. In the original design of this trial, bevirimat was administered to HIV-positive treatment-experienced patients failing their current treatment regimen. All patients received one of several bevirimat doses or placebo in combination with approved HIV drugs. The primary objective of this trial was to determine an optimal dose or doses of bevirimat for use in pivotal clinical trials. The primary efficacy endpoint of the study was VL reduction after two weeks of bevirimat dosing in addition to a patient’s failing drug regimens (so-called “functional monotherapy”). Additional planned endpoints of this trial were to include safety and pharmacokinetics after two weeks and twelve weeks, as well as VL reduction after twelve weeks of dosing with bevirimat.

In December 2006, we announced preliminary results from the first cohort of Study 203 of bevirimat (now referred to as Part A of the trial), which studied a 400 mg bevirimat dose comprised of eight 50 mg tablets, a prototype formulation designed to maximize flexibility in dosing increments. The results of this cohort confirmed the antiviral activity of bevirimat shown in previous studies, but the bevirimat levels in the blood, or plasma concentrations, were lower than expected. Based on data available at the time, we initiated additional work to improve the bevirimat tablet formulation. Study 203 was amended by the reintroduction of a liquid formulation that had been successful in earlier clinical trials which allowed the study to meet its original dose-finding objective.

In March 2007, the FDA agreed to this revised trial design (which is now designated as Part B of Study 203), and we resumed bevirimat dose escalation in Study 203 while continuing to develop an optimized formulation of bevirimat for late-stage clinical development and commercialization. The dose escalation stage of Part B of Study 203 was completed during the first quarter of 2008 and tested the efficacy of bevirimat in treatment-experienced patients failing current therapy at increasing doses using the oral liquid formulation. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to Part A, except that patients did not continue on to extended dosing.

In Study 203, bevirimat was well-tolerated, has shown generally dose-proportional increases in plasma concentration, and in many patients has been associated with a VL reduction of more than 1.0 log10 following 14 days of functional monotherapy. Detailed analyses of the data suggest that treatment-experienced patients may be grouped into two populations—responders and non-responders. Responders may be defined as those patients with at least a 0.5 log10 VL reduction by week 2 and non-responders as those with less than a 0.5 log10 VL reduction by this time point. The mean VL change in responders was generally consistent across all of the doses tested in Study 203. Based on the data, supported by updated pharmacokinetic modeling, we believe that doses used in Study 203 are in the optimum response range and that further dose escalation will not provide significantly improved responses. Accordingly, we do not plan to undertake any further dose escalation in Study 203.

We are studying the distinctions between responders and non-responders, including both clinical and virologic variables, in order to be able to focus bevirimat treatment on patients who will benefit most from bevirimat. Based on analyses to date, it appears that one factor differentiating responder patients from non-responder patients is the difference in the viruses from these two groups of patients. There are variations in the viral amino acid sequence of HIV that are more common in non-responders as compared to responders. Laboratory data suggests that some of these amino acid variants, or polymorphisms, may affect the ability of bevirimat to inhibit HIV replication.

The predictors of response to bevirimat are located at three codon positions on the 500-amino acid HIV-1 Gag protein. Bevirimat specifically blocks a late step in processing of Gag, leading to the production of virus particles that are structurally defective and are incapable of spreading infection around the body. Patients who have the virus with the most commonly occurring amino acids at positions 369, 370 or 371 on Gag (i.e., who lack polymorphisms at these positions) are much more likely to respond to bevirimat treatment. In contrast, those patients whose virus has polymorphisms (variants) at these positions are less likely to respond to the drug.

Based on this retrospective analysis and follow-up laboratory confirmation, we have conducted a prospective clinical study to confirm that patients without these polymorphisms are significantly more likely to respond to bevirimat treatment as a Part C extension to Study 203. In this Phase 2b prospective study of 27 treatment-experienced and treatment-naïve patients, those with the predictors of response had a statistically significant higher mean viral load reduction than patients with polymorphisms at Gag positions 369, 370 or 371. These results confirm our hypothesis of patient response predictors. We are also continuing extensive testing in order to further refine the predictive algorithm for patients.

At present, there are currently available commercial genotyping and phenotyping assays that assist physicians in prescribing the proper regimen of HIV drugs. We are working with outside contractors to expand a widely used genotypic resistance assay that currently assesses just protease and reverse transcriptase inhibitor sensitivities to add an assessment of the Gag genotype sequence so that the assay can be used to determine bevirimat responders.

The frequency of Gag polymorphisms is variable, depending on the population tested. In one survey of an academic patient database in North America, no polymorphisms at Gag positions 369, 370 or 371 were observed in 60.2% of 567 treatment-naïve patients or in 59.7% of 114 treatment-experienced patients. A 2007 publication from multiple HIV clinics in France demonstrated approximately 68.3% of samples from 82 protease inhibitor-experienced patients were free of these same Gag polymorphisms.

In 2008, we initiated a multinational dosing study of bevirimat, which we refer to as Study 204, in which both treatment-naïve and treatment-experienced patients are given bevirimat tablets twice daily. The primary objective of this trial is to determine if this modified dosing regimen increases bevirimat drug exposure in patients. We also plan to confirm the bioavailability of 100mg bevirimat tablets in clinical studies this year for use in extended duration studies.

We have established research and development programs designed to develop second- and third-generation maturation inhibition product candidates. We believe that there is the potential for multiple marketed products in this class. We filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We do not plan to study PA-040 further in clinical trials because its bioavailability was lower than our goal, and have since placed the IND on inactive status. We have identified other second-generation compounds with greater oral bioavailability than PA-040 in animals. We envision studying additional second-generation maturation inhibitors in preclinical and single-dose human clinical trials before choosing a compound for multiple-dose clinical trials. The selection of second-generation compounds to move forward into development will be based, in part, on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat. Recent laboratory studies indicate that several of Panacos’ second-generation and third-generation maturation inhibitors retain activity against some HIV strains with Gag polymorphisms that have reduced susceptibility to bevirimat.

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

We have retained the worldwide commercialization rights to all of our programs. We believe that we could potentially develop bevirimat and market it in North America successfully without a strategic corporate collaboration because we anticipate that the North American HIV market could be addressed with a relatively small sales force of approximately 50-100 representatives. We are, however, also exploring corporate collaboration opportunities to facilitate the development and commercialization of bevirimat. We are also exploring corporate collaboration opportunities for our oral fusion program and for our second- and third-generation maturation inhibitor programs. We intend to evaluate the relative merits of both approaches on an ongoing basis.

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

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing financial statements, we estimate certain accrued expenses. This process involves identifying yet to be invoiced services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of services for which we must estimate accrued expenses include services we obtain from contract research organizations in connection with our preclinical studies and clinical trials, contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and consulting fees. In connection with such service fees, our estimates are most affected by our understanding of the status, timing and billing of services provided. Although our service providers generally invoice us in arrears for services performed, contract agreements may contain prepayment provisions, which we record in a prepaid account and offset those amounts when we subsequently incur costs related to those prepayments. Contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that we do not identify certain costs which have begun to be incurred, or we under or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period could be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There have been no changes in our estimation methodology for accruing contract service fees that had a material effect on our net losses for any of the periods presented herein.

Long-Lived Assets

Our long-lived assets, which currently consist of property and equipment, are recorded at cost and amortized over the estimated useful life of each asset. We generally depreciate property and equipment using the straight-line method over the estimated economic life of each asset, which ranges from three to ten years. We amortized acquired intangible assets (workforce) using the straight-line method over the estimated economic life of four years. Determining the lives of our long-lived assets requires us to make significant judgments and estimates and can materially impact our results of operations.

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

In accordance with SFAS 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount exceeds the fair value of the particular long-lived asset or group of assets. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments with any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At June 30, 2008, our remaining long-lived assets consisted of net property and equipment totaling approximately $937,000.

Contingencies

Contingencies are addressed by assessing the likelihood of any adverse judgments or outcomes relating to these matters as well as potential ranges of losses. A determination of the amount of reserves required, if any, for these contingencies is made after reviewing the relevant facts and circumstances, seeking outside professional advice of lawyers or accountants, where appropriate, and then making and recording our best judgment of potential loss under the guidance of SFAS No. 5, Accounting for Contingencies. This process is repeated in each reporting period as circumstances evolve and are reevaluated. Any changes in our assumptions or estimates that impact our estimates of loss will be recorded in operations immediately in the period of the change.

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

We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to the adoption of SFAS 123(R) have not been restated to reflect and do not include the impact of SFAS 123(R). For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

We estimate the fair value of stock option awards as of the grant date using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, the expected life of the awards and a risk-free interest rate. We use historical data to estimate option exercises and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Any changes in these assumptions may materially affect the estimated fair value of our stock-based awards.

RESULTS OF OPERATIONS (tables in thousands)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues

Q2 2008	Q2 2007	Increase/(Decrease)%
$18	$106	$(88)	-83%

Revenues decreased by 83% to $18,000 for the three months ended June 30, 2008 compared to $106,000 for the same period in 2007. The decrease in 2008 compared to 2007 was primarily due to the recognition of a $75,000 nonrefundable license fee in 2007 related to the INACTINE technology development program, which had been discontinued by us in 2005.

Research and development

Q2 2008	Q2 2007	Increase/(Decrease)%
$6,663	$6,182	$481	8%

Total research and development spending increased by $481,000, or 8%, to $6.7 million for the three months ended June 30, 2008 compared to $6.2 million during the same period in 2007. The increase in 2008 compared to 2007 is primarily due to increased spending on the bevirimat development program, partially offset by lower spending on our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense accounted for $373,000 and $287,000 of research and development expense during the three months ended June 30, 2008 and 2007, respectively.

General and administrative

Q2 2008	Q2 2007	Increase/(Decrease)%
$2,572	$3,464	$(892)	-26%

General and administrative expenses decreased by $892,000, or 26%, to $2.6 million for the three months ended June 30, 2008 compared to $3.5 million during the same period in 2007. The decrease in 2008 was primarily due to lower general corporate expenses and to lower non-cash stock compensation expense. Non-cash stock compensation accounted for $514,000 and $1.0 million of general and administrative expenses during the three months ended June 30, 2008 and 2007, respectively.

Impairment and contract related charges

Q2 2008	Q2 2007	Increase/(Decrease)%
$0	$1,218	$(1,218)	-100%

We recognized an impairment and contract related charge of $1.2 million during the three months ended June 30, 2007 related to the sublease for a portion of our Watertown facility, which had been previously used for the INACTINE program that was discontinued in 2005, and to the write-off and disposition of certain fixed assets associated with the sublease.

Interest income

Q2 2008	Q2 2007	Increase/(Decrease)%
$252	$633	$(381)	-60%

Interest income decreased by $381,000, or 60%, to $252,000 for the three months ended June 30, 2008 compared to $633,000 during the same period in 2007. The decrease in interest income resulted from both lower cash and investment balances and to lower interest rates on our investment balances during the three months ended June 30, 2008 as compared to the same period in 2007.

Interest expense

Q2 2008	Q2 2007	Increase/(Decrease)%
$777	$9	$768	na

The majority of the interest expense that we recognized during the three months ended June 30, 2008 resulted from our loan balance of $20.0 million with Hercules Technology Growth Capital, Inc., or Hercules, under the loan agreement which we entered into at the end of the second quarter of 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues

YTD 2008	YTD 2007	Increase/(Decrease)%
$53	$128	$(75)	-59%

Revenues decreased by 59% to $53,000 for the six months ended June 30, 2008 compared to $128,000 for the same period in 2007. The decrease in 2008 compared to 2007 was primarily due to the recognition of a $75,000 nonrefundable license fee in 2007 related to the INACTINE technology development program, which had been discontinued in 2005.

Research and development

YTD 2008	YTD 2007	Increase/(Decrease)%
$11,715	$13,884	$(2,169)	-16%

Total research and development spending decreased by $2.2 million, or 16%, to $11.7 million for the six months ended June 30, 2008, compared to $13.9 million during the same period in 2007. The decrease in 2008 compared to 2007 represents a reduction in spending on our pipeline second-generation maturation inhibitor and fusion programs, partially offset by higher spending on the bevirimat development program. Non-cash stock compensation expense accounted for $799,000 and $650,000 of research and development expense during the six months ended June 30, 2008 and 2007, respectively.

General and administrative

YTD 2008	YTD 2007	Increase/(Decrease)%
$5,735	$6,553	$(818)	-12%

General and administrative expenses decreased by $818,000, or 12%, to $5.7 million for the six months ended June 30, 2008 compared to $6.6 million during the same period in 2007. The decrease in 2008 was primarily due to lower non-cash stock compensation expense, partly offset by higher general business development-related expenses. Non-cash stock compensation accounted for $1.2 million and $2.1 million of general and administrative expenses during the six months ended June 30, 2008 and 2007, respectively.

Interest income

YTD 2008	YTD 2007	Increase/(Decrease)%
$698	$1,355	$(657)	-48%

Interest income decreased by $657,000, or 48%, to $698,000 for the six months ended June 30, 2008 compared to $1.4 million during the same period in 2007. The decrease in interest income resulted both from lower cash and investment balances and lower interest rates on our investment balances during the six months ended June 30, 2008 as compared to the same period in 2007.

Interest expense

YTD 2008	YTD 2007	Increase/(Decrease)%
$1,549	$13	$1,536	n/a

The majority of the interest expense that we recognized during the six months ended June 30, 2008 resulted from our loan balance of $20.0 million with Hercules Technology Growth Capital, Inc., or Hercules, under the loan agreement which we entered into at the end of the second quarter of 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

Since our inception, we have financed our operations through private placements of common stock and preferred stock, public offerings of common stock, grant and subcontract revenue, and short and long-term debt and capital lease financing. In June 2007, we entered into a $20.0 million term loan agreement with Hercules. Pursuant to the loan agreement, Hercules advanced us $10.0 million on June 28, 2007, and we received a second $10.0 million tranche from Hercules on October 1, 2007.

At June 30, 2008, we had combined cash, cash equivalents and marketable securities of $35.9 million and working capital of $23.8 million compared to cash, cash equivalents and marketable securities of $51.9 million and working capital of $43.4 million at December 31, 2007.

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

Our cash activity during the six months ended June 30, 2008 and 2007 was comprised of the following: (in thousands)

	Six Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(16,223)	$(16,960)
Redemption or sale of available-for-sale marketable securities, net	5,330	14,950
Cash used in fixed asset acquisitions	(78)	(30)
Net proceeds from equity transactions	21	992
Net proceeds from the issuance of debt and warrants	—	9,722
Repayment of advances and other debt	(266)	(355)
Transfers from restricted cash	26	—

(Decrease) increase in cash position	$(11,190)	$8,319

We intend to explore strategic relationships as a potential means to provide resources for further development of our product candidates. We cannot forecast when, or whether, we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials of bevirimat, on the expenditures required to develop our other product candidates and on the expenditures for our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat, second-generation maturation inhibitors or oral fusion inhibitors. Development partnerships may include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million, subject to the limitation that we may only issue securities with a value of one-third of the value of our public float at the time of an offering under this registration statement for so long as the value of our public float is less than $75.0 million. The aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement discussed above. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at June 30, 2008: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$2,268	$924	$1,143	$201	$—
Capital leases	132	62	68	2	—
Term loan with Hercules (1)	20,000	6,697	13,303	—	—
Note payable	121	121	—	—	—
Other purchase obligations	12,366	11,179	1,183	4	—

Total	$34,887	$18,983	$15,697	$207	$—

(1)	Term loan obligation excludes interest payable to Hercules.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase in interest rates would result in a decrease of approximately $10,000 in the fair market value of our total portfolio while a hypothetical 10% decrease in interest rates would result in an increase of approximately $10,000 in the fair market value of our total portfolio at June 30, 2008.

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

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risks Relating to Our Company

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We have historically incurred operating losses, and we expect that these losses will continue.

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of June 30, 2008, we had an accumulated deficit of approximately $178.3 million. Net loss for the six months ended June 30, 2008 was $18.3 million. Our fiscal year 2007 and 2006 net losses were $37.5 million and $38.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the Phase 2 trials currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second-generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We will actively seek new financing from time to time to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or our other programs. These activities will take time and expense, both to identify the best partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

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

The success of our business will depend on our successful development and commercialization of our products. Successful commercialization of our products under development depends, in significant part, on our ability to:

•	complete their development in a timely fashion;

•	demonstrate their safety and efficacy in clinical trials;

•	obtain and maintain patents or other proprietary protections;

•	obtain and maintain required regulatory approvals;

•	implement efficient, commercial-scale manufacturing processes;

•	obtain approval for reimbursement under healthcare systems; and

•	establish and maintain effective development, sales, marketing, and distribution operations. and collaborations.

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the three and six months ended June 30, 2008, we spent approximately $6.7 million and $11.7 million, respectively, on research and development. During fiscal years 2007 and 2006, we spent approximately $25.1 million and $24.5 million on research and development, respectively.

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

Delays in our clinical development program or in approval from government authorities will lengthen our product development time, increase our product development costs, and may impair our ability to commercialize our products and allow competitors to bring products to market before we do. For example, in December 2006, we announced results of the first cohort of Study 203, which showed bevirimat plasma concentrations lower than we anticipated, suggesting that the tablet formulation used for the study did not provide the expected drug exposures. As a result, the initiation of bevirimat pivotal trials was delayed and we are working to resolve the formulation issues, but may not succeed.

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

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $35.9 million. During the second quarter of 2007, we entered into a $20 million term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, and have received the full amount of the loan. During the fourth quarter of 2005, we closed a follow-on public offering, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of our common stock. At our current level of expenditure, we believe that our cash resources are adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our research and development programs;

•

obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to retain in order to develop or commercialize them ourselves;

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

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock could be delisted from the Nasdaq Capital Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares, and our ability to raise capital.

Our listing on the Nasdaq Capital Market is conditioned upon our continued compliance with the Nasdaq Marketplace Rules, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days. On January 28, 2008, we received a deficiency notice from Nasdaq stating that we were not in compliance with the minimum bid price rule due to the price level of our common stock. Effective on July 29, 2008, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. We now have until January 26, 2009, to cure the deficiency in our minimum bid price per share. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the Nasdaq Capital Market. The delisting of our common stock could have a material adverse effect on the trading price, volume and marketability of our common stock. Further, if our common stock is delisted, we may have difficulties in raising, or may be unable to raise, additional funds with which to operate our business by selling our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2008, we held our Annual Meeting of Stockholders. The following matters were approved at that meeting:

1.	The election of Mr. Irwin Lerner and Dr. Laurent Fischer as Class I Directors to serve until the 2011 Annual Meeting of Stockholders or until their respective successors are elected and qualified. There were 39,242,545 shares of common stock voted for the election of Mr. Lerner, and 4,020,798 shares of common stock withheld. There were 39,809,429 shares of common stock voted for the election of Dr. Fischer, and 3,453,914 shares of common stock withheld.

In addition, the terms in office of Mr. Jeremy Hayward-Surry, Mr. Joseph M. Limber, Mr. Robert G. Savage, Mr. R. John Fletcher and Dr. Alan W. Dunton continued after the meeting.

2.	The approval of the amendment and restatement of the 2005 Supplemental Equity Compensation Plan. There were 21,718,119 shares of common stock voted for such proposal, 5,414,910 shares of common stock voted against such proposal, holders of 211,624 shares of common stock abstained from the vote, and there were 15,918,690 broker non-votes.

3.	The approval of the amendment and restatement of the Amended and Restated 1998 Employee Stock Purchase Plan. There were 24,952,867 shares of common stock voted for such proposal, 2,075,997 shares of common stock voted against such proposal, holders of 315,789 shares of common stock abstained from the vote, and there were 15,918,690 broker non-votes.

4.	The approval of the amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of our common stock with a range of 1:3 to 1:10, such ratio to be determined by the Board of Directors. There were 36,623,269 shares of common stock voted for such proposal, 6,534,323 shares of common stock voted against such proposal, and holders of 105,747 shares of common stock abstained from the vote.

5.	The approval of the amendment to the Company’s Restated Certificate of Incorporation to decrease from 150,000,000 shares to 60,000,000 shares the aggregate number of shares of common stock authorized to be issued. There were 39,231,101 shares of common stock voted for such proposal, 3,724,981 shares of common stock voted against such proposal, and holders of 307,258 shares of common stock abstained from the vote.

6.	The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the current fiscal year. There were 41,876,313 shares of common stock voted for such ratification, 417,151 shares of common stock voted against such ratification, holders of 969,877 shares of common stock abstained from the vote, and there were no broker non-votes.

ITEM 5.	OTHER INFORMATION

The information set forth under Item 4 above is incorporated herein by this reference.

ITEM 6.	EXHIBITS

Exhibits

10.1	2005 Supplemental Equity Compensation Plan, as amended and restated (filed as Exhibit A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting [File No. 000-24241] and incorporated herein by reference).

10.2	Amended and Restated Panacos Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting [File No. 000-24241] and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: August 1, 2008	/s/ ALAN W. DUNTON
Alan W. Dunton, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2008	/s/ JANE PRITCHETT HENDERSON
Jane Pritchett Henderson
Executive Vice President, Chief Financial Officer, Chief Business Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibits
10.1	2005 Supplemental Equity Compensation Plan, as amended and restated (filed as Exhibit A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting [File No. 000-24241] and incorporated herein by reference).

10.2	Amended and Restated Panacos Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan (filed as Exhibit B to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting [File No. 000-24241] and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302. Filed herewith.

32	Section 906 certification of periodic financial report by Chief Executive Officer and Chief Financial Officer. Filed herewith.