Form 10-Q
period 2008-09-30
PANACOS PHARMACEUTICALS, INC.
filed 2008-11-07
CIK 1040017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of October 31, 2008:

Title of Class	Shares Outstanding
Common Stock, $0.01 par value	53,640,136

PANACOS PHARMACEUTICALS, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 (Unaudited)	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from September 29, 1999 (inception) to September 30, 2008 (Unaudited)	3

	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the period from September 29, 1999 (inception) to September 30, 2008 (Unaudited)	4-7

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from September 29, 1999 (inception) to September 30, 2008 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	29

SIGNATURES		30

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,368	$37,865
Marketable securities	5,520	14,030
Other receivables	101	147
Prepaid expenses and other current assets	527	1,056

Total current assets	27,516	53,098

Property and equipment, net	843	1,045
Restricted cash	468	494
Other assets	911	1,073

Total assets	$29,738	$55,710

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,172	$2,977
Accrued expenses	4,591	3,951
Current portion of capital lease obligation	63	58
Current portion of notes payable and long-term debt	6,991	2,718

Total current liabilities	12,817	9,704

Other liabilities	302	370
Capital lease obligations, net of current portion	54	97
Long-term debt	11,098	16,438
Deferred rent	195	231

Total liabilities	24,466	26,840

Redeemable Preferred Stock:
Redeemable Series C Preferred Stock, par value $0.001 per share; 24,138,157 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Redeemable Series B Preferred Stock, par value $0.001 per share; 10,114,695 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued and outstanding 53,640,136 shares and 53,544,834 shares at September 30, 2008 and December 31, 2007, respectively	536	535
Additional paid-in capital	191,159	188,353
Accumulated other comprehensive income	6	5
Deficit accumulated during the development-stage	(186,429)	(160,023)

Total stockholders’ equity	5,272	28,870

Total liabilities, redeemable preferred stock and stockholders’ equity	$29,738	$55,710

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to September 30, 2008
	2008	2007	2008	2007
Revenues	$24	$30	$77	$158	$5,718

Operating expenses:
Research and development	5,374	4,988	17,089	18,872	109,818
General and administrative	2,221	3,228	7,956	9,781	51,458
In-process research and development	—	—	—	—	19,417
Impairment and contract related charges	—	54	—	1,272	15,045

Total operating expenses	7,595	8,270	25,045	29,925	195,738

Loss from operations	(7,571)	(8,240)	(24,968)	(29,767)	(190,020)

Interest income	190	679	888	2,034	8,438
Interest expense	(771)	(351)	(2,320)	(364)	(3,899)
Other expense, net	—	(1)	(6)	(13)	(33)

Net loss	(8,152)	(7,913)	(26,406)	(28,110)	(185,514)

Accretion of preferred stock dividends	—	—	—	—	4,050

Net loss attributable to common stockholders	$(8,152)	$(7,913)	$(26,406)	$(28,110)	$(189,564)

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.49)	$(0.53)

Weighted average shares used in calculation of basic and diluted net loss per share	53,640	53,500	53,589	52,963

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to September 30, 2008

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

For the Period from September 29, 1999 (inception) to September 30, 2008

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

For the Period from September 29, 1999 (inception) to September 30, 2008

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

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Period from September 29, 1999 (inception) to September 30, 2008

(in thousands, except per share data)

(unaudited)

					Stockholders’ Equity (Deficit)
	Series C Redeemable Preferred Stock		Series B Redeemable Preferred Stock		Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock under stock option and purchase plans	—	—	—	—	—	—	607	6	—	—	1,013	—	—	—	1,019
Issuance and expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	85	—	—	—	399	—	—	—	399
Warrants issued with debt	—	—	—	—	—	—	—	—	—	—	1,382	—	—	—	1,382
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	4,846	—	—	—	4,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,459)	(37,459)

Balance at December 31, 2007	—	—	—	—	—	—	53,545	535	—	—	188,353	—	5	(160,023)	28,870

Issuance of common stock under stock option plans	—	—	—	—	—	—	95	1	—	—	20	—	—	—	21
Expense of common shares for restricted stock under option plan, net	—	—	—	—	—	—	—	—	—	—	308	—	—	—	308
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	2,478	—	—	—	2,478
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,406)	(26,406)

Balance at September 30, 2008	—	$—	—	$—	—	$—	53,640	$536	—	$—	$191,159	$—	$6	$(186,429)	$5,272

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(26,406)	$(28,110)	$(185,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	442	2,490
Amortization of deferred financing fees	639	57	1,073
Stock compensation expense, including restricted stock	2,762	4,005	22,095
Non-cash interest income and other	(612)	(1,075)	(4,140)
Loss on disposal of fixed assets	—	—	27
In-process research and development	—	—	19,417
Impairment and contract related charges	—	1,272	15,045
Non-cash operating expenses	—	—	1,052
Changes in operating accounts, net of acquisition
Other receivables	46	(68)	120
Prepaid expenses and other current assets	529	928	35
Other assets	—	27	(601)
Accounts payable	(1,805)	(1,671)	1,172
Accrued expenses	640	271	1,102
Other liabilities	(68)	41	(27)
Deferred rent	(36)	(29)	195

Net cash used in operating activities	(24,022)	(23,910)	(126,459)

Cash flows from investing activities:
Purchase of available-for-sale investments	(165,277)	(167,638)	(670,587)
Redemption or sale of available-for-sale investments	174,400	180,974	669,193
Additions to property and equipment	(81)	(33)	(1,283)
Proceeds from the disposal of fixed assets	—	—	6
Cash paid for merger, net of cash received	—	—	(325)
Restricted cash	26	—	375

Net cash provided by (used in) investing activities	9,068	13,303	(2,621)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	—	101,319
Proceeds from exercise of stock options and purchase plans	21	1,009	2,945
Proceeds from the issuance of preferred stock, net	—	—	23,076
Proceeds from exercise of warrants	—	—	3,163
Proceeds from borrowing on notes payable	—	—	1,938
Proceeds from issuance of convertible debt, net	—	—	2,904
Payment of shelf registration costs	—	—	(31)
Proceeds from issuance of debt and warrants	—	10,000	20,000
Payment of deferred financing fees	—	(332)	(332)
Repayment of notes payable and capital lease obligations	(1,564)	(420)	(4,534)

Net cash (used in) provided by financing activities	(1,543)	10,257	150,448

Net (decrease) increase in cash and cash equivalents	(16,497)	(350)	21,368
Cash and cash equivalents, beginning of period	37,865	33,140	—

Cash and cash equivalents, end of period	$21,368	$32,790	$21,368

Supplemental cash flow information:
Cash paid for interest	$1,686	$213	$2,546

Equipment acquired under capital leases	$6	$229	$346

See accompanying notes to the unaudited consolidated financial statements.

PANACOS PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Overview

Panacos Pharmaceuticals, Inc. (“Panacos” or the “Company”) is a development-stage biotechnology company that seeks to develop next generation anti-infective products through the discovery and development of small-molecule oral drugs designed to treat HIV and other major human viral diseases. Because the Company believes that the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, the Company’s proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. The Company’s lead product candidate, bevirimat, formerly known as PA-457, is an oral HIV drug candidate in Phase 2 clinical testing. Bevirimat is the first in a new class of drug candidates that works by a novel mechanism of action called maturation inhibition, which the Company believes is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, the Company believes that bevirimat has the potential to be part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The Company also has research and development programs designed to generate second- and third-generation maturation inhibition products and a research and development program focused on an early step in the HIV virus life cycle, fusion of the HIV virus to human cells.

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

The Company’s listing on the Nasdaq Capital Market is conditioned upon its continued compliance with the Nasdaq Marketplace Rules, including a rule that requires that the minimum bid price per share for its common stock not be less than $1.00 for 30 consecutive trading days. On January 28, 2008, Panacos received a deficiency notice from Nasdaq stating that the Company was not in compliance with the minimum bid price rule due to the price level of its common stock. Effective on July 29, 2008, the listing of the Company’s common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On October 16, Nasdaq filed an immediately effective rule change with the SEC to grant a three-month suspension in the enforcement of the Company’s minimum bid price and market value requirements, which is in effect through January 16, 2009. Nasdaq notified Panacos that the Company is included under this temporary suspension. On January 16, 2009, Panacos will have 99 days (the time remaining on Panacos’ original listing qualification notification relating to its bid price) to regain compliance. All companies that do not meet the minimum bid have the ability to regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days. Panacos now has until January 26, 2009 to cure the deficiency in its minimum bid price per share. If the Company fails to comply and cannot remedy its noncompliance during any applicable notice or grace periods, the Company’s common stock could be delisted from the Nasdaq Capital Market. The delisting of the Company’s common stock could have a material adverse effect on the trading price, volume and marketability of its common stock. Further, if Panacos’ common stock is delisted, it may have difficulties in raising, or may be unable to raise, additional funds with which to operate its business by selling the Company’s common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full 2008 fiscal year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC.

The accompanying unaudited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2008, has an accumulated deficit of $186.4 million. Management believes that the Company’s cash, cash equivalents and marketable securities on hand at September 30, 2008 of $26.9 million will be sufficient to fund the Company’s operations into 2009. The Company actively seeks additional sources of financing to provide financial support for its activities. The Company also plans to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or its other programs. These activities will take time and expense, both to identify the most suitable partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, the Company is not able to assess the probability of success in its financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which the Company may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. If the Company is unable to secure such financial support in the near term, it may be forced to curtail its clinical and preclinical development activities substantially, or sell or out-license assets in order to obtain funds for the operation of its business, or to sell all or a portion of its assets or wind down operations.

As of September 30, 2008, the Company is in compliance with the provisions of its loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”). The Company’s ability to remain in compliance with the provisions of the loan agreement until the loan’s maturity in 2011 depends upon its ability to achieve results that are materially consistent with its internal operating plans. If a material adverse change occurs within the Company’s business, or the Company fails to achieve its anticipated results, the Company may become in default of one or more provisions of the loan agreement, which could require Hercules to waive such defaults, and these waivers may or may not be granted. Should an event of default occur, and if based on such default Hercules were to declare all remaining outstanding obligations (which is $17.6 million as of November 7, 2008) immediately due and payable, the Company may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business which could involve the sale of certain assets.

Liquidity

The Company expects to continue to have for the foreseeable future substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials of bevirimat, on the expenditures required to develop its other product candidates and on the expenditures for its research programs. The Company plans to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of its equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat, second-generation maturation inhibitors or oral fusion inhibitors. Development partnerships may include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. There is no guarantee that the Company will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund its operations. Other than proceeds from financings, partnerships and grants, the Company does not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Development-Stage Company

The Company is a development-stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development-stage entity because it is devoting substantially all of its efforts to raising capital and establishing its business and principal operations, and no sales have been derived to date from its principal operations.

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

During 2007, the Company entered into a Research and Option Agreement with Enfer Technology, Ltd. (“Enfer”) pursuant to which Enfer performed research work on the INACTINE technology, the development of which was discontinued by the Company in 2005. Enfer paid the Company a non-refundable license fee for an exclusive option to enter into a license agreement for this technology, which Enfer did not exercise by the option expiration date of October 5, 2008. Pursuant to the requirements of SAB 104 and EITF 00-21, the Company recognized revenue of $75,000 during the second quarter of 2007 from Enfer for the nonrefundable license fee. In cases such as this initial Enfer payment in which the Company has no continuing obligation to perform services under a contract or agreement, the Company will record nonrefundable license fee revenue when it has the contractual right to receive payment in accordance with the terms of the license agreement. In cases where the Company has a continuing obligation to perform services under a contract or agreement, nonrefundable license fee revenue will be recognized ratably over a specified or performance period.

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

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash that have maturities of three months or less from the date of purchase and consist of money market funds, commercial paper, Treasury Notes/Bills, U.S. agency obligations and corporate bonds. Marketable securities consist of similar financial instruments, excluding money market funds, with original maturities of greater than three months. In September 2008, the Company decided to limit future investments in financial instruments to money market funds and Treasury Notes/Bills.

At September 30, 2008, management designated marketable securities held by the Company as available-for-sale securities for purposes of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Interest earned on securities available-for-sale is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available-for-sale are included in other income. The cost of securities sold is based on the specific identification method.

Basic and Diluted Net Loss per Share

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings Per Share (“SFAS 128”), requiring companies to report both basic net loss per common share, computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding, and the weighted average dilutive potential common shares outstanding, computed using the treasury stock method. Currently, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of non-vested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. In addition, the weighted average number of shares of unvested restricted common stock is excluded from basic weighted average common shares outstanding.

The following table summarizes the number of securities outstanding at each of the periods presented, which were not included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive: (in thousands)

	September 30,
	2008	2007
Common stock options	6,423	5,644
Common stock warrants	1,396	2,089
Non-vested restricted common stock	455	30

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plan. The Company recognized stock-based compensation expense of $792,000, or $0.01 per share, and $2.8 million, or $0.05 per share, during the three and nine months ended September 30, 2008, respectively, and $1.2 million, or $0.02 per share, and $4.0 million, or $0.08 per share for the three and nine months ended September 30, 2007, respectively.

Certain of the Company’s options granted to non-employees are outside the scope of SFAS 123(R) and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires stock options held by certain non-employee consultants to be accounted for as liability awards. The fair values of these vested and unexercised awards were recognized as liability awards starting in 2006 using the Black-Scholes model. As of September 30, 2008, a liability for these awards of $13,000 was reflected in the balance sheet in other liabilities. The fair value of the award is re-measured at each financial statement date until the options are either exercised or expire. No options were exercised by non-employee consultants during the nine months ended September 30, 2008 and September 30, 2007. When, and if, non-employee consultants exercise Company options or the Company options expire, the corresponding liability will be reclassified to equity. As of September 30, 2008, vested stock options to acquire approximately 53,000 shares of common stock held by non-employee consultants remained unexercised.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized.

Comprehensive loss is comprised of the following: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 29, 1999 (inception) to Sept. 30, 2008
	2008	2007	2008	2007
Net loss	$(8,152)	$(7,913)	$(26,406)	$(28,110)	$(185,514)
Unrealized gain on investments available for sale, net	3	8	1	2	6

Total comprehensive loss	$(8,149)	$(7,905)	$(26,405)	$(28,108)	$(185,508)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”), which changes how business acquisitions are accounted for. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material effect upon the Company’s results of operations or financial position.

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

In June 2007, FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF 07-3 is effective with respect to new arrangements entered into after December 15, 2007. The Company has adopted EITF 07-3, which did not have a material impact on its results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits, but does not require all entities to choose, at specified dates, to measure eligible items at fair value. SFAS 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. Although the Company adopted SFAS 159 as of January 1, 2008, the Company did not elect to measure any new assets or liabilities at their respective fair values.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results. On February 12, 2008, the FASB issued FASB Staff Position FAS No. 157-2 (“FSP 157-2”). FSP 157-2 permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.

3. Employee and Director Stock Benefit Plans

As of September 30, 2008, the Company had five equity compensation plans under which its equity securities are authorized for issuance to its employees and/or directors:

	Authorized Shares	Shares Available for Grant
Employee Stock Option Plans:
1998 Employee Equity Incentive Plan, as amended and restated	475,000	29,799
1999 Supplemental Equity Compensation Plan, as amended and restated	100,000	69,436
2005 Supplemental Equity Compensation Plan, as amended and restated	10,369,594	862,417

Subtotal Employee Stock Option Plans	10,944,594	961,652

Other Plans:
1998 Director Stock Option Plan, as amended and restated	25,000	17,700
Amended and Restated 1998 Employee Stock Purchase Plan	65,000	—

Total	11,034,594	979,352

Note: The Authorized Shares and Shares Available for Grant columns for the 2005 Supplemental Equity Compensation Plan, as amended and restated, and the Amended and Restated 1998 Employee Stock Purchase Plan do not include the increases of 3,000,000 shares and 100,000 shares, respectively, that were approved at the 2008 Annual Meeting. These shares will be registered with the SEC pursuant to Form S-8 Registration Statement to be filed in the next several months.

General Option Information

A summary of stock option transactions follows:

		Options Outstanding
	Options Available For Grant (1)	Shares	Weighted-average exercise price of shares under plan
Balance outstanding at December 31, 2007	1,992,469	5,620,038	$4.26
Granted	(2,000,975)	1,825,975	1.26
Exercised		(95,302)	0.22
Forfeited or expired	987,858	(927,858)	5.30

Balance outstanding at September 30, 2008	979,352	6,422,853	$3.32

(1)	Information contained in the Options Available For Grant column includes the grants and forfeitures of non-vested restricted common stock made during the reporting period. See table below for detail activity of non-vested restricted common stock during the nine months ended September 30, 2008.

The Company has a policy of issuing stock from its registered, but unissued, stock pool through its transfer agent to satisfy stock option exercises and restricted stock awards.

General Restricted Share Information

A summary of restricted share transactions follows:

	Shares	Weighted- average grant-date fair value
Balance Outstanding at December 31, 2007	340,000	$2.94
Granted	175,000	0.67
Forfeited	(60,000)	2.60

Balance Outstanding at September 30, 2008	455,000	$2.11

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchase plan transactions and restricted stock grants under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$277	$265	$1,076	$915
General and administrative expense	515	952	1,686	3,090

Stock-based compensation expense included in operating expenses	$792	$1,217	$2,762	$4,005

The Company did not recognize any tax benefit on stock-based compensation recorded during the three and nine months ended September 30, 2008 and 2007 because it has established a full valuation allowance against its net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2008 was $0.00 (as no options were granted during this period) and $0.40, respectively, and for the three and nine months ended September 30, 2007 was $1.88 and $2.60, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For Three Months Ended September 30,
	2008		2007
	Stock Options	ESPP(1)	Stock Options	ESPP
Volatility	88.0%	N/A	78.0%	78.0%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
Risk-free rate	3.23%	N/A	4.38%	4.54%
Expected life in years	5.0	N/A	5.0	0.25

	For Nine Months Ended September 30,
	2008		2007
	Stock Options	ESPP(1)	Stock Options	ESPP
Volatility	88.9%	N/A	75.9%	76.4%
Expected dividend yield	0.0%	N/A	0.0%	0.0%
Risk-free rate	2.78%	N/A	4.70%	4.81%
Expected life in years	5.0	N/A	5.0	0.25

(1)	The Amended and Restated Employee Stock Purchase Plan was not available to employees during the three and nine months ended September 30, 2008 as all of the available shares under the Plan had been distributed to employees during 2007.

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

Share-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, reduced by an estimated annualized forfeiture rate. For the three and nine months ended September 30, 2008 and 2007, the estimated annualized forfeiture rate used was approximately 1.0%, which is the rate that has been used since the adoption of SFAS 123(R) in January 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

4. Equity

Warrants

As of September 30, 2008, the Company had outstanding warrants to purchase approximately 1.4 million shares of common stock with exercise prices ranging from $0.75 to $3.71 per share. The warrants expire between March 2010 and September 2012.

Restricted Stock Grants

As of September 30, 2008, there were 455,000 shares of restricted common stock outstanding, of which 30,000 shares had been granted in October 2006 and another 310,000 shares granted in November 2007 (of which 25,000 shares and 35,000 shares were subsequently cancelled in February 2008 and September 2008, respectively) that contained performance vesting provisions. In January 2008, the Company granted 75,000 restricted shares of common stock that contain performance vesting provisions to its newly hired Executive Vice President, Chief Financial Officer and Chief Business Officer. The Company is amortizing the total expense of $58,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met. In February 2008, the Company granted 100,000 restricted shares of common stock that contain performance vesting provisions to its President and Chief Executive Officer. The Company is amortizing the total expense of $60,000 for these shares of restricted stock ratably over the period through which the performance vesting condition is expected to be met.

5. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008. The financial assets and liabilities contained in the table are valued using market prices on both active markets (level 1) and less active markets (level 2). In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. As of September 30, 2008, the Company did not have any assets or liabilities without observable market values (level 3) that would require a high level of judgment to determine fair value: (in thousands)

	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents:
Money market funds	$11,267	$11,267	$—
Corporate debt securities	4,470	—	4,470
Government and agency securities	2,499	—	2,499

	18,236	11,267	6,969

Marketable securities:
Corporate debt securities	806	—	806
Government and agency securities	4,714	—	4,714

	5,520	—	5,520

Restricted cash	468	468	—

Total	$24,224	$11,735	$12,489

Liabilities:	$—	$—	$—

	$—	$—	$—

6. Marketable Securities

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of marketable securities are as follows: (in thousands)

	September 30, 2008		December 31, 2007
	Fair Value	Gross Amortized Cost	Fair Value	Gross Amortized Cost
Commercial Paper	$399	$399	$1,244	$1,244
Corporate Bonds	407	407	3,127	3,125
U.S. Agencies	2,597	2,595	8,049	8,045
Treasury Notes/Bills	2,117	2,113	1,610	1,611

	$5,520	$5,514	$14,030	$14,025

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below: (in thousands)

	September 30, 2008	December 31, 2007
Due within one year	$5,520	$14,030
Due after one year	—	—

	$5,520	$14,030

Gross unrealized gains on marketable securities amounted to $6,000 and $7,000 at September 30, 2008 and December 31, 2007, respectively. Gross unrealized losses on marketable securities amounted to $0 and $2,000 at September 30, 2008 and December 31, 2007, respectively. The aggregate fair value of investments in an unrealized loss position at September 30, 2008 and December 31, 2007 was $0 and $2.9 million, respectively. Where applicable, all such investments that have been in an unrealized loss position for less than one year, the Company has concluded that no other-than-temporary impairment existed as of September 30, 2008 and December 31, 2007.

There were no realized gains or losses on marketable securities during the three and nine months ended September 30, 2008.

6. Guarantees

From time to time, the Company enters into contracts that require it to indemnify parties against third party claims. These obligations include certain agreements with the Company’s executive officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. Other obligations relate to certain agreements with its vendors or collaborators under which the Company may be required to indemnify such parties against liabilities and damages relating to the Company’s activities, including claims of patent, copyright, trademark or trade secret infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of September 30, 2008 and December 31, 2007.

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

Our lead product candidate, bevirimat, is an oral HIV drug candidate in Phase 2 clinical testing. To date, we have dosed nearly 650 patients and subjects with bevirimat and have seen a good safety and tolerability profile with no indication of a relationship between adverse events and drug levels. Bevirimat is the first in a new class of product candidates that works by a novel mechanism of action called maturation inhibition that is different from the mechanism of any currently approved drugs. This new target for HIV drugs was discovered by Panacos scientists and their academic collaborators. Based on currently available clinical data, we believe that bevirimat has the potential to be a part of combination therapy for both treatment-experienced and treatment-naïve (previously untreated) patients with HIV. The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation to bevirimat. Fast Track designation may be granted to a drug under development when the FDA determines that the specific indication for which the product candidate is being studied is serious or life-threatening and that the product candidate demonstrates the potential to address unmet medical needs for that indication.

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

In March 2007, the FDA agreed to this revised trial design (which is now designated as Part B of Study 203), and we resumed bevirimat dose escalation in Study 203 while continuing to develop an optimized formulation of bevirimat for late-stage clinical development and commercialization. The dose escalation stage of Part B of Study 203 was completed during the first quarter of 2008 and tested the antiviral activity of bevirimat in treatment-experienced patients failing current therapy at increasing doses using the oral liquid formulation. This Part B stage of Study 203 involved a 14-day functional monotherapy period similar to Part A, except that patients did not continue on to extended dosing.

In Study 203, bevirimat was well-tolerated, has shown generally dose-proportional increases in plasma concentration, and in many patients has been associated with a VL reduction of more than 1.0 log10 following 14 days of functional monotherapy. Detailed analyses of the data suggest that treatment-experienced patients may be grouped into two populations—responders and non-responders. Responders may be defined as those patients with at least a 0.5 log10 VL reduction by week 2 and non-responders as those with less than a 0.5 log10 VL reduction by this time point. The mean VL change in responders was generally consistent across all of the doses tested in Study 203. Based on the data, supported by updated pharmacokinetic modeling, we believe that the plasma concentration of bevirimat achieved in Study 203 is in the optimum response range and that further dose escalation will not provide significantly improved responses. Accordingly, we do not plan to undertake any further dose escalation in Study 203.

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

Based on this retrospective analysis and follow-up laboratory confirmation, we conducted a prospective clinical study to confirm that patients without these polymorphisms are significantly more likely to respond to bevirimat treatment as a Part C extension to Study 203. In this Phase 2b prospective study of 27 treatment-experienced and treatment-naïve patients, those who were free of Gag polymorphisms at positions 369, 370 or 371 had a statistically significant higher mean viral load reduction than patients with polymorphisms at these same Gag positions. These results provided clinical confirmation of our hypothesis of patient response predictors. We are continuing both clinical and virologic testing in order to further refine the predictive algorithm for patients.

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

The frequency of Gag polymorphisms is variable, depending on the population tested. Based on a review of three independent North American and European patient data sets comprising 1,034 HIV-positive patients, 62% of patients are free of baseline Gag polymorphisms at positions 369, 370 or 371. In one survey of an academic patient database in North America, no polymorphisms at Gag positions 369, 370 or 371 were observed in 60.2% of 567 treatment-naïve patients or in 59.7% of 114 treatment-experienced patients. A 2007 publication from multiple HIV clinics in France demonstrated approximately 68.3% of samples from 82 protease inhibitor-experienced patients were free of these same Gag polymorphisms. In a review of the Los Alamos National Laboratories database, 65% of Clade B patient’s sequences were free of these Gag polymorphisms.

In 2008, we initiated a multinational dosing study of bevirimat, which we refer to as Study 204, in which both treatment-naïve and treatment-experienced patients are given bevirimat tablets twice daily. The primary objective of this trial was to determine if this modified twice-daily dosing regimen increases bevirimat drug exposure in patients. We also planned to confirm the bioavailability of 100mg bevirimat tablets in clinical studies for use in extended duration studies. In October 2008, we announced that Study 204 achieved its primary objective by demonstrating bevirimat plasma levels in HIV-positive patients to be in a target range for virologic reduction. After 14 days of bevirimat treatment given twice daily at doses of 200mg or 300mg, 100% of 32 treatment-naïve and treatment-experienced patients in Study 204 had bevirimat plasma concentrations well above the previously identified minimum target of 20ug/mL. In the treatment-naïve patients who were free of Gag polymorphisms at positions 369, 370 or 371 (which the Company has determined to be the predictors of response to bevirimat), the mean viral load reduction was -0.93 log10 copies/mL vs. -0.60 log10 copies/mL in treatment-naïve patients with Gag polymorphisms at one or more of the three positions. In addition, bevirimat’s safety profile was comparable to earlier studies where it had been indistinguishable from placebo.

In the third quarter of 2008, we also reported the pharmacokinetic data from Study 114, a single-dose trial of the new bevirimat 100mg tablet formulation that was conducted in healthy volunteers. In this study, the 100mg tablet yielded bevirimat plasma concentrations that were approximately 70% of the concentrations achieved with the bevirimat liquid formulation. These data informed the design of Study 206, a 14-day pharmacokinetic trial of this same bevirimat 100mg tablet in HIV-positive patients with undetectable viral load that we initiated in October 2008.

Once the data from Study 206 are reviewed, the design and bevirimat dose to be used in Study 205 will be finalized pending regulatory concurrence. The primary objective of Study 205 will be to demonstrate persistence of antiviral activity and durability of the short-term safety profile in HIV-positive patients out to 12-16 weeks and beyond. Our expectation is that the new bevirimat 100mg tablet will be used in Study 205 and in subsequent Phase 3 registration trials.

In addition to the ongoing bevirimat development program, we have established research and development programs designed to develop second- and third-generation maturation inhibition product candidates. We believe that there is the potential for multiple marketed products in this class. We filed an Investigational New Drug Application, or IND, for one of our second-generation maturation inhibitors, PA-040, and completed a Phase 1 clinical trial for that compound. We do not plan to study PA-040 further in clinical trials because its bioavailability was lower than our goal, and have since placed the IND for PA-040 on inactive status. We have identified other second-generation compounds with greater oral bioavailability than PA-040 in animals. We envision studying additional second-generation maturation inhibitors in preclinical and single-dose human clinical trials before choosing a compound for multiple-dose clinical trials. The selection of second-generation compounds to move forward into development will be based, in part, on the results of studies to determine whether any second-generation compounds may have activity in patients who do not respond well to bevirimat. Recent laboratory studies indicate that several of Panacos’ second-generation and third-generation maturation inhibitors retain activity against some HIV strains with Gag polymorphisms that have reduced susceptibility to bevirimat.

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

We have retained the worldwide commercialization rights to all of our programs. We have announced that we will seek a partner to commercialize and develop bevirimat in and beyond Phase 3 trials. We are also exploring corporate collaboration opportunities for our oral fusion program and for our second- and third-generation maturation inhibitor programs. We intend to evaluate the relative merits of both approaches on an ongoing basis.

Company Background

In March 2005, V.I. Technologies, Inc. merged with Panacos Pharmaceuticals, Inc., a company incorporated in 1999 as a subsidiary of the public company Boston Biomedica Inc. and spun off as an independent private company in 2000. For accounting purposes, the merger was considered a “reverse merger” under which the former Panacos was considered the acquirer of V.I. Technologies. Accordingly, all financial information prior to the merger date reflects the historical financial results of the former Panacos. The former Panacos was founded to develop small-molecule therapeutics for HIV and other serious viral infections. Following the merger, the combined company was known as V.I. Technologies, Inc. until the name was changed to Panacos Pharmaceuticals, Inc. in August 2005. Prior to the March 2005 merger, the INACTINE Pathogen Reduction System for red blood cells was V.I. Technologies’ principal development-stage program. We terminated the development program for the INACTINE system in 2005. During 2007, we entered into a Research and Option Agreement with Enfer Technology Ltd. (“Enfer”) pursuant to which Enfer will perform research work on the INACTINE technology. Enfer received an exclusive option to enter into a license agreement for this technology, which it did not exercise by the option expiration date of October 5, 2008.

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

Research and Development Revenue Recognition

Most of our revenues have been generated by research contracts and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF 00-21, Revenue Agreements with Multiple Deliverables. Revenues from research contracts are recognized in the period in which the related services are performed and the reimbursable costs are incurred. We are reimbursed for certain costs incurred on specified research projects under the terms and conditions of grants and awards. We record the amount of reimbursement as grant revenue as the services are provided. Provisions for estimated losses on research grant projects and any other contracts are made in the period when such losses can be determined.

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

In accordance with SFAS 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance were to exist, we would measure an impairment loss to the extent the carrying amount exceeds the fair value of the particular long-lived asset or group of assets. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Use of different estimates and judgments with any of these factors could yield materially different results in our analysis and could result in significantly different asset impairment charges. At September 30, 2008, our remaining long-lived assets consisted of net property and equipment totaling approximately $843,000.

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

We adopted SFAS 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to the adoption of SFAS 123(R) have not been restated to reflect and do not include the impact of SFAS 123(R). For further information, please see Notes 2 and 3 to the unaudited consolidated financial statements.

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

RESULTS OF OPERATIONS (tables in thousands)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues

Q3 2008	Q3 2007	Increase/(Decrease)%
$24	$30	$(6)	-20%

Revenues decreased by 20% to $24,000 for the three months ended September 30, 2008 compared to $30,000 for the same period in 2007. The decrease in 2008 compared to 2007 was primarily due to a reduction in research work performed under our contract with the University of North Carolina.

Research and development

Q3 2008	Q3 2007	Increase/(Decrease)%
$5,374	$4,988	$386	8%

Total research and development spending increased by $386,000, or 8%, to $5.4 million for the three months ended September 30, 2008 compared to $5.0 million during the same period in 2007. The increase in 2008 compared to 2007 is primarily due to increased spending on our bevirimat development program, partly offset by lower spending on our pipeline second-generation maturation inhibitor and fusion programs. Non-cash stock compensation expense accounted for $277,000 and $265,000 of research and development expense during the three months ended September 30, 2008 and 2007, respectively.

General and administrative

Q3 2008	Q3 2007	Increase/(Decrease)%
$2,221	$3,228	$(1,007)	-31%

General and administrative expenses decreased by $1.0 million, or 31%, to $2.2 million for the three months ended September 30, 2008 compared to $3.2 million during the same period in 2007. The decrease in 2008 was primarily due to lower general corporate expenses and to lower non-cash stock compensation expense. Non-cash stock compensation accounted for $515,000 and $952,000 of general and administrative expenses during the three months ended September 30, 2008 and 2007, respectively.

Impairment and contract related charges

Q3 2008	Q3 2007	Increase/(Decrease)%
$0	$54	$(54)	-100%

We recognized an additional impairment and contract related charge of $54,000 during the three months ended September 30, 2007 related to the sublease for a portion of our Watertown facility, which had been previously used for the INACTINE program that was discontinued in 2005, and to the write-off and disposition of certain fixed assets associated with the sublease.

Interest income

Q3 2008	Q3 2007	Increase/(Decrease)%
$190	$679	$(489)	-72%

Interest income decreased by $489,000, or 72%, to $190,000 for the three months ended September 30, 2008 compared to $679,000 during the same period in 2007. The decrease in interest income resulted from both lower cash and investment balances and to lower interest rates on our investment balances during the three months ended September 30, 2008 as compared to the same period in 2007.

Interest expense

Q3 2008	Q3 2007	Increase/(Decrease)%
$771	$351	$420	120%

Interest expense increased by $420,000, or 120%, to $771,000 for the three months ended September 30, 2008 compared to $351,000 during the same period in 2007. The majority of the interest expense that we recognized during the three months ended September 30, 2008 and 2007 came from our $20.0 million loan agreement with Hercules Technology Growth Capital, Inc. The initial $10.0 million advance was drawn at the time we entered the loan agreement at the end of the second quarter of 2007 and the remaining $10.0 million advance was drawn early in the fourth quarter of 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues

YTD 2008	YTD 2007	Increase/(Decrease)%
$77	$158	$(81)	-51%

Revenues decreased by 51% to $77,000 for the nine months ended September 30, 2008 compared to $158,000 for the same period in 2007. The decrease in 2008 compared to 2007 was primarily due to the recognition of a $75,000 nonrefundable license fee from Enfer for an exclusive option to enter into a license agreement in 2007 related to the INACTINE technology development program, which was discontinued in 2005. Enfer did not exercise its option by the expiration date of October 5, 2008.

Research and development

YTD 2008	YTD 2007	Increase/(Decrease)%
$17,089	$18,872	$(1,783)	-9%

Total research and development spending decreased by $1.8 million, or 9%, to $17.1 million for the nine months ended September 30, 2008, compared to $18.9 million during the same period in 2007. The decrease in 2008 compared to 2007 primarily represents a reduction in spending on our pipeline second-generation maturation inhibitor and fusion programs, partially offset by higher spending on the bevirimat development program. Non-cash stock compensation expense accounted for $1.1 million and $915,000 of research and development expense during the nine months ended September 30, 2008 and 2007, respectively.

General and administrative

YTD 2008	YTD 2007	Increase/(Decrease)%
$7,956	$9,781	$(1,825)	-19%

General and administrative expenses decreased by $1.8 million, or 19%, to $8.0 million for the nine months ended September 30, 2008 compared to $9.8 million during the same period in 2007. The decrease in 2008 was primarily due to lower non-cash stock compensation expense and to lower general corporate expenses. Non-cash stock compensation accounted for $1.7 million and $3.1 million of general and administrative expenses during the nine months ended September 30, 2008 and 2007, respectively.

Impairment and contract related charges

YTD 2008	YTD 2007	Increase/(Decrease)%
$0	$1,272	$(1,272)	-100%

We recognized an impairment and contract related charge of $1.3 million during the nine months ended September 30, 2007 related to the sublease for a portion of our Watertown facility, which had been previously used for the INACTINE program that was discontinued in 2005, and to the write-off and disposition of certain fixed assets associated with the sublease.

Interest income

YTD 2008	YTD 2007	Increase/(Decrease)%
$888	$2,034	$(1,146)	-56%

Interest income decreased by $1.1 million, or 56%, to $888,000 for the nine months ended September 30, 2008 compared to $2.0 million during the same period in 2007. The decrease in interest income resulted both from lower cash and investment balances and lower interest rates on our investment balances during the nine months ended September 30, 2008 as compared to the same period in 2007.

Interest expense

YTD 2008	YTD 2007	Increase/(Decrease)%
$2,320	$364	$1,956	537%

Interest expense increased by $2.0 million, or 537%, to $2.3 million for the nine months ended September 30, 2008 compared to $364,000 during the same period in 2007. The majority of the interest expense that we recognized during the nine months ended September 30, 2008 and 2007 came from our $20.0 million loan agreement with Hercules Technology Growth Capital, Inc. The initial $10.0 million advance was drawn at the time we entered the loan agreement at the end of the second quarter of 2007 and the remaining $10.0 million advance was drawn early in the fourth quarter of 2007.

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

At September 30, 2008, we had combined cash, cash equivalents and marketable securities of $26.9 million and working capital of $14.7 million compared to cash, cash equivalents and marketable securities of $51.9 million and working capital of $43.4 million at December 31, 2007.

We expect to incur substantial additional research and development expenses that may increase from historical levels as we move our lead compound, bevirimat, through further clinical trials, and as we increase our preclinical efforts for both our oral fusion inhibitor and second-generation programs. Based on our current forecasts, we believe that we have adequate resources to fund our operations into 2009. We actively seek additional sources of financing to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or our other programs. These activities will take time and expense, both to identify the most suitable partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. If we are unable to secure such financial support in the near term, we may be forced to curtail our clinical and preclinical development activities substantially, or sell or out-license assets in order to obtain funds for the operation of our business, or to sell all or a portion of our assets or wind down operations.

Our cash activity during the nine months ended September 30, 2008 and 2007 was comprised of the following: (in thousands)

	Nine Months Ended September 30,
	2008	2007
Net cash used in operating activities	$(24,022)	$(23,910)
Redemption or sale of available-for-sale marketable securities, net	9,123	13,336
Cash used in fixed asset acquisitions	(81)	(33)
Net proceeds from equity transactions	21	1,009
Net proceeds from the issuance of debt and warrants	—	9,668
Repayment of advances and other debt	(1,564)	(420)
Transfers from restricted cash	26	—

Decrease in cash position	$(16,497)	$(350)

We intend to explore strategic relationships as a potential means to provide resources for further development of our product candidates. We cannot forecast when, or whether, we will be able to enter into one or more collaboration agreements on favorable terms.

We expect to continue to have, for the foreseeable future, substantial cash requirements annually. The level of cash resources required will depend on the continuing progress of clinical trials of bevirimat, on the expenditures required to develop our other product candidates and on the expenditures for our research programs. We plan to fund operations primarily through a combination of cash on hand, marketable securities, additional issuances of our equity or debt securities and partnerships for the clinical development of product candidates, such as bevirimat, second-generation maturation inhibitors or oral fusion inhibitors. Development partnerships may include license fees and reimbursement of the cost to conduct clinical trials required to commercialize the product in return for distribution rights following approval of the product by regulatory authorities. We filed a shelf registration statement on Form S-3 in the first quarter of 2006 with the SEC. The registration statement (Registration Statement No. 333-132740) was declared effective by the SEC in May 2006 and allows us, from time to time, to offer and sell equity securities up to an aggregate value of approximately $111 million, subject to the limitation that we may only issue securities with a value of one-third of the value of our public float at the time of an offering during any twelve-month period under this registration statement for so long as the value of our public float is less than $75.0 million. The aggregate amount available on our shelf registration statement reflects a reduction from the original amount available due to the registration of the warrant, and the 646,000 shares of common stock underlying the warrant, issued to Hercules in connection with the $20.0 million term loan agreement discussed above. There is no guarantee that we will be able to obtain funding, secure additional grants, or enter into commercial partnerships sufficient to fund our operations. Other than proceeds from financings, partnerships and grants, we do not anticipate generating cash flow from operations until the commercial launch of bevirimat in a major market, such as the U.S. or Europe. No assurance can be given as to when, if ever, such commercial launch will occur.

Contractual Obligations

The following table represents our outstanding contractual obligations at September 30, 2008: (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases, net of sublease	$2,038	$927	$1,010	$101	$—
Capital leases	117	63	52	2	—
Term loan with Hercules (1)	19,139	7,481	11,658	—	—
Other purchase obligations	10,376	9,581	795	—	—

Total	$31,670	$18,052	$13,515	$103	$—

(1)	Term loan obligation excludes interest payable to Hercules.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase in interest rates would result in a decrease of approximately $5,000 in the fair market value of our total portfolio while a hypothetical 10% decrease in interest rates would result in an increase of approximately $5,000 in the fair market value of our total portfolio at September 30, 2008.

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

We have historically incurred substantial operating losses due to our research and development activities and expect these losses to continue for the foreseeable future. As of September 30, 2008, we had an accumulated deficit of approximately $186.4 million. Net loss for the nine months ended September 30, 2008 was $26.4 million. Our fiscal year 2007 and 2006 net losses were $37.5 million and $38.1 million, respectively. We intend to continue research and development activities with respect to our product candidates. We expect to expend significant amounts on research and development programs, including those relating to bevirimat. The bevirimat clinical trial program is being conducted in various geographic locations, and clinical studies may occur in other geographic markets. In addition, we expect that, as bevirimat progresses through the Phase 2 trials currently underway and into planned Phase 3 trials, bevirimat development expenses will increase. In parallel to the bevirimat clinical development activities, we expect increased expenditures for pre-commercial activities, such as planning for, and preliminary investments in, the scale-up of manufacturing of the drug, and marketing and distribution of the drug both in the U.S. and internationally. As our second-generation maturation inhibitor program and our fusion inhibitor program move into clinical trials, we also expect increased expenditures in those programs. We actively seek additional sources of financing to provide financial support for our activities. We also plan to evaluate potential development and commercial collaborations with strategic partners, which may fund part or all of the development of bevirimat or our other programs. These activities will take time and expense, both to identify the most suitable partners and reach agreement on terms, and to negotiate and sign definitive agreements. At this time, we are not able to assess the probability of success in our financing efforts or in identifying suitable commercial collaborators or the terms, if any, under which we may secure financial support, obtain revenues or reduce research and development expenses as a result of any collaboration with strategic partners. We expect to continue to incur operating losses for the foreseeable future.

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

Bevirimat is our only product that has reached Phase 2 clinical trials. Bevirimat has not been approved by the FDA for marketing in the U.S. or by regulatory authorities in other countries. The process of obtaining regulatory approvals is lengthy, expensive and uncertain. Satisfaction of pre-market approval or other regulatory requirements of the FDA, or similar requirements of non-U.S. regulatory agencies, typically takes several years, depending upon the type, complexity, novelty and intended purpose of the product. During the three and nine months ended September 30, 2008, we spent approximately $5.4 million and $17.1 million, respectively, on research and development. During fiscal years 2007 and 2006, we spent approximately $25.1 million and $24.5 million on research and development, respectively.

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

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $26.9 million. During the second quarter of 2007, we entered into a $20 million term loan agreement with Hercules Technology Growth Capital, Inc., or Hercules, and have received the full amount of the loan. During the fourth quarter of 2005, we closed a follow-on public offering, raising approximately $81.0 million in net proceeds, and issued 8.25 million shares of our common stock. At our current level of expenditure, we believe that our cash resources are adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

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

We intend to seek sources of financing to provide financial support for our activities. We have an effective shelf registration statement on file with the SEC pursuant to which we may sell up to approximately $111 million of our common stock and warrants at our discretion, subject to certain limits under federal securities laws and the rules of the Nasdaq Stock Market. If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock could be delisted from the Nasdaq Capital Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares, and our ability to raise capital.

Our listing on the Nasdaq Capital Market is conditioned upon our continued compliance with the Nasdaq Marketplace Rules, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days. On January 28, 2008, we received a deficiency notice from Nasdaq stating that we were not in compliance with the minimum bid price rule due to the price level of our common stock. Effective on July 29, 2008, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On October 16, Nasdaq filed an immediately effective rule change with the SEC to grant a three-month suspension in the enforcement of its minimum bid price and market value requirements, which is in effect through January 16, 2009. Nasdaq notified Panacos the Company is included under this temporary suspension. On January 16, 2009, Panacos will have 99 days (the time remaining on Panacos’ original listing qualification notification relating to its bid price) to regain compliance. All companies that do not meet the minimum bid have the ability to regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days. We now have until January 26, 2009, to cure the deficiency in our minimum bid price per share. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the Nasdaq Capital Market. The delisting of our common stock could have a material adverse effect on the trading price, volume and marketability of our common stock. Further, if our common stock is delisted, we may have difficulties in raising, or may be unable to raise, additional funds with which to operate our business by selling our common stock.

Failure to remain in compliance with the provisions of our loan from Hercules could materially adversely affect our business.

On June 28, 2007, we entered into a $20 million term loan agreement with Hercules. The loan is scheduled to mature on January 3, 2011. We have granted Hercules a first priority security interest in all of our assets with the exception of our intellectual property, specific lien financing up to $2,000,000 and standard permitted liens, provided that Hercules will receive a security interest in the proceeds from the sale of any intellectual property and we may not pledge our intellectual property to another lender. The loan agreement includes several potential events of default, such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the then-existing interest rate on the loan plus 5%, or in the event of specified uncured events of default, could result in Hercules’ right to declare all outstanding obligations immediately due and payable.

As of September 30, 2008, we are in compliance with the provisions of the loan agreement. Our ability to remain in compliance with the provisions of the loan agreement until the loan’s maturity in 2011 depends upon our ability to achieve results that are materially consistent with our internal operating plans. If a material adverse change occurs within our business, or we fail to achieve our anticipated results, we may become in default of one or more provisions of the loan agreement, which could require Hercules to waive such defaults, and these waivers may or may not be granted. Should an event of default occur, and if based on such default Hercules were to declare all outstanding obligations immediately due and payable, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business which could involve the sale of certain assets. In addition, in the case of default or certain events constituting a change of control or sale of substantially all of our assets, if our debt were to be accelerated, we cannot assure you that we would be able to repay it at the time of acceleration. If we cannot repay all amounts that we have borrowed under the agreement, our lender could assume ownership of all of our pledged assets.

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

PANACOS PHARMACEUTICALS, INC.
(Registrant)

Date: November 7, 2008	/s/ ALAN W. DUNTON
Alan W. Dunton, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ JANE PRITCHETT HENDERSON
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